Form 10-Q
period 2008-03-31
Excel Global, Inc.
filed 2008-05-20
CIK 1432196

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2008

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-150462

EXCEL GLOBAL, INC.
(Exact Name of Registrant As Specified In Its Charter)

      Nevada                                                    26-0657736
(State or other jurisdiction     (Primary Standard           (I.R.S. Employer
   of incorporation or        Industrial Classification       Identification
     organization)                Code Number)                   Number)

    292 S.La Cienega Blvd.
    Suite PHD
    Beverly Hills, CA                                       90211
(Address of principal executive offices,                   Zip Code)

(310) 266-3738
------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]      No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, May 15, 2008:

  Common Stock  -  7,100,000

EXCEL GLOBAL, INC.
FORM 10-Q
For the quarterly period ended March 31, 2008
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      12
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        13
Item 4T. Controls and Procedures                              13

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    14
Item 1A. Risk Factors                                         14
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        14
Item 3.  Defaults upon Senior Securities                      14
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            14
Item 5.  Other Information                                    14
Item 6.  Exhibits                                             14

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

EXCEL GLOBAL, INC.
BALANCE SHEETS
                                                  March 31,           December 31,
                                                    2008                  2007
                                                 ----------           ----------
                                                 (Unaudited)
ASSETS
------
Current assets:
  Accounts receivable                               $   25,000        $   25,000
                                                    ----------        ----------
    Total Current Assets                                25,000            25,000
                                                    ----------        ----------

Other Assets
  License Rights                                         51,000           51,000
                                                     ----------       ----------
    Total Other Assets                               $   76,000       $   76,000
                                                     ==========       ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current Liabilities
  Accounts payable                                   $   50,000       $   50,000
  Accrued expenses                                       26,000           25,200
  Officer advances                                       10,853              853
                                                     ----------       ----------
    Total Current Liabilities                            86,853           76,053
                                                     ----------       ----------

Stockholders' Deficit:
  Common stock, no par value, 25,000,000 shares
   authorized, 7,100,000 shares issue and outstanding    71,000           71,000
  Deficit Accumulated in the development stage          (81,853)         (71,053)
                                                     ----------       ----------
     Total Stockholders' Deficit                        (10,853)             (53)
                                                     ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   76,000       $   76,000
                                                     ==========       ==========

The accompanying notes are an integral part of these interim unaudited financial statements

EXCEL GLOBAL, INC.
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2008

                                                    2008
                                                 ----------

Operating Expenses
  Selling, general and administrative            $   10,000
                                                 ----------
                                                     10,000

  Operating loss                                    (10,000)

Other Income (Expenses):
  Interest and Other Income                               -
  Interest and Other Expenses                             -
                                                 ----------
    Total Other Income (Expenses)                         -
                                                 ----------
Net loss before Income Taxes                        (10,000)
Provision for Taxes                                     800
                                                 ----------
  Net Loss                                       $  (10,800)
                                                 ==========

Net loss per share, Basic and Diluted                   NIL

Weighted Average Number of Shares                 7,100,000





The accompanying notes are an integral part of these interim unaudited financial statements

EXCEL GLOBAL, INC.
STATEMENT OF CASH FLOWS
For the three months ended March 31, 2008

Cash Flow from Operating Activities:
  Net Loss                                           $  (10,800)
  Adjustment to reconcile net loss to net cash
   used by operating activities:
     Increase in accrued expenses                           800
                                                     ----------
Net Cash used by Operating Activities                   (10,800)

Cash Flow from Investing Activities:
Net Cash used by Investing Activities                         -

Cash Flow from Financing Activities:
  Proceeds from Officer Loan                             10,000
                                                     ----------
Net Cash provided by Financing Activities                10,000

Net Increase (Decrease) in Cash                               -

Cash Balance at beginning of period                           -
                                                     ----------
Cash Balance at end of Period                        $        -
                                                     ==========

Supplemental Disclosure:
  Taxes Paid                                         $        -


 The accompanying notes are an integral part of these interim unaudited financial statements





EXCEL GLOBAL, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Excel Global, Inc. (the "Company") was incorporated in the state of Nevada on August 2, 2007.

The Company is a web-based service provider offering real time information captured through the use of its prime product known as the EDGE. This allows the Company together information for its clients with immediate analysis to its results allowing the client to react to the information more efficiently.

Presentation of Interim Information. The financial information at March 31, 2008 and for the three moths ended March 31, 2008 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP"") for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto for the year ended December 31, 2007 included in the Company's Form S-1.

The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Use of estimates. The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition. The Company recognizes revenue when service is rendered, providing that collectibility is reasonably assured. Revenue consists primarily of gross administrative fees. Amounts received prior to providing the service date are classified as deferred revenue. The Company did not generate any revenue during the three months ended March 31, 2008.

Cash Equivalents. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Property and Equipment. As of March 31, 2008, the Company did not maintain or control any fixed assets.

EXCEL GLOBAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Fair Value of Financial Instruments. All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes. Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Licensing Rights.  As of March 31, 2008, the Company capitalized
$51,000 for licensing agreement rights.

Impairment of Long-Lived Assets. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value costs to sell.

Net Loss Per Share. Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share as the Company did not have dilutive items during the audit period.

Non-employees Equity Transactions. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 and the Emerging Issues Task Force (EITF) Issue No. 00-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 99-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (this is, the vesting date).

EXCEL GLOBAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

New Accounting Pronouncements. In March 2008, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company's financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods beginning after that date. As such, the Company is required to adopt these provisions beginning with the quarter ending in February 2009. Adoption of SFAS 161 is not expected to have a material impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS No. 159"), "The Fair Value Option For Financial Assets And Financial Liabilities - Including An Amendment of FASB Statement No. 115." SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value, and establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS No. 159 is effective for the Company's fiscal year beginning August 1, 2008, with early adoption allowed only if SFAS No. 157 is also adopted. The Company is currently evaluating the potential impact of this standard on the financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-1 will be effective for the Company's fiscal year beginning August 1, 2008. Currently, the Company does not anticipate that this statement will have a significant impact on its financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No.141(R)"). SFAS No. 141(R) will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and

EXCEL GLOBAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, the Company does not anticipate that this Statement will have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"). This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 will be effective for the Company's fiscal year beginning August 1, 2009. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property" ("EITF 07-1"). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 will be effective for the Company's fiscal year beginning August 1, 2009. The Company is currently evaluating the potential impact of this standard on the financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of "plain vanilla" options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company's financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the

EXCEL GLOBAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 2 GOING CONCERN (Continued)

Company expects to continue to incur operating losses and may have insufficient funds to grow its business in the near future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Management of the Company is actively increasing marketing efforts to increase its revenues. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangement and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 3 - LICENSE RIGHTS

On November 28, 2007, the Company acquired a license from a software developer, Service Technology, Inc. ("Licensor"). The Licensor has a certain social networking software for use on the website. According to the license rights, the Company is authorized by this agreement to utilize the software in any manner within the course and scope of its business.

The Company agreed to compensate the Licensor with a payment of $50,000, and in 100,000 common shares of the Company.

The Company has indefinite term for the rights; therefore, the license right is not being amortized but will be reviewed for impairment annually or more frequently if impairment indicators arise, in accordance with SFAS 142.


NOTE 4 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                          For Three Months Ended
                                              March 31, 2008
                                              --------------
Numerator:
  Net Loss                                      $   (10,800)
                                                -----------
Denominator:
  Weighted Average of Common Shares              7, 100,000
                                                -----------
Basic and Diluted Net Loss per Share                    NIL
                                                ===========

EXCEL GLOBAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 4 - NET LOSS PER SHARE (Continued)


Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items in the Company.


NOTE 5 - RELATED PARTY TRANSACTION

An officer of the Company make advances to the Company to cover operating expenses; such advances are recorded as officer advances and has a balance of $10,853 and $853 on March 31, 2008 and December 31, 2007, respectively. No interest is being accrued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the three months ended March 31, 2008.

The net loss of $(10,000) for the three months ended March 31, 2008 was due to commencement of operations and expenses relating to the recent public offering.

Results of Operations for the years ended December 31, 2007.

The net loss of $(71,053) for the year ended December 31, 2007 due to commencement of operations.

Revenues
--------
Excel Global did not receive any revenues for the three months ended March 31, 2008

Revenues of $25,000 for the year ended December 31, 2007 attributed to commencement of operations.

Selling, general and administrative expense
-------------------------------------------
For the three months ended March 31, 2008, we had general, administrative and selling expenses of $10,000 due to expenses relating to the recent public offering.

For the year ended December 31, 2007, we had general, administrative and selling expenses of $95,253 due to the commencement of operations. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources
-------------------------------
During the three months ended March 31, 2008, we did not pursue any investing activities.

During the three months ended March 31, 2008, net cash provided by financing activities was $10,000 from the proceeds of an officer loan.

During the year ended December 31, 2007, we did not pursue any investing activities.

During the year ended December 31, 2007, net cash provided by financing activities was $853 from the proceeds of an officer loan. .

We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity. Our current cash balance is estimated to be sufficient to fund our current operations for two months. We are attempting to increase the sales to raise much needed cash for the remainder of the year, which will be supplemented by our efforts to raise cash through the issuance of equity securities. It is our intent to secure a market share in the software application and service industry which we feel will require additional capital over the long term to undertake sales and marketing initiatives, and to manage timing differences in cash flows.

Plan of Operations
------------------

Our main focus in the next twelve months is to complete our public offering and utilize a portion of the funds raised to increase our marketing efforts to increase sales of the Edge and our services.

Our long term capital strategy is to increase our cash balance through the receipt of revenues and financing transactions, including the issuance of debt and/or equity securities. We have not yet determined any specific offering terms, if any.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4T.  Controls and Procedures.

During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 1A. Risk Factors.  Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None.

Item 3. Defaults Upon Senior Securities.
          None.

Item 4. Submission of Matters to a Vote of Security Holders.
          None.

Item 5. Other Information. None.

Item 6. Exhibits

       Exhibit 31 - Certifications pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
       Exhibit 32 - Certifications pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2008

EXCEL GLOBAL, INC.

By: /s/Betty Soumekh
---------------------------
Betty Soumekh, Chief Executive Officer