Form 10-Q
period 2008-06-30
Excel Global, Inc.
filed 2008-08-19
CIK 1432196

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2008

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-150462

EXCEL GLOBAL, INC.
(Exact Name of Registrant As Specified In Its Charter)

      Nevada                                                    26-0657736
(State or other jurisdiction     (Primary Standard           (I.R.S. Employer
   of incorporation or        Industrial Classification       Identification
     organization)                Code Number)                   Number)

    816 South Robertson Blvd.
    Los Angeles, CA                                          90035
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

The number of outstanding shares of the registrant's common stock, August 15, 2008:

  Common Stock  -  7,100,000

EXCEL GLOBAL, INC.
FORM 10-Q
For the quarterly period ended June 30, 2008
INDEX

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

EXCEL GLOBAL, INC.
BALANCE SHEETS
                                                  June 30,           December 31,
                                                    2008                  2007
                                                 ----------           ----------
                                                 (Unaudited)
ASSETS
------
Current assets:
  Cash in Bank                                      $      296        $        -
  Accounts receivable                                        -            25,000
                                                    ----------        ----------
    Total Current Assets                                   296            25,000
                                                    ----------        ----------

Other Assets
  License Rights                                         51,000           51,000
                                                     ----------       ----------
    Total Other Assets                               $   51,296       $   76,000
                                                     ==========       ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current Liabilities
  Accounts payable                                   $   50,000       $   50,000
  Accrued expenses                                       12,780           25,200
  Officer loan                                           27,648              853
                                                     ----------       ----------
    Total Current Liabilities                            90,428           76,053
                                                     ----------       ----------

Stockholders' Deficit:
  Common stock, no par value, 25,000,000 shares
   authorized, 7,100,000 shares issue and outstanding    71,000           71,000
  Deficit Accumulated in the development stage         (110,132)         (71,053)
                                                     ----------       ----------
     Total Stockholders' Deficit                        (39,132)             (53)
                                                     ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   51,296       $   76,000
                                                     ==========       ==========

The accompanying notes are an integral part of these interim unaudited financial statements

EXCEL GLOBAL, INC.
STATEMENTS OF OPERATIONS (Unaudited)

                              For the three months   For the six months
                              ended June 30, 2008   ended June 30, 2008
                              --------------------  -------------------

Operating Expenses
  Selling, general and
    administrative                $   28,279               $   38,279
                                  ----------               ----------
                                      28,279                   38,279

  Operating loss                     (28,279)                 (38,279)

Other Income (Expenses):
  Interest and Other Income                -                        -
  Interest and Other Expenses              -                        -
                                  ----------               ----------
    Total Other Income (Expenses)          -                        -
                                  ----------               ----------
Net loss before Income Taxes         (28,279)                 (38,279)
Provision for Taxes                        -                      800
                                  ----------               ----------
  Net Loss                        $  (28,279)                 (39,079
                                  ==========               ==========

Net loss per share,
  Basic and Diluted                        -                        -
                                  ==========               ==========

Weighted Average Number
  of Shares                        7,100,000                7,100,000
                                  ==========               ==========





The accompanying notes are an integral part of these interim unaudited financial statements

EXCEL GLOBAL, INC.
STATEMENT OF CASH FLOWS
For the three months ended June 30, 2008

Cash Flow from Operating Activities:
  Net Loss                                           $  (39,079)
  Adjustment to reconcile net loss to net cash
   used by operating activities:
     Decrease in Accounts Receivable                     25,000
     Decrease in Accrued Expenses                       (12,420)
                                                     ----------
Net Cash used by Operating Activities                   (26,499)

Cash Flow from Investing Activities:
Net Cash used by Investing Activities                         -

Cash Flow from Financing Activities:
  Proceeds from Officer Loan                             26,795
                                                     ----------
Net Cash provided by Financing Activities                26,795
                                                     ----------
Net Increase (Decrease) in Cash                             296

Cash Balance at beginning of period                           -
                                                     ----------
Cash Balance at end of Period                        $      296
                                                     ==========

Supplemental Disclosure:
  Taxes Paid                                         $        -


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

Presentation of Interim Information. The financial information at June 30, 2008 and for the three and six months ended June 30, 2008 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP"") for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto for the year ended December 31, 2007 included in the Company's Form S-1.

The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and six months ended June 30, 2008 may ot be indicative of results for the year ending December 31, 2008 or any future periods.

Use of estimates. The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition. The Company recognizes revenue when service is rendered, providing that collectibility is reasonably assured. Revenue consists primarily of gross administrative fees. Amounts received prior to providing the service date are classified as deferred revenue. The Company did not generate any revenue during the three months ended June 30, 2008.

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

EXCEL GLOBAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Property and Equipment. As of June 30, 2008, the Company did not maintain or control any fixed assets.

Fair Value of Financial Instruments. All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes. Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Licensing Rights. As of June 30, 2008, the Company capitalized $51,000 for licensing agreement rights.

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

EXCEL GLOBAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

New Accounting Pronouncements. The Company does not believe newly issued accounting pronouncements will have any material impact on its financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the

The Company expects to continue to incur operating losses and may have insufficient funds to grow its business in the near future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

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

NOTE 4 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                              For the three months   For the six months
                              ended June 30, 2008   ended June 30, 2008
                              --------------------  -------------------

Numerator:
  Net Loss                         $   (28,279)          $   (39,079)
                                   -----------           -----------
Denominator:
  Weighted Average of
    Common Shares                   7, 100,000             7,100,000

Basic and Diluted Net Loss
  per Share                                NIL                   NIL
                                   ===========           ===========

Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items in the Company.


NOTE 5 - RELATED PARTY TRANSACTION

An officer of the Company make advances to the Company to cover operating expenses; such advances are recorded as officer advances and has a balance of $27,648 and $853 on June 30, 2008 and December 31, 2007, respectively. No interest is being accrued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the three and six months ended June 30, 2008.

The net loss of $(28,279) and $(39,279) for the three and months ended June 30, 2008, respectively was due to commencement of operations and expenses relating to the recent public offering.

Results of Operations for the years ended December 31, 2007.

The net loss of $(71,053) for the year ended December 31, 2007 was due to commencement of operations.

Revenues
--------
Excel Global did not receive any revenues for the three and six months ended June 30, 2008

Revenues of $25,000 for the year ended December 31, 2007 attributed to commencement of operations.

Selling, general and administrative expense
-------------------------------------------
For the three months ended June 30, 2008, we had general, administrative and selling expenses of $28,279 due to expenses relating to the recent public offering.

For the three months ended June 30, 2008, we had general, administrative and selling expenses of $38,279 due to expenses relating to the recent public offering.

For the year ended December 31, 2007, we had general, administrative and selling expenses of $95,253 due to the commencement of operations. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources
-------------------------------
During the six months ended June 30, 2008, we did not pursue any investing activities.

During the six months ended June 30, 2008, net cash provided by financing activities was $26,795 from the proceeds of an officer loan.

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


Item 4T.  Controls and Procedures.

During the three months ended June 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 18, 2008

EXCEL GLOBAL, INC.

By: /s/Betty Soumekh
---------------------------
Betty Soumekh, Chief Executive Officer