Form 10-Q
period 2008-09-30
Excel Global, Inc.
filed 2008-11-19
CIK 1432196

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2008

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

(310) 623-7505
------------------------------------------
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, November 15, 2008:

  Common Stock  -  8,141,000

EXCEL GLOBAL, INC.
FORM 10-Q
For the quarterly period ended September 30, 2008
INDEX

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

EXCEL GLOBAL, INC.
BALANCE SHEETS
                                                              As of
                                                September 30,          December 31,
                                                    2008                  2007
                                                 ----------           ----------
                                                 (Unaudited)
ASSETS
------
Current assets:
  Cash in Bank                                      $   51,611       $         -
  Accounts receivable                                        -            25,000
                                                    ----------        ----------
    Total Current Assets                                51,611            25,000
                                                    ----------        ----------

Property and equipment, net of accumulated
  depreciation of $34 for 2008, and none for 2007        1,998                 -

Other Assets
  License Rights                                        51,000            51,000
  Deposit                                                1,000                 -
                                                    ----------        ----------
    Total Other Assets                                  52,000            51,000
                                                    ----------        ----------
TOTAL ASSETS                                        $  105,609        $   76,000
                                                     ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current Liabilities
  Accounts payable                                   $   50,000       $   50,000
  Accrued expenses                                       11,083           25,200
  Officer loan                                           33,680              853
                                                     ----------       ----------
    Total Current Liabilities                            94,763           76,053
                                                     ----------       ----------

Stockholders' Deficit:
  Common stock, no par value, 25,000,000 shares
   authorized, 8,141,000 and 7,100,000 shares
   issue and outstanding as of 2008 and 2007,
   respectively                                         356,250           71,000
  Deficit Accumulated in the development stage         (345,404)         (71,053)
                                                     ----------       ----------
     Total Stockholders' Equity (Deficit)                10,846              (53)
                                                     ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  105,609       $   76,000
                                                     ==========       ==========

The accompanying notes are an integral part of these interim unaudited financial statements

EXCEL GLOBAL, INC.
STATEMENTS OF OPERATIONS (Unaudited)

                              For the three  For the nine       For the period from
                              Months ended    months ended   August 2, 2007, Inception
                                         Sept. 30, 2008          to Sept. 30, 2007
                              ----------------------------   -------------------------
Operating Expenses
  Research and development      $ 200,000       $ 200,000            $       -
  Selling, general and
    administrative expenses        34,719          72,998                6,435
                                ---------       ---------            ---------
   Total Operating Expenses       234,719         272,998                6,435

  Operating loss                 (234,719)       (272,998)              (6,435)

Other Income (Expenses):
  Interest and Other Income             -               -                    -
  Interest and Other Expenses         553             553                    -
                                ---------       ---------             --------
    Total Other Income (Expenses)     553             553                    -
                                ---------       ---------             --------

Net loss before Income Taxes     (235,272)       (273,551)              (6,435)
Provision for Taxes                     -             800                    -
                                ---------       ---------             --------
  Net Loss                      $(235,272)      $(274,351)             $(6,435)
                                =========       =========             ========

Net loss per share,
  Basic and Diluted             $   (0.03)      $   (0.04)                 NIL

Weighted Average Number
  of Shares                     7,794,000       7,331,333            7,100,000




The accompanying notes are an integral part of these interim unaudited financial statements

EXCEL GLOBAL, INC.
STATEMENT OF CASH FLOWS

                                                                  For the period from
                                      For the nine months    August 2, 2007, Inception
                                       September 30, 2008       to September 30, 2007
                                      -------------------    -------------------------
Cash Flow from Operating Activities:
  Net Loss                                 $  (274,351)             $   (6,435)
  Adjustment to reconcile net loss to
   net cash used by operating activities:
    Depreciation                                    34                       -
    Stock issued for services                   27,500                       -
    (Increase) Decrease in:
      Accounts receivable                       25,000                       -
      Deposit                                   (1,000)                      -
  Increase(Decrease) in:
      Accrued expenses                         (14,117)                      -
                                            ----------              ----------
Net Cash used by Operating Activities         (236,934)                 (4,435)

Cash Flow from Investing Activities:
  Purchase of property and equipment            (2,032)                      -
                                            ----------              ----------
Net Cash used by Investing Activities           (2,032)                      -
                                            ----------              ----------

Cash Flow from Financing Activities:
  Proceeds from officer advances                32,827                   4,435
  Proceeds from sale of stock                  257,750                       -
                                            ----------               ---------
Net Cash provided by Financing Activities      290,577                   4,435
                                            ----------               ---------

Net Increase in Cash                            51,611                       -

Cash Balance at beginning of period                  -                       -
                                            ----------               ---------
Cash Balance at end of Period               $   51,611                       -
                                            ==========               =========

Supplemental Disclosure:
  Taxes Paid                                $        -               $       -

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

Presentation of Interim Information. The financial information at September 30, 2008 and for the three and nine months ended September 30, 2008 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP"") for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto for the year ended December 31, 2007 included in the Company's Form S-1.

The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and nine months ended September 30, 2008 may not be indicative of results for the year ending December 31, 2008 or any future periods.

Use of estimates. The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition. The Company recognizes revenue when service is rendered, providing that collectibility is reasonably assured. Revenue consists primarily of gross administrative fees. Amounts received prior to providing the service date are classified as deferred revenue. The Company did not generate any revenue during the three months ended September 30, 2008.

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

EXCEL GLOBAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Property and Equipment. Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for the three months ended September 30, 2008 and 2007 was $34 and none, respectively.

Fair Value of Financial Instruments. All financial instruments are carried at amounts that approximate estimated fair value.

Research and Development. The Company records research and development expenses as they incurred.

Income Taxes. Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Licensing Rights. As of September 30, 2008, the Company capitalized $51,000 for licensing agreement rights.

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

Stock Based Compensation: Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(r), "Shares-Based Payment" (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but no yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(r). As a result of adopting SFAS 123(r) on January 1, 2006, the Company reorganized per-tax compensation expense related to stock options of $51,511 and $1784,604 for the there months and nine months ended September 30, 2008.

New Accounting Pronouncements: In March 2008, Financial Accounting Standards Board {"FASB") issued Statement of Financial Accounting Standards (SFAS) No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company's financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods beginning after that date. As such, the Company is required to adopt these provisions beginning with the quarter ending in February 2009. Adoption of SFAS 161 is not expected to have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007),"Business Combinations" ("SFAS No.141(R)"). SFAS No. 141(R) will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, the Company does not anticipate that this Statement will have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160,"Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"). This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 will be effective for the Company's fiscal year beginning August 1, 2009. The adoption of this statement did not have a material effect on the Company's financial statements.

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

NOTE 2 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses, and the operations in the near future are expected to continue to use working capital.

Management of the Company is actively increasing marketing efforts to increase revenues. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangement and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - LICENSE RIGHTS

On November 28, 2007, the Company acquired a license from a software developer, Service Technology, Inc. ("Licensor"). The Licensor has a certain social networking software for use on the website. According to the license rights, the Company is authorized by this agreement to utilize the software in any manner within the course and scope of its business.

The Company agreed to compensate the Licensor with a payment of $50,000, and in 100,000 common shares of the Company. As of September 30, 2008, the Company recorded $51,000 for its license rights.

The Company has indefinite term for the rights; therefore, the license right is not being amortized but will be reviewed for impairment annually or more frequently if impairment indicators arise, in accordance with SFAS 142.


NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                            September 30,   December 31
                                                2008          2007
                                            (Unaudited)     (Audited)
                                            -------------   ----------

Accrued Professional Fees                   $   2,000       $   9,250
Accrued Interest                                  553           8,195
Employee Reimbursable                           7,730           6,955
State Income Tax                                  800             800
                                            ---------       ---------
  Total Accrued Expenses                    $  11,083       $  25,200

NOTE 5 - STOCKHOLDERS' EQUITY

During the three months ended September 30, 2008, the Company issued 100,000 shares of its common stock, valued at $0.25 per share or $25,000, to its Secretary and a director of the Company in consideration of their services rendered to the Company, and also issued 10,000 shares of common stock, valued at $0.25 per share or $2,500, to a broker for brokerage fees.

During the three months ended September 30, 2008, the Company received $257,750 and sold 1,031,000 shares of the Company's common stock to various investors at a price of $0.25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the three and nine months ended September 30, 2008 and for the period from inception to September 30, 2007.

We did not earn any revenue for the three months ended September 30, 2008. The net loss of $(235,272) for the three months ended September 30, 2008 was due to research and development ($200,000) and selling, general and administrative expenses ($34,719).

We did not earn any revenue for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, we had a net loss of $274,551. This loss was due to research and development ($200,000), costs of being a reporting company and selling, general and administrative expenses of $72,998.

We did not earn any revenue for the period from August 2 (inception) to September 30, 2007. For the period from inception to September 30, 2007, we had selling, general and administrative expenses of $6,435 which were mainly related to organization expenses.

Results of Operations for the years ended December 31, 2007.

The net loss of $(71,053) for the year ended December 31, 2007 was due to commencement of operations.

Revenues
--------
Excel Global did not receive any revenues for the three and nine months ended September 30, 2008

Revenues of $25,000 for the year ended December 31, 2007 were attributed to commencement of operations.

Selling, general and administrative expense
-------------------------------------------
For the three months ended September 30, 2008, we had general, administrative and selling expenses of $34,719 due to expenses relating to our recent public offering and to being a reporting company.

For the nine months ended September 30, 2008, we had general, administrative and selling expenses of $72,998 due to expenses relating to our recent public offering and to being a reporting company.

For the year ended December 31, 2007, we had general, administrative and selling expenses of $95,253 due to the commencement of operations. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources
-------------------------------
During the nine months ended September 30, 2008, we purchased property and equipment resulting in net cash used by investing activities of $2,032.

During the nine months ended September 30, 2008, net cash provided by financing activities was $32,827 from the proceeds of an officer loan and proceeds from the sale of stock of $257,750.

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


Item 4T.  Controls and Procedures.

During the three months ended September 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 1A. Risk Factors.

We may continue to have potential liability even though we made a rescission offer.

In July 2007, we sold an excess of 31,000 common shares over the 1,000,000 common shares registered in our recent public offering. In order to address this issue, we offered rescission to the shareholder who purchased these 31,000 common shares. Even though the shareholder declined the offer, we may remain liable under the Securities Act of 1933 for a possible further rescission. However, we must offer rescission to all of the shareholders who purchased in the recent offering, the Securities Act of 1933 does not provide that a rescission offer will extinguish a holder's right to rescind the issuance of shares that were not registered or exempt from the registration requirements under the Securities Act of 1933. Consequently, should any recipients of a rescission offer reject the offer, expressly or impliedly, we may remain liable under the Securities Act of 1933 for the purchase price of the shares that are subject to the rescission offer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2007, we sold an excess of 31,000 common shares over the 1,000,000 common shares registered in our recent public offering. This issuance may not have complied with the Securities Act of 1933 because these securities were not registered under federal securities laws and we did not seek to qualify these securities for exemption from registration.

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

Dated: November 19, 2008

EXCEL GLOBAL, INC.

By: /s/Betty Soumekh
---------------------------
Betty Soumekh, Chief Executive Officer