Form 10-K
period 2008-12-31
Excel Global, Inc.
filed 2009-04-15
CIK 1432196

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

                   Commission file number:       333-150462

                       Excel Global, Inc.
                         (Exact name of registrant in its charter)

      Nevada                                                    26-0657736
(State or other jurisdiction     (Primary Standard           (I.R.S. Employer
   of incorporation or        Industrial Classification       Identification
     organization)                Code Number)                   Number)

    816 South Robertson Blvd.
    Los Angeles, CA                                          90035
(Address of principal executive offices,                   Zip Code)

(310) 623-7505
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange act
Yes [  ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer         [ ]
Non-accelerated filer   [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting no par value common stock held by non-affiliates of the registrant was approximately $0.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2009 was 8,241,000 shares of its no par value common stock.

No documents are incorporated into the text by reference.

EXCEL GLOBAL, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2008
 Table of Contents

Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               9
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  9
ITEM 2.  PROPERTIES                                                 9
ITEM 3.  LEGAL PROCEEDINGS                                          9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        9

Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                     10
ITEM 6.  SELECTED FINANCIAL DATA                                   10
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                     11
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    13
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               14
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     27
ITEM 9A. CONTROLS AND PROCEDURES                                   27
ITEM 9B.  OTHER INFORMATION                                        28

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       29
ITEM 11.  EXECUTIVE COMPENSATION                                   30
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             31
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   31
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   32

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  33

PART I

ITEM 1.   BUSINESS

Overview
--------
Excel Global, Inc. is engaged in the design, development, marketing, sale, and support of customer intelligence applications for the front office, which includes those areas of business activity that involve customer interactions, such as sales, marketing and service.

Our Business Strategy
---------------------
Our objective is to be the leading provider of customer intelligence software application for the front office supported by project-based professional services, which includes those areas of business activity that involve customer interactions, such as sales, marketing, and service. We have developed the following business strategies to achieve this objective:

   -  build the Excel Global and Edge brands.
   -  build consultative relationships with clients; and
   -  hire and retain highly qualified, experienced associates.

License Agreement
-----------------
On November 28, 2007, Excel Global, Inc. entered into a license agreement with Service Technology, Inc., a non-affiliate. Service granted us a license in perpetuity to the use the customer intelligence application, the Edge, on a non-exclusive basis. Should we exercise the license on a client, the software in that instance becomes a sub-license to that client.

Pursuant to the license agreement, we paid Service $50,000 on or before December 31, 2008 and issued Service 100,000 shares of restricted common stock of Excel Global.

In each instance where we have a client that requires the customized implementation of the Edge, and we have an approved sales agreement with our client for the use of the Edge, Service agrees to provide the following implementation services consistent with the requirements of that client:

   -  Edge implementation,
   -  updates and maintenance of the Edge,
   -  graphic design, and
   -  web hosting (where requested).

For each of our clients where Service provides the implementation services, Service shall be entitled to 2% of the net profit from such client, payable to Service on a quarterly basis. For the purposes of this Agreement, "profit" shall be net and defined as revenues less reasonable business, legal and technology expense with such expenses to be approved by Service's board of directors.

We shall provide Service with a full and complete accounting reflecting all reasonable expenses and the net profits when they are to be paid.

Services Provided By Service
   - Service delivered and installed the Edge to Excel Global so that it is fully usable by us with initial implementation to the point where it can be used for our clients.

   -  Implementation services as described above;

   - Service shall provide the implementation services to Excel Global at a rate per hour that covers Licensor's expenses provided that said implementation service have been approved by the board of directors of Excel Global. Service's fees shall not be greater than the prevailing competitive market rate in the State of California at the time said services are provided. Service shall invoice Excel Global for the implementation services on a monthly basis, with payment due 30 days after receipt of such invoice by Excel Global.

   - Service shall maintain sufficient agreed staff levels and resource levels to provide the implementation services on an ongoing basis for our clients. We shall be responsible for all reasonable costs associated with the provisions of implementation services.

   - Service shall build a domain identified by Excel Global for the purpose of marketing and informing our potential clients of our business. This site shall not mirror the Service Technology site in design and/or general appearance, but can in textual content of serves. We shall be responsible for the costs of Service's building and hosting of www.servicetechnologyinc.com (or another domain identified by Excel Global) for the purpose of marketing and informing potential clients of our business.

Prior to providing implementation services, Service shall provide Excel Global with a cost proposal and timeline for the provision of implementation services. If we approve the budget and timeline, both shall be adhered to by Service; provided, however, that the timeline shall allow for reasonable delays. Service shall inform us of the likelihood of any delays that may cause deviation from a timeline as soon as such information is known to Service.

Consultation and Services Provided By Excel Global
   - Excel Global shall have employ persons to sell the Edge and services to potential Clients.
   - Excel Global shall be the primary contact for clients and shall be responsible for client account management.

   - Excel Global shall offer the services and products for reasonable profit.

Termination
The term of the license agreement will in perpetuity from the effective date, unless terminated earlier in the event a party:
   -  becomes insolvent,
   - voluntarily files or has filed against it a petition under applicable bankruptcy or insolvency laws which such party fails to have released within thirty (3) days of such filing,
   - proposes any dissolution, composition or financial reorganizations with creditors or if a receiver, trustee, custodian or similar agent appointed, or takes possession with respect to all or substantial properties or businesses of such party, or
   - such party makes a general assignment for the benefit of creditors, the other party may terminate the license agreement by giving a termination notice, which termination shall become effective ten (10) days after a certified mailing.

Additionally, either party shall have the right to terminate the license agreement if the other is in material breach of any term or condition of the agreement and fails to remedy such breach.

Products and Services
----------------------
The Edge
Our CI application is designed to help organizations better manage their customer relationships, analyze critical customer data, and execute customer-focused business processes in today's ever-changing marketplace. The Edge allows our customers to enhance the end user's experience of their products and services, strengthen and enhance company brands, maximize the lifetime value of customers, efficiently and effectively deliver human interaction when customers value it most, and deploy best - in-class customer management strategies, processes, and technologies. The Edge can be installed on premise, or onsite.

Support Services
Through Service Technology, we provide training and implementation of the Edge and customer support for the Edge software maintenance.

Revenue
-------
Our principal revenues will be derived from perpetual licenses of our software products, the related professional services, such as training and implementation, and the related customer support. We license our software in arrangements in which the customer purchases a combination of software, maintenance and/or professional services.

Our Marketing Strategy
----------------------
Management believes that organizations will focus on the front office as they strive to improve productivity and profitability with high-quality, differentiated customer experiences. Our customer intelligence application, the Edge, collects customer data, which provides integrated solutions and enables Excel Global to offer a set of service offerings to deliver a complete business solution and not just a software solution to our customers.

Our customer application is a business strategy and not just software. Specifically, CI is about the combination of technology, methods, and practices that drive tangible results. We are marketing our application to organizations of all sizes to optimize their systems, processes, people and partners around the customer, leading to superior business outcomes and improved customer experiences.

Excel Global believes organizational change is more than methods and practices, but a combination of technology, methods, and practices that drive tangible results. With the Edge CI technology, we work with our customers to develop methods and practices through:

   - Defining, measuring, and understanding the customer experience helping a company enable its marketing departments to identify and target their best customers, manage marketing campaigns with clear goals and objectives, and generate quality leads for the sales team.;

   - Maximizing loyalty and retention assisting the organization to improve sales, account management, and sales management by optimizing information shared by multiple employees, and streamlining existing processes;

   - Allowing the formation of individualized relationships with customers, with the aim of improving customer satisfaction and maximizing profits; identifying the most profitable customers and providing them the highest level of service;

   - Increasing sales effectiveness providing employees with the information and processes necessary to know their customers, understand their needs, and effectively build relationships between the company, its customer base, and distribution partners; and

   -  Gaining market and competitive intelligence.

Our business model combines a client service orientation and commitment to quality with the entrepreneurial culture.

We believe we have significant opportunity for strong organic growth in our core business. In our core business, key elements of our growth strategy include:

   -  growing our client base;
   -  expanding geographically;
   -  providing additional software applications; and
   -  providing additional professional service offerings.

Strategic Partners and Alliances
--------------------------------
Excel Global will leverage sales and delivery alliances with companies whose capabilities complement our own by enhancing the Excel Global brand and extending our sales to new geographies. By combining alliance partners' products and services with Excel Global's capabilities and expertise, Excel Global will create innovative, high-value products for our clients. Some alliances will be specifically aligned with Excel Global's products, thereby adding skills, technology and insights that are applicable across the software application industry. Excel Global also plans to work with strategic partners to promote the Edge brand.

In addition, Excel Global plans to continue to develop solutions that address specific market needs, are affordable, and can be easily integrated with the products we currently have in place. Excel Global intends to continue to explore new market opportunities through product development, strategic partnering, acquisitions, the creation of new companies or divisions, and the use of partnership/distributor relationships that will provide increased market penetration in international markets.

Patents, Trademarks, Intellectual Property, and Proprietary Protection
----------------------------------------------------------------------
Excel Global does not own or license any patents, trademarks, or service marks that are material to our business.

Environmental Matters
---------------------
Excel Global believes it is in material compliance with all relevant federal, state, and local environmental regulations, and does not expect to incur any significant costs to maintain compliance with the regulations in the foreseeable future.

Going Concern
-------------
Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, Excel Global expects operating costs to continue to exceed funds generated from operations. As a result, we expect to continue to incur operating losses and may have insufficient funds to grow its business in the near future. We can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

We are actively increasing marketing efforts to increase revenues. The ability of Excel Global to continue as a going concern is dependent on its ability to meet our financing arrangement and the success of our future operations.

Seasonal Nature of Business
---------------------------
Our business is not seasonal in nature.

Employees
---------
We presently have no full-time employees, no independent contractors employees and no part-time employee. The officers are working on a part-time basis.


ITEM 1A.  RISK FACTORS

Not applicable


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable


ITEM 2.  PROPERTIES

Our corporate and manufacturing offices are located at 292 South LA Cienega Blvd., Suite PHD, Beverly Hills, CA 90211. Our telephone number is (310) 266-3738. These offices consist of 250 square feet which are leased on a month to month basis for $300 per month.


ITEM 3.  LEGAL PROCEEDINGS.

The registrant is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a) Market Information. The registrant intends to work with a market maker to assist in the public listing of our common stock on the NASD Over the Counter Bulletin Board.


b) Holders. At March 31, 2009, there were approximately shareholders of the registrant.


c) Dividends. Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.


d) Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.


e)  Performance graph.  Not applicable.


f) Sale of unregistered securities. During the year4 ended December 31, 2008, the registrant issued 100,000 shares of its common stock valued at $0.25 per share or $25,000, to its Secretary and a director of the registrant in consideration of their services rendered to the registrant, and also issued 10,000 shares of common stock, valued at $0.25 per share or $2,500, to a broker for brokerage fees.


    Item 5(b)  Use of Proceeds.  Not applicable.


    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

None.


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
The net loss of $(283,038) for the year ended December 31, 2008 was due to research and development of $200,000, continuing operations and the costs associated with the recent public offering.

The net loss of $(71,053) for the year ended December 31, 2007 was due to commencement of operations.

Revenues
--------
Excel Global did not receive any revenues for the year ended December
31, 2008.

Revenues of $25,000 for the year ended December 31, 2007 were attributed to commencement of operations.

Selling, general and administrative expense
-------------------------------------------
For the year ended December 31, 2007, we had general, administrative and selling expenses of $81,011 continuing operations and the costs associated with the recent public offering. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.
c

For the year ended December 31, 2007, we had general, administrative and selling expenses of $95,253 due to the commencement of operations. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources
-------------------------------
For the year ended December 31, 2008, we purchased property and equipment of $2,032 resulting in net cash used by investing activities.

During the year ended December 31, 2007, we did not pursue any investing activities.

For the year ended December 31, 2008, we received proceeds from officer advances of $37,455. We repaid advances from officer of $25,000 and received proceeds from the sale of common stock of $257,750 pursuant to our recent public offering.

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

Plan of Operations
------------------

Our main focus in the next twelve months is to increase our marketing efforts to increase sales of the Edge and our services.

Our long term capital strategy is to increase our cash balance through the receipt of revenues and financing transactions, including the issuance of debt and/or equity securities. We have not yet determined any specific offering terms, if any.

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R) "Business Combinations". SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the registrant's fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the registrant's financial statements.

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, "Non-Controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin ("ARB") No. 51". SFAS No. 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non-controlling interest's portion of net income must also be clearly presented on the income Statement. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133", which became effective on November 15, 2008. This standard changed the disclosure requirements for derivative instruments the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The registrant does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which becomes effective upon approval by the SEC. The standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS No. 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. l 163 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB SP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share." SP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is required to adopt SP EITF 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that SP EITF 03-6-1 will have on its financial statements.nj

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXCEL GLOBAL, INC.
Index to the Financial Statements


Report of Independent Registered Public Accounting Firm        15
Financial Statements of Excel Global, Inc.:
  Balance Sheets as of December 31, 2008 and 2007              16
  Statements of Operations For the Years
    Ended December 31, 2008 and 2007                           17
  Statements of Stockholders' Equity (Deficit) For
    the Years Ended December 31, 2008 and 2007                 18
  Statements of Cash Flows For the Years Ended
    December 31, 2008 and 2007                                 19
  Notes to Financial Statements                                20

[Letterhead of SPECTOR, WONG & DAVIDIAN, LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Excel Global, Inc.:

We have audited the accompanying balance sheets of Excel Global, Inc. (a development stage company) as of December 31, 2008, and 2007, and the related statements of operations, stockholders' deficit, and cash flows for each of the years ended December 31, 2008. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Excel Global, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Spector, Wong & Davidian, LLP
Spector, Wong & Davidian, LLP
Pasadena, California
March 28, 2009

EXCEL GLOBAL, INC.
BALANCE SHEETS
                                                              As of
                                                December 31,          December 31,
                                                    2008                  2007
                                                 ----------           ----------
                                                 (Unaudited)
ASSETS
------
Current assets:
  Cash in Bank                                      $   24,836       $         -
  Accounts receivable                                        -            25,000
                                                    ----------        ----------
    Total Current Assets                                24,836            25,000
                                                    ----------        ----------

Property and equipment, net of accumulated
  depreciation of $68 for 2008, and none for 2007        1,964                 -

Other Assets
  License Rights                                        51,000            51,000
  Deposit                                                1,000                 -
                                                    ----------        ----------
    Total Other Assets                                  52,000            51,000
                                                    ----------        ----------
TOTAL ASSETS                                         $  78,800        $   76,000
                                                     ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------
Current Liabilities
  Accounts payable                                   $   50,000       $   50,000
  Accrued expenses                                       13,333           25,200
  Advances from Officer                                  13,308              853
                                                     ----------       ----------
    Total Current Liabilities                            76,641           76,053
                                                     ----------       ----------

Stockholders' Equity (Deficit):
  Common stock, no par value, 25,000,000 shares
   authorized, 8,241,000 and 7,100,000 shares
   issue and outstanding as of 2008 and 2007,
   respectively                                         356,250           71,000
  Accumulated Deficit                                  (354,091)         (71,053)
                                                     ----------       ----------
     Total Stockholders' Equity (Deficit)                 2,159              (53)
                                                     ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $   78,800       $   76,000
                                                     ==========       ==========

The accompanying notes are an integral part of these audited financial statements

EXCEL GLOBAL, INC.
STATEMENTS OF OPERATIONS
                                                  For the years ended
                                                     December 31,
                                                  2008           2007

Revenues                                       $       -      $  25,000
Cost of revenue                                        -              -
                                               ---------      ---------

Operating Expenses:
  Research and development                       200,000              -
  Selling, general and administrative expenses    81,011         95,243
                                              ----------      ---------
                                                 281,011         95,243

  Operating income (loss)                       (281,011)       (70,253)

Other Income (Expenses):
  Interest and Other Expenses                      1,227              -
                                              ----------     ----------
      Total Other Income (Expenses)                1,227              -
                                              ----------     ----------

Net loss before Income Taxes                    (282,238)       (70,253)
Provision for Taxes                                  800            800
                                              ----------     ----------
Net Loss                                      $ (283,038     $  (71,053)
                                              ==========     ==========
Net loss per share, Basic and Diluted         $    (0.04)    $    (0.01)

Weighted Average Number of Shares              7,645,500      7,020,000

The accompanying notes are an integral part of these audited financial statements

EXCEL GLOBAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Inception August 2, 2007 to December 31, 2008

                                            Common Stock     Accumulated
                                          Shares    Amounts     Deficit    Total
                                          ----------------    ----------   -----
BALANCE at August 2, 2007
(Inception)                                    -   $     -   $      -   $      -
Issuance of Common Stock for cash        100,000     1,000          -      1,000
Issuance of Common Stock for services  7,000,000    70,000                70,000

Net Loss for the year ended
  December 31, 2007                            -         -    (71,053)   (71,053)
                                       -----------------------------------------
Balance at December 31, 2007           7,100,000   $71,000   $(71,053)  $    (53)
                                       =========================================

Issuance of Common Stock for cash      1,031,000   257,750          -    257,750
Issuance of Common Stock for services    110,000    27,500          -     27,500
Net Loss for the year ended
  December 31, 2008                            -         -   (283,038   (283,038)
                                       ------------------------------------------
Balance at December 31, 2008           8,241,000  $256,250  $(354,091)  $  2,159
                                       =========================================



EXCEL GLOBAL, INC.
STATEMENT OF CASH FLOWS

                                                    For the years ended
                                                       December 31,
                                                  2008              2007
Cash Flow from Operating Activities:
  Net Loss                                 $  (283,038)            $   (71,053)
  Adjustment to reconcile net loss to
   net cash used by operating activities:
    Depreciation                                    68                       -
    Stock issued for services                   27,500                  70,000
    (Increase) Decrease in:
      Accounts receivable                       25,000                 (25,000)
      Deposit                                   (1,000)                      -
  Increase(Decrease) in:
      Accrued expenses                         (11,867)                 25,200
                                            ----------              ----------
Net Cash used by Operating Activities         (243,337)                   (853)

Cash Flow from Investing Activities:
  Purchase of property and equipment            (2,032)                      -
                                            ----------              ----------
Net Cash used by Investing Activities           (2,032)                      -
                                            ----------              ----------

Cash Flow from Financing Activities:
  Proceeds from officer advances                37,455                     853
  Repayments of advance from officer           (25,000)                      -
  Proceeds from sale of stock                  257,750                       -
                                            ----------               ---------
Net Cash provided by Financing Activities      270,205                     853
                                            ----------               ---------

Net Increase in Cash                            24,836                       -

Cash Balance at beginning of period                  -                       -
                                            ----------               ---------
Cash Balance at end of Period               $   24,836                       -
                                            ==========               =========

Supplemental Disclosure:
  Taxes Paid                                $        -               $       -
Noncash Investment and Financing Activities:
  Acquisition of licensing rights by:
    Accounts payable                                                 $  50,000
    Common                                                               1,000
                                                                     ---------
                                                                     $  51,000
                                                                     =========

 The accompanying notes are an integral part of these audited financial statements

EXCEL GLOBAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Excel Global, Inc. (the "Company") was incorporated in the state of Nevada on August 2, 2007. The Company elected its fiscal year ending on December 31st.

The Company is a web-based service provider offering real time information captured through the use of its prime product known as the EDGE. This allows the Company together information for its clients with immediate analysis to its results allowing the client to react to the information more efficiently.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Property and Equipment. Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for the three months ended December 31, 2008 and 2007 was $68 and none, respectively.

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

EXCEL GLOBAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Organizational Costs. Organizational expenses consist of amounts paid for legal expenditures for corporation formation. The Company expensed such expenses for $580 as of December 31, 2007.

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

Non-employees Equity Transactions. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 and the Emerging Issues Task Force (EITF) Issue No. 00-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received for the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

New Accounting Standards:  In December 2007, the FASB issued SFAS No. 141
(R) "Business Combinations". SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the

EXCEL GLOBAL, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the registrant's fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the registrant's financial statements.

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, "Non-Controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin ("ARB") No. 51". SFAS No. 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non-controlling interest's portion of net income must also be clearly presented on the income Statement. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133", which became effective on November 15, 2008. This standard changed the disclosure requirements for derivative instruments the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The registrant does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which becomes effective upon approval by the SEC. The standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

EXCEL GLOBAL, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS No. 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. l 163 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB SP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share." SP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is required to adopt SP EITF 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that SP EITF 03-6-1 will have on its financial statements.nj

NOTE 2 - GOING CONCERN

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

EXCEL GLOBAL, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

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


NOTE 4 - STOCKHOLDERS' DEFICIT

During the year ended December 31, 2008, the Company issued 100,000 shares of its common stock, valued at $0.25 per share or $25,000, to its Secretary and a director of the Company in consideration of their services rendered to the Company, and also issued 10,000 shares of common stock, valued at $0.25 per share or $2,500, to a broker for brokerage fees.

During the year ended December 31, 2008, the Company received $257,750 and sold 1,031,000 shares of the Company's common stock to various investors at a price of $0.25 per share.

On November 28, 2007, the Company issued 100,000 of common stock to Service Technology, Inc. for licensing rights. (See Note 3)

On August 2, 2007, the Board of Directors approved the issuance of 7,000,000 shares of common stock to the CEO and two other officers of the Company for services provided.


NOTE 5 - PROVISION FOR INCOME TAXES

Provision for income taxes consists of a minimum State Franchise tax of $800 for each of the years ended December 31, 2008 and 2007. Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses.

EXCEL GLOBAL, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 5 - PROVISION FOR INCOME TAXES (continued)

The deferred tax asset as of December 31, 2008 and 2007 consisted of the following:

                                                  2008            2007
                                                  ----            ----
  Net Operating Loss Carryforward             $ 283,038       $  71,053
  Less: Valuation Allowance                    (283,038)        (71,053)
                                              ---------       ---------
  Net Deferred Tax Asset                      $       -       $       -
                                              =========       =========

At December 31, 2008 and 2007, net federal operating losses of approximately $283,038 and $71,053 are available, respectively for carryforward against future years' taxable income and expire through 2028. The Company's ability to utilize its federal net operating loss carryforards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.


NOTE 6 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                            Year Ended     Year Ended
                                           December 31,   December 31,
                                           -----------    -----------
Numerator:
  Net Loss                                    $ (283,038)    $  (71,053)
                                               ---------     ----------
Denominator                                    7,645,500      7,020,000

Basic and Diluted Net Loss per Share          $    (0.04)    $    (0.01)

Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items in the Company.


NOTE 7 - RELATED PARTY TRANSACTION

An officer of the Company advanced $37,455 to the Company during year ended December 31, 2008. The Company repaid the officer $25,000 during the year ended December 31, 2008. These advances bear interest at 8% and have no maturity date. The balance of advances was $13,308 including the accrued interest o $1,227 as of December 31, 2008.

EXCEL GLOBAL, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 8 - RENT AGREEMENTS

On July 28, 2008, the Company rented office space in Los Angeles and entered into a rent agreement on a month-to-month basis. The agreement calls for $1,000 rent per month during the term of its occupancy. The Company paid $1,000 as a security deposit for the officer space.

NOTE 9 - RESEARCH AND DEVELOPMENT

During the year ended December 31, 2008, the Company recorded $200,000 research and development expenses. There was no research and development expense in 2007. The Company has contracted two companies to develop software and hardware for its product, the EDGE. The contracts for the research and development have been fully paid, and there are no agreements for any kind of compensation in the future upon developing the product to the contracting companies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting
- Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, and concluded that it is effective.

This annual report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2008. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

NAME AND ADDRESS            AGE       POSITIONS HELD           SINCE
Betty Soumekh               53         CEO, CFO            Inception
470 S. Bedford Drive                   Director           to present
Beverly Hills, CA 90212

Jeremy Vernassal            25         Vice President       Inception
1058 S. Wooster St. #3                 Director             to present
Los Angeles, CA 90035

Delia Vernassal             27         Secretary            Inception
1058 S. Wooster St. #3                                      to present
Los Angeles, CA 90035

Business Experience
-------------------
Betty Soumekh. Ms. Soumekh has been CEO, Secretary and Director of Excel Global Inc since its inception. She consulted with Edison International for two years as part of an executive team overseeing a $9 billion modernization initiative. Since December 31, 2006 to present, Ms. Soumekh has been the chief financial officer, secretary and a director of Tri-Mark MFG, Inc., an entity engaged in the sale and distribution of jewelry. From 1994 to 2004, Ms Soumekh developed and implemented organizational effectiveness strategies for AT&T, Blue Cross, British Telecom, the Canadian Imperial Bank of Commerce, Kimberly Clark, Vanguard Financial group. From 1991 to 1994, she was Director of Organizational Development with Dylex, a $3 billion retail chain headquartered in Toronto. Ms Soumekh worked with the French Ministry of Finance and Trade from 1982 to 1986 to promote Export Credit programs for corporations with international operations. Ms. Soumekh earned a Bachelor of Art with honors from London University in 1976. Ms Soumekh holds an international MBA from the C.E.C.E, France earned in 1978.

Jeremy Vernassal. From inception to present, Mr. Vernassal has been vice president and director of Excel Global. From 2004 to present, Mr. Vernassal has been a manager for Legalzoom.com, an entity engaged in providing legal documents. Mr. Vernassal obtained a Bachelor of Arts from York University in Toronto in 2004.

Delia Vernassal. From inception to present, Ms. Vernassal has been secretary of Excel Global. From 2002 to 2007, Ms. Vernassal was a project manager of SFK, an entity focused on providing educational programs to teenagers and young adults in partnership with school boards, social services, Big Brothers, police departments, etc. From 2007-2008, Ms. Vernassal has been a manager for Revolution Prep, an entity engaged in providing educational services. Ms. Vernassal obtained her Bachelor of Arts Degree from UCLA in 2002 and her Master of Science from USC in 2007.

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close. Directors are elected for one-year terms.

Code of Ethics Policy
---------------------
We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance
--------------------
There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Family Relationships
--------------------
Betty Soumekh, an officer and director is the mother of Jeremy
Vernassal, an officer and director and Delia Vernassal, an officer and director.


ITEM 11. EXECUTIVE COMPENSATION

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

                                   Summary Compensation Table
                                                        Non-Equity     Nonqualified
Name                                                   Incentive Plan    Deferred    All Other
and                                    Stock  Options   Plan Compen-   Compensation   Compen-
Principal              Salary   Bonus   Awards  Awards    sation          Earnings     sation   Total
Position         Year    ($)     ($)     ($)     ($)       ($)               ($)       ($)       ($)
  (a)             (b)    (c)     (d)     (e)     (f)       (g)               (h)       (i)       (j)

Betty Soumekh
Chief Executive
  Officer       2008     -      -       -        -        -                 -         -         -
                2007     -      -       -        -        -                 -         -         -




Jeremy Vernassal
Chief Financial
   Officer      2008     -      -       -        -        -                 -         -         -
                2007    -       -       -         -       -                 -         -         -

We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.



ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

 The following table sets forth, as of March 31, 2009, the number and percentage of outstanding shares of Excel Global common stock owned by
(i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name                             Amount    Percentage
----                             ------    ----------
Betty Soumekh                  6,900,000    83.73%
Jeremy Vernassal                  50,000       .6%

Delia Vernassal                   50,000       .6%

Officers and Directors
As a group (3 persons)         7,000,000    84.94%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Excel Global's board of directors consists of Betty Soumekh and Jeremy Vernassal. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

During the nine months ended December 31, 2008, there were no transactions with related persons other than as described below.

Related Party Loan
------------------
Betty Soumekh, an officer of the registrant advanced $37,455 to the registrant during year ended December 31, 2008. The registrant repaid Ms. Soumekh $25,000 during the year ended December 31, 2008. These advances bear interest at 8% and have no maturity date. The balance of advances was $13,308 including the accrued interest of $1,227 as of December 31, 2008.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $10,250 and $10,250 respectively, from Spector, Wong & Davidian, LLP for the 2008 and 2007 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-Q.

Tax Fees. We did not incur any aggregate tax fees and expenses from Spector, Wong & Davidian, LLP for the 2008 and 2007 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Spector, Wong & Davidian, LLP during fiscal 2008 and 2007.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2008 and 2007 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using Spector, Wong & Davidian, LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2008 and 2007
Statements of Operations for the years ended December 31, 2008 and 2007 Statements of Stockholders' Equity for the years ended December 31, 2008 and 2007
Statements of Cash Flows for the years ended December 31, 2008 and 2007 Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:
None

(a)(3) Exhibits

The following of exhibits are filed with this report:

(31) 302 certification

(32) 906 certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    April 15, 2009

Excel Global, Inc.

By: /s/ Betty Soumekh
    ----------------
    Betty Soumekh, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      /s/ Betty Soumekh             /s/Jeremy Vernassal
      -----------------             -------------------
      Betty Soumekh, CEO            Jeremy Vernassal
    Principal Financial Officer,    Director
    Controller, Director            April 15, 2009
      April 15, 2009