Form 10-Q
period 2009-03-31
Excel Global, Inc.
filed 2009-05-20
CIK 1432196

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, May 15, 2009:

  Common Stock  -  8,241,000

EXCEL GLOBAL, INC.
FORM 10-Q
For the quarterly period ended March 31, 2009
INDEX

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

EXCEL GLOBAL, INC.
BALANCE SHEETS
                                                              As of
                                                  March 31,          December 31,
                                                    2009                 2008
                                                 ----------           ----------
                                                 (Unaudited)           (Audited)
ASSETS
------
Current assets:
  Cash in Bank                                      $    2,036       $    24,836
  Accounts receivable                                        -                 -
                                                    ----------        ----------
    Total Current Assets                                 2,036            24,836
                                                    ----------        ----------

Property and equipment, net of accumulated
  depreciation of $102 for 2009, and $68 for 2008        1,930             1,964

Other Assets
  License Rights                                        51,000            51,000
  Deposit                                                1,000             1,000
                                                    ----------        ----------
    Total Other Assets                                  52,000            52,000
                                                    ----------        ----------
TOTAL ASSETS                                        $   55,966        $   78,800
                                                     ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current Liabilities
  Accounts payable                                   $   50,000       $   50,000
  Accrued expenses                                       10,348           13,333
  Advances from Officer                                   3,308           13,308
                                                     ----------       ----------
    Total Current Liabilities                            63,656           76,641
                                                     ----------       ----------

Stockholders' Deficit:
  Common stock, no par value, 25,000,000 shares
   authorized, 8,241,000 issued and outstanding         356,250          356,250
  Accumulated Deficit                                  (363,940)        (354,091)
                                                     ----------       ----------
     Total Stockholders' Deficit                         (7,690)           2,159
                                                     ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   55,966       $   78,800
                                                     ==========       ==========

The accompanying notes are an integral part of these interim unaudited financial statements

EXCEL GLOBAL, INC.
STATEMENTS OF OPERATIONS (Unaudited)

                                For the three months ended
                                       March 31,
                                  2009           2008
                              ----------------------------

Operating Expenses
  Selling, general and
    administrative expenses     $   8,784       $  10,000
                                ---------       ---------
   Total Operating Expenses         8,784          10,000

  Operating loss                   (8,784)        (10,000)

Other Income (Expenses):
  Interest Expense                   (265)              -
                                ---------       ---------
    Total Other Income (Expenses)    (265)              -
                                ---------       ---------

Net loss before Income Taxes       (9,049)        (10,000)
Provision for Taxes                   800             800
                                ---------       ---------
  Net Loss                      $  (9,849)      $ (10,800)
                                =========       =========
Net loss per share,
  Basic and Diluted                   NIL             NIL

Weighted Average Number
  of Shares                     8,241,000       7,100,000





The accompanying notes are an integral part of these interim unaudited financial statements

EXCEL GLOBAL, INC.
STATEMENT OF CASH FLOWS (Unaudited)
                                            For the three months ended
                                                     March 31,
                                                2009           2008
                                            --------------------------
Cash Flow from Operating Activities:
  Net Loss                                  $   (9,849)    $  (10,800)
  Adjustment to reconcile net loss to
   net cash used by operating activities:
    Depreciation                                    34              -
  Increase(Decrease) in:
      Accrued expenses                          (2,985)           800
                                            ----------     ----------
Net Cash used by Operating Activities          (12,800)       (10,000)

Cash Flow from Investing Activities                  -              -
                                            ----------     ----------
Net Cash used by Investing Activities                -              -
                                            ----------     ----------

Cash Flow from Financing Activities:
  Proceeds from officer advances                     -         10,000
  Repayments of officer advances               (10,000)             -
  Proceeds from sale of stock                        -              -
                                            ----------      ---------
Net Cash provided by Financing Activities      (10,000)        10,000
                                            ----------      ---------

Net Increase in Cash                           (22,800)             -

Cash Balance at beginning of period             24,836              -
                                            ----------      ---------
Cash Balance at end of Period               $    2,036              -
                                            ==========      =========

Supplemental Disclosure:
  Taxes Paid                                $        -      $       -


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

Presentation of Interim Information. The financial information at March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three months ended March 31, 2009 may not be indicative of results for the year ending December 31, 2009 or any future periods.

Use of estimates. The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition. The Company recognizes revenue when service is rendered, providing that collectibility is reasonably assured. Revenue consists primarily of gross administrative fees. Amounts received prior to providing the service date are classified as deferred revenue. The Company did not generate any revenue during the three months ended March 31, 2009.

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

EXCEL GLOBAL, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Property and Equipment. Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for the three months ended March 31, 2009 and 2008 was $34 and none, respectively.

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

Licensing Rights.  As of March 31, 2009, the Company capitalized
$51,000 for licensing agreement rights.

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

New Accounting Pronouncements.   Excel Global, Inc. does not believe
newly issued accounting pronouncements will have any material impact on its financial statements.

EXCEL GLOBAL, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------
NOTE 2 - GOING CONCERN

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

The Company agreed to compensate the Licensor with a payment of $50,000, and 100,000 common shares of the Company. As of March 31, 2009, the Company recorded $51,000 for its license rights.

The Company has indefinite term for the rights; therefore, the license right is not being amortized but will be reviewed for impairment annually or more frequently if impairment indicators arise, in accordance with SFAS 142.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                              March 31,   December 31
                                                2009          2008
                                            (Unaudited)     (Audited)
                                            -------------   ----------

Accrued Professional Fees                   $   5,056       $   9,306
Accrued Interest                                1,492           1,227
Accrued Rent                                    3,000           2,00
State Income Tax                                  800             800
                                            ---------       ---------
  Total Accrued Expenses                    $  10,348       $  13,333
                                            =========       =========

EXCEL GLOBAL, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 5 - STOCKHOLDERS' EQUITY

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

On November 28, 2007, the Company issued 100,000 shares of common stock to Service Technology, Inc. for licensing rights (See Note 3).

On August 2, 2007, the Board of Directors approved the issuance of 7,000,000 shares of common stock to the CEO and two other officers of the Company for services provided.

NOTE 6 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                         For Three Months Ended
                                     March 31, 2009     March 31, 2008
                                    ---------------     --------------
Numerator:
  Net loss                              $  (9,849)          $ (10,800)
Denominator:
  Weighted Average of Common Shares     8,241,000           7,100,000
                                        ---------           ---------
Basic and Diluted Net Loss per Share          NIL                 NIL

Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items in the Company.

NOTE 7 - RELATED PARTY TRANSACTION

The Company repaid $10,000 of officer advances during the quarter ended March 31, 2009. These advances bear interest at 8% and have no maturity date. The balance of advances was $3,308 and $13,308 at March 31, 2009 and December 31, 2008, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the three months ended March 31, 2009 and
2008

We did not earn any revenue for the three months ended March 31, 2009. The net loss of $(9,849) for the three months ended March 31, 2009. This loss was due to costs of being a reporting company and selling, general and administrative expenses of $8,784 which include costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

We did not earn any revenue for the three months ended March 31, 2008. For the three months ended March 31, 2008, we had a net loss of $10,800. This loss was due to costs of being a reporting company and selling, general and administrative expenses of $10,000 which include costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources
-------------------------------
During the three months ended March 31, 2009 and 2008, we did not pursue any investing activities.

During the three months ended March 31, 2009, we repaid $10,000 of an officer advance resulting in net cash used in financing activities of $10,000.

For the three months ended March 31, 2008, we received proceeds from an officer advance of $10,000 resulting in net cash provided by financing activities of $10,000.

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


Item 4T.  Controls and Procedures.

During the three months ended March 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 1A. Risk Factors.

We may continue to have potential liability even though we made a rescission offer.

In July 2007, we sold an excess of 31,000 common shares over the 1,000,000 common shares registered in our recent public offering. In order to address this issue, we offered rescission to the shareholder who purchased these 31,000 common shares. Even though the shareholder declined the offer, we may remain liable under the Securities Act of 1933 for a possible further rescission. The Securities Act of 1933 does not provide that a rescission offer will extinguish a holder's right to rescind the issuance of shares that were not registered or exempt from the registration requirements under the Securities Act of 1933. Consequently, should the recipient of the rescission offer reject the offer, expressly or impliedly, we may remain liable under the Securities Act of 1933 for the purchase price of the shares that are subject to the rescission offer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

Dated: May 20, 2009

EXCEL GLOBAL, INC.

By: /s/Betty Soumekh
---------------------------
Betty Soumekh, Chief Executive Officer