Form 10-K/A
period 2008-12-31
Excel Global, Inc.
filed 2009-05-21
CIK 1432196

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             Amendment 1 to
                               FORM 10-K

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

      /s/ Betty Soumekh             /s/Jeremy Vernassal
      -----------------             -------------------
      Betty Soumekh, CEO            Jeremy Vernassal
    Principal Financial Officer,    Director
    Controller, Director            May 21, 2009
      May 21, 2009