Form 10-K
period 2009-12-31
Excel Global, Inc.
filed 2010-03-31
CIK 1432196

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

 [X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934   -For the fiscal year ended: December 31, 2009

                                  OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934  -  For the transition period
from                to

                   Commission file number:       333-150462

                       Excel Global, Inc.
                         (Exact name of registrant in its charter)

      Nevada                                                    26-0657736
(State or other jurisdiction     (Primary Standard           (I.R.S. Employer
   of incorporation or        Industrial Classification       Identification
     organization)                Code Number)                   Number)

    816 South Robertson Blvd.
    Los Angeles, CA                                          90035
(Address of principal executive offices,                   Zip Code)

(310) 623-7505
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common
Stock, $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange act
Yes [  ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [x] No[  ]

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

Large accelerated filer [ ] Accelerated filer         [ ]
Non-accelerated filer   [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $0.001 common stock held by non-affiliates of the registrant was approximately $0.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 27, 2010 was 8,051,000 shares of its $0.001 common stock.

No documents are incorporated into the text by reference.

EXCEL GLOBAL, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2009
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

PART I

ITEM 1.   BUSINESS

Overview
--------
Excel Global is a web-based service provider and consulting company.

Our Business Strategy
---------------------
Our objective is to be the leading provider of customer intelligence software application for the front office supported by project-based professional services, which includes those areas of business activity that involve customer interactions, such as sales, marketing, and service. We have developed the following business strategies to achieve this objective:

   -  build the Excel Global brand.
   -  build consultative relationships with clients; and
   -  hire and retain highly qualified, experienced associates.

License Agreement
-----------------
On November 28, 2007, Excel Global entered into a license agreement with Service Technology, Inc., a non-affiliate. Service Technology granted Excel Global a license in perpetuity to the use the customer intelligence application, the Edge, on a non-exclusive basis.

Pursuant to the license agreement, the registrant executed a promissory note to which it was to pay Service Technology $50,000 on or before December 31, 2008 and issued Service Technology 100,000 shares of restricted common stock of the registrant. The promissory note was extended by mutual consent of the parties to December 31, 2009.

Upon further evaluation of the software, Excel Global determined that it was unable to implement the use of this particular software with its clients. As a result, on December 29, 2009, the parties entered into a termination agreement. Pursuant to the agreement, the 100,000 shares of restricted common stock were returned to the treasury of Excel Global, the promissory note was declared null and void and the registrant agreed to issue Service Technology 10,000 shares of its common stock for the termination of the agreement.

Revenue
-------
Our principal revenues will be derived primarily from consulting revenues.


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

Excel Global believes organizational change is more than methods and practices, but a combination of technology, methods, and practices that drive tangible results. We will work with our customers to develop methods and practices through:

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

Employees
---------
We presently have no full-time employees, no independent contractors employees and no part-time employees. The officers are working on a part-time basis.


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


b) Holders. At March 27, 2010, there were approximately 66 shareholders of the registrant.


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


e)  Performance graph.  Not applicable.


f) Sale of unregistered securities. On December 29, 2009, the registrant terminated a contract with a licensor. Pursuant to the termination agreement, the registrant agreed to issued 10,000 common shares as a settlement. The common shares were valued at $8,000.


    Item 5(b)  Use of Proceeds.  Not applicable.


    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

None.


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
The net loss of $(35,997) for the year ended December 31, 2009 was due to continuing operations and the costs associated with the reporting requirements under the Securities Exchange Act of 1934.

The net loss of $(283,038) for the year ended December 31, 2008 was due to research and development of $200,000, continuing operations and the costs associated with the recent public offering.

Revenues
--------
Excel Global did not receive any revenues for the year ended December 31, 2009 and 2008.

Selling, general and administrative expense
-------------------------------------------
For the year ended December 31, 2009, we had general, administrative and selling expenses of $35,681. These expenses were due to continuing operations and the costs associated with the reporting requirements under the Securities Exchange Act of 1934.

For the year ended December 31, 2008, we had general, administrative and selling expenses of $81,011 continuing operations and the costs associated with the recent public offering. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources
-------------------------------
During the year ended December 31, 2009, we did not pursue any investing activities.

For the year ended December 31, 2008, we purchased property and equipment of $2,032 resulting in net cash used by investing activities.

For the year ended December 31, 2009, we received proceeds from officer advances of $23,250. We repaid advances from officer of $24,200. As a result, net cash used in financing activities was $950 for the year ended December 2009.

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

Plan of Operations
------------------

Our main focus in the next twelve months is to increase our marketing efforts to increase sales of our services.

Our long term capital strategy is to increase our cash balance through the receipt of revenues and financing transactions, including the issuance of debt and/or equity securities. We have not yet determined any specific offering terms, if any.

Recent Pronouncements

The registrant does not believe newly issued accounting pronouncements will have any material impact on its financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXCEL GLOBAL, INC.
Index to the Financial Statements


Report of Independent Registered Public Accounting Firm        12
Financial Statements of Excel Global, Inc.:
  Balance Sheets as of December 31, 2009 and 2008              13
  Statements of Operations For the Years
    Ended December 31, 2009 and 2008                           14
  Statements of Stockholders' Equity (Deficit) For
    the Years Ended December 31, 2009 and 2008                 15
  Statements of Cash Flows For the Years Ended
    December 31, 2009 and 2008                                 16
  Notes to Financial Statements                                17

[Letterhead of SPECTOR & ASSOCIATES, LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Excel Global, Inc.:

We have audited the accompanying balance sheets of Excel Global, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for each of the years ended. Excel Global, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Excel Global, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Spector & Associates, LLP
Spector & Associates, LLP
Pasadena, California
March 10, 2009

EXCEL GLOBAL, INC.
BALANCE SHEETS

As of December 31,                                    2009               2008
--------------------------------------------------------------------------------
                                                                      (Restated)
ASSETS
Current Assets
  Cash in Bank                                      $      111       $    24,836
                                                    ----------        ----------
    Total Current Assets                                   111            24,836
                                                    ----------        ----------

Property and equipment, net of accumulated
  depreciation of $474 for 2009, and $68 for 2008        1,558             1,964

License Rights                                               -            51,000
Other assets                                             1,000             1,000
                                                    ----------        ----------
TOTAL ASSETS                                         $   2,669        $   78,800
                                                     ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------
Current Liabilities
  Accounts payable                                   $        -       $   50,000
  Accrued expenses                                       17,280           12,780
  Advances from officer, including accrued interest
    Of $1,543 for 2009, and $1,227 for 2008              13,227           13,861
                                                     ----------       ----------
    Total current liabilities                            30,507           76,641
                                                     ----------       ----------

Stockholders' Equity (Deficit):
  Common stock, $0.001, 25,000,000 shares
   authorized, 8,051,000 and 8,241,000 shares
   issue and outstanding as of 2009 and 2008,
   respectively                                           8,051            8,241
  Additional paid-in capital                            354,199          348,009
  Accumulated Deficit                                  (390,088)        (354,091)
                                                     ----------       ----------
     Total stockholders' equity (deficit)               (27,838)           2,159
                                                     ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $    2,669       $   78,800
                                                     ==========       ==========

The accompanying notes are an integral part of these audited financial statements

EXCEL GLOBAL, INC.
STATEMENTS OF OPERATIONS

As of December 31,                                    2009               2008
--------------------------------------------------------------------------------
                                                                      (Restated)
Operating Expenses:
  Selling, general and administrative expenses   $   35,681         $   81,811
  Research and Development                                -            200,000
                                                 ----------         ----------
Total Operating Expenses                             35,681            281,811
                                                 ----------         ----------
Operating income (loss)                             (35,681)          (281,811)

Interest and other expenses                            (316)            (1,227)
                                                 ----------         ----------
Net loss before income taxes                        (35,997)          (283,038)
Provision for income taxes                                -                  -
                                                 ----------         ----------
Net Loss                                         $  (35,997)        $ (283,038)
                                                 ==========         ==========
Net loss per share-Basic and Diluted             $    (0.00)        $    (0.04)
                                                 ==========         ==========
Weighted average number of common shares
  Outstanding                                     8,225,167          7,645,500

The accompanying notes are an integral part of these audited financial statements

EXCEL GLOBAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)-RESTATED
For the Years ended December 31, 2009 and 2008

                                   Common Stock
                                   ------------       Additional   Accumulated
                                 Shares   Amounts  Paid-in Capital   Deficit    Total
                                 ----------------- ----------------  -------    -----
Balance at December 31, 2007   7,100,000   $7,100     $ 63,900     $(71,053) $    (53)

Issuance of common stock for
  cash                         1,031,000    1,031      256,719                257,750
Issuance of common stock for
  services                       110,000      110       27,390                 27,500
Net loss for the year ended
  December 31, 2008                                                (283,038)
(283,038)
                              --------------------------------------------------------
Balance at December 31, 2008   8,241,000   $8,241     $348,009    $(354,091)  $ 2,159
Correction of shares issued
  in 2007                       (100,000)    (100)        (900)                (1,000)
Retirement of common stock
  for license rights            (100,000)    (100)        (900)                (1,000)
Issuance of common stock for
  services                        10,000       10        7,990                  8,000
Net loss for the year ended
  December 31, 2009                                                 (35,997)  (35,997)
                              --------------------------------------------------------
Balance at December 31, 2009   8,051,000   $8,051     $354,199    $(390,088) $(27,838)
                              --------------------------------------------------------


EXCEL GLOBAL, INC.
STATEMENT OF CASH FLOWS

As of December 31,                                    2009               2008
--------------------------------------------------------------------------------
                                                                      (Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                      $  (35,997)           $(283,038)
  Adjustment to reconcile net loss to
   net cash used by operating activities:
    Depreciation                                       406                   68
    Stock issued for services                        7,000               27,500
    (Increase) Decrease in operating assets:
      Accounts receivable                                -               25,000
      Prepaid and other assets                           -               (1,000)
  Increase(Decrease) in:
      operating liabilities:
   Accounts payable and accrued expenses             4,816              (11,867)
                                                ----------           ----------
Net cash used by operating activities              (23,775)            (243,337)

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     -               (2,032)
                                                ----------           ----------
Net cash used by investing activities                    -               (2,032)
                                                ----------           ----------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from officer advances                    23,250               37,455
  Repayments of advance from officer               (24,200)             (25,000)
  Proceeds from sale of stock                            -              257,750
                                                ----------           ----------
Net cash provided by financing activities             (950)             270,205
                                                ----------           ----------
NET INCREASE (DECREASE) IN CASH                    (24,725)              24,836
CASH BALANCE AT BEGINNING OF YEAR                   24,836                    -
                                                ----------           ----------
CASH BALANCE AT END OF YEAR                     $      111           $   24,836
                                                ==========           ==========

Supplemental Disclosure:
  Taxes Paid                                    $        -           $        -
Noncash Investing and Financing Activities:
  Cancellation of acquisition of license rights:
    Accounts payable                            $   50,000           $        -
    Common stock                                     1,000                    -
                                                ----------           ----------
                                                $   51,000           $        -
                                                ==========           ==========

 The accompanying notes are an integral part of these audited financial statements

EXCEL GLOBAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2009 AND 2008
----------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Excel Global, Inc. (the "Company") was incorporated in the state of Nevada on August 2, 2007.

The Company is a web-based service provider and consulting company.

Summary of Significant Accounting Policies
------------------------------------------
Use of estimates. The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

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

Property and Equipment. Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 39 years. Depreciation expense for the years ended December 31, 2009 and 2008 was $406 and $68, respectively.

Fair Value of Financial Instruments. All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes. Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

EXCEL GLOBAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

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

New Accounting Pronouncements: Excel Global, Inc. does not believe newly issued accounting pronouncements will have any material impact on its financial statements.

Reclassification and Restatement: The December 31, 2008 financial statements have been restated to correct the par value of the common stock issued. The result is to decrease the common stock and increase the additional paid-in capital on the restated financial statements presentation. Accrued interest for year ended December 31, 2008 has been reclassified from accrued expenses to notes payable. Such reclassification and restatement had no effect on net loss previously reported.

EXCEL GLOBAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2009 AND 2008
----------------------------------------------------------------------

                                 As reported          Restated
                                 -----------          --------
Accrued expenses                   $13,333             $12,780
Notes payable                      $13,308             $13,861
Common stock                      $356,250              $8,241
Additional paid-in capital              $0            $348,009

NOTE 2 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may have insufficient funds to grow its business in the near future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Management of the Company is developing a plan to commence its operations by obtaining an infusion of capital through either public or private investment. The ability of the Company to continue as a going concern is dependent on management's successful planning for its operations and successful capital infusion. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 3-BALANCE SHEET DETAILS

At December 31,                                2009              2008
-----------------------------------------------------------------------
Property and equipment, net
  Furniture and equipment                   $  2,032           $  2,032
  Less: accumulated depreciation                (474)               (68)
-----------------------------------------------------------------------
  Property and equipment, net               $  1,558           $  1,964
=======================================================================
Accrued Expenses:
  Accrued professional fees                 $  4,480           $ 11,980
  Accrued rent                                12,000                  -
  Other accrued expenses                         800                800
-----------------------------------------------------------------------
    Total accrued expenses                  $ 17,280           $ 12,780
=======================================================================

EXCEL GLOBAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2009 AND 2008
----------------------------------------------------------------------

NOTE 4 - LICENSE RIGHTS

On November 28, 2007, the Company acquired a license from a software developer, Service Technology, Inc. ("Licensor"). The Licensor has certain social networking software for use on the website. According to the license rights, the Company is authorized by this agreement to utilize the software in any manner within the course and scope of its business.

The Company agreed to compensate the Licensor with a payment of $50,000, and in 100,000 common shares of the Company at a fair value of $1,000. The stocks were issued in 2007. The cash payment was accrued and has not been paid.

On December 29, 2009, the Company and the Licensor agreed to terminate the contract that signed on November 28, 2007 and agreed that all the previous terms and conditions under the contract are null and void. In addition, the Company agreed to issue 10,000 shares of its common stock as a settlement. The stocks were valued at $8,000 and charged to operations.


NOTE 5 - PROVISION FOR INCOME TAXES

The Company has net operating loss carryforwards, approximately of $390,000 to reduce future taxable income as of December 31, 2009. To the extent not utilized, the carryforwards will begin to expire through 2029. The Company's ability to utilize its federal net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The deferred tax asset as of December 31, 2009 and 2008 consisted of the following:

At December 31,                                  2009            2008
                                             --------------------------
Deferred tax assets:
  Tax loss carryforwards                      $ 132,630       $ 120,391
  Valuation Allowance                          (132,630)       (120,391)
                                              ---------       ---------
  Net deferred tax asset                      $     (0)       $      (0)
                                              =========       =========

The valuation allowance increased by $12,239 and $96,233 during the years ended December 31, 2009 and 2008, respectively

A reconciliation of the difference between the expected income tax expense (benefit) computed at the U.S. statutory income tax rate and the Company's income tax expense is shown as follows:

EXCEL GLOBAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2009 AND 2008
----------------------------------------------------------------------

NOTE 5 - PROVISIONS FOR INCOME TAXES (continued)

For years ended December 31,                    2009            2008
                                             --------------------------
  Tax provision (benefit) at statutory rate   $(12,239)      $(96,233)
  Increase in valuation allowance               12,239         96,233
                                              --------       --------
    Provision for income taxes                $      -       $      -
                                              ========       ========

The Company did not file tax returns since inception.


NOTE 6 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                            Year Ended     Year Ended
                                                   December 31,
                                                2009            2008
------------------------------------------------------------------------
Numerator:
  Net Loss                                     $ (35,997)    $ (283,038)
------------------------------------------------------------------------
Denominator:
  Weighted average of common shares            8,225,167      7,645,500
-----------------------------------------------------------------------

Net loss per share-basic and diluted           $   (0.00)    $    (0.04)


NOTE 7 - RELATED PARTY TRANSACTION

As of December 31, 2009 and 2008, the Company owed $13,227 and $13,861, respectively, to an officer of the Company. The advances are unsecured, due on demand and bears interest at 8%. Management expects to repay the full amount during the year ended December 31, 2010; therefore, it is classified as current on the balance sheet.


NOTE 8 - LEASE COMMITMENTS

The Company leases its office facilities under an operating lease which expires on December 31, 2009. The Company currently leases its office facilities on a month-to-month basis. Total rent expense for the year ended December 31, 2009 and 2008 was $12,000 and $9,000, respectively.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, and concluded that it is effective.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

NAME AND ADDRESS            AGE       POSITIONS HELD           SINCE
Betty Soumekh               54         CEO, CFO            Inception
470 S. Bedford Drive                   Director           to present
Beverly Hills, CA 90212

Jeremy Vernassal            26         Vice President       Inception
1058 S. Wooster St. #3                 Director             to present
Los Angeles, CA 90035

Delia Vernassal             28         Secretary            Inception
1058 S. Wooster St. #3                                      to present
Los Angeles, CA 90035

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
  (a)             (b)    (c)     (d)     (e)     (f)       (g)               (h)       (i)       (j)

Betty Soumekh
Chief Executive
  Officer       2009     -      -       -        -        -                 -         -         -
                2008     -      -       -        -        -                 -         -         -

Jeremy Vernassal
Chief Financial
   Officer      2009     -      -       -        -        -                 -         -         -
                2008    -       -       -         -       -                 -         -         -

We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 15, 2010, the number and percentage of outstanding shares of Excel Global common stock owned by
(i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

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

During the nine months ended December 31, 2009, there were no transactions with related persons other than as described below.

Related Party Loan
------------------
As of December 31, 2009 and 2008, the registrant owed $13,227 and $13,861, respectively, to Betty Soumekh, an officer of the registrant. The advances were unsecured, due on demand and bears interest at 8%.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $11,750 and $10,250 respectively, from Spector & Associates, LLP for the 2009 and 2008 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-Q.

Tax Fees. We did not incur any aggregate tax fees and expenses from Spector & Associates, LLP for the 2009 and 2008 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Spector &
Associates, LLP during fiscal 2009 and 2008.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2009 and 2008 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using Spector & Associates, LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2009 and 2008
Statements of Operations for the years ended December 31, 2009 and 2008 Statements of Stockholders' Equity for the years ended December 31, 2009 and 2008
Statements of Cash Flows for the years ended December 31, 2008 and 2007 Notes to the Financial Statements

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

Date:    March 30, 2010

Excel Global, Inc.

By: /s/ Betty Soumekh
    ----------------
    Betty Soumekh, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      /s/ Betty Soumekh             /s/Jeremy Vernassal
      -----------------             -------------------
      Betty Soumekh, CEO            Jeremy Vernassal
    Principal Financial Officer,    Director
    Controller, Director            March 30, 2010
      March 30, 2010