Form 10-Q
period 2010-03-31
Excel Global, Inc.
filed 2010-05-12
CIK 1432196

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, April 30, 2010

  Common Stock  -  8,051,000

EXCEL GLOBAL, INC.
FORM 10-Q
For the quarterly period ended March 31, 2010
INDEX

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS
EXCEL GLOBAL, INC.
BALANCE SHEETS

                                             March 31,    December 31,
                                               2010           2009
                                             --------     -----------
                 ASSETS                    (Unaudited)    (Audited)

Current Assets
  Cash in Bank                              $        -    $      111
  Accounts Receivable                            2,500             -
                                            ----------    ----------
  Total current assets                           2,500           111
                                            ----------    ----------
Property and equipment, net of
  accumulated depreciation
  of $576 for 2010, and $474 for 2009            1,456         1,558

Other assets                                     1,000         1,000
                                            ----------    ----------
TOTAL ASSETS                                $    4,956    $    2,669
                                            ==========    ==========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
  Accrued expenses                          $   19,780    $   17,280
  Advances from officer, including
    accrued interest of $1,775 for 2010,
    and $1,543 for 2009                         13,596        13,227
                                            ----------    ----------
    Total current liabilities                   33,376        30,507
                                            ----------    ----------
Stockholder's Equity (Deficit)
  Common stock, $0.001 par value;
   25,000,000 shares authorized;
   8,051,000 shares issued and outstanding       8,051        8,051
  Additional paid-in capital                   354,199      354,199
  Accumulated deficit                         (390,670)    (390,088)
                                            ----------    ----------
    Total stockholder's equity (deficit)       (28,420)     (27,838)
                                            ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDER'S
  EQUITY (DEFICIT)                          $    4,956   $    2,669
                                            ==========    ==========

                The accompanying notes are an integral part
              of these interim unaudited financial statements

EXCEL GLOBAL, INC.
STATEMENTS OF OPERATIONS (Unaudited)

For three months ended March 31,                  2010       2009

Revenues                                    $    2,500    $        -
                                            ----------    ----------

  Total Revenues                                 2,500             -
                                            ----------    ----------
Operating Expenses:
  Selling, General and Administrative
   Expenses                                      2,850         9,584
                                            ----------    ----------
Total Operating Expenses                         2,850         9,584
                                            ----------    ----------
Operating loss                                    (350)       (9,584)

Interest and other expenses                       (232)         (265)
                                            ----------    ----------
Net loss before income taxes                      (582)       (9,849)

Provision for income taxes                           -             -
                                            ----------    ----------
Net loss                                    $     (582)   $   (9,849)
                                            ==========    ==========
Net loss per share-Basic and Diluted        $    (0.00)   $    (0.00)
                                            ==========    ==========
Weighted average number of common shares
  outstanding                                8,051,000     8,241,000

                The accompanying notes are an integral part
              of these interim unaudited financial statements

EXCEL GLOBAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

For three months ended March 31,                 2010           2009
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                   $    (582)   $   (9,849)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation                                   102            34
    (Increase) Decrease in operating assets:
     Accounts Receivable                        (2,500)            -
    Increase (Decrease) in operating
     liabilities:
     Accounts payable and accrued expenses       2,732        (2,985)
                                            ----------    ----------
Net cash used in operating activities             (248)      (12,800)
                                            ----------    ----------
CASH FLOW FROM INVESTING ACTIVITIES:
Net cash used in investing activities                -             -
                                            ----------    ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from officer advances                   137             -
  Repayments of advance from officer                 -       (10,000)
                                            ----------    ----------
Net cash provided by (used in) financing
  activities                                       137       (10,000)
                                            ----------    ----------
NET DECREASE IN CASH                              (111)      (22,800)

CASH BALANCE AT BEGINNING OF PERIOD                111        24,836
                                            ----------    ----------
CASH BALANCE AT END OF PERIOD               $        -    $    2,036
                                            ==========    ==========
Supplemental Disclosures of Cash
  Flow Information:
  Taxes Paid                                $        0    $        0
  Interest paid                             $        0    $        0

                The accompanying notes are an integral part
              of these interim unaudited financial statements

EXCEL GLOBAL, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Nature of Operations
--------------------
Excel Global, Inc. (the "Company") was incorporated under the laws of the state of Nevada on August 2, 2007.

The Company is a web-based service provider and consulting company.

Summary of Significant Accounting Policies
------------------------------------------
Presentation of Interim Information. The financial information at March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three months ended March 31, 2010 may not be indicative of results for the year ending December 31, 2010 or any future periods.

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

EXCEL GLOBAL, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment. Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred.
Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years.
Depreciation expense for the three months ended March 31, 2010 and 2009 was $102 and $34, respectively.

Fair value of financial instruments All financial instruments are carried at amounts that approximate estimated fair value.

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

Net Loss Per Share Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share as the Company did not have dilutive items during the reporting period.

Non-employees Equity Transactions The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505-50 (formerly SFAS No. 123R) and the Emerging Issues Task Force (EITF) Issue No. 00-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a

EXCEL GLOBAL, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

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

NOTE 3 - BALANCE SHEET DETAILS

                                        March 31,    December 31,
                                          2010            2009
Property and equipment, net
  Furniture and equipment                $  2,032     $  2,032
  Less: accumulated depreciation             (576)        (474)
                                         --------     --------
    Property and equipment, net          $  1,456     $  1,558
                                         ========     ========
Accrued Expenses:
  Accrued professional fees              $  6,980     $  4,480
  Accrued rent                             12,000       12,000
  Other accrued expenses                      800          800
                                         --------     --------
    Total accrued expenses               $ 19,780     $ 17,280
                                         ========     ========

EXCEL GLOBAL, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                        For Three Months Ended
                                               March 31,
                                          2010          2009
                                          ----          ----
Numerator:
  Net loss                             $     (582)   $   (9,849)
                                       ----------    ----------
Denominator:
  Weighted average of common shares     8,051,000     8,241,000
                                       ==========    ==========

Net loss per share-basic and diluted   $    (0.00)   $    (0.00)


NOTE 5 - RELATED PARTY TRANSACTION

As of March 31, 2010 and December 31, 2009, the Company owed $13,596 and $13,227, respectively, to an officer of the Company. The advances are unsecured, due on demand and bears interest at 8%. Management expects to repay the full amount during the year ended December 31, 2010; therefore, it is classified as current on the balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the three months ended March 31, 2010 and
2009

We earned revenue of $2,500 for the three months ended March 31, 2010. The net loss was $(582) for the three months ended March 31, 2010.
This loss was due to selling, general and administrative expenses of $2,850 which includes the costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

We did not earn any revenue for the three months ended March 31, 2009. For the three months ended March 31, 2009, we had a net loss of $(9,849). This loss was due to selling, general and administrative expenses of $9,584 which include research and development costs of $200,000 and costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources
-------------------------------
During the three months ended March 31, 2010 and 2009, we did not pursue any financing activities.

During the three months ended March 31, 2010, we received proceeds from officer advances of $137. As a result, we had net cash used in financing activities of $137 for the three months ended March 31, 2010.

For the three months ended March 31, 2009, we repaid advances from an officer of $10,000 resulting in net cash provided by financing activities of $10,000.

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


Item 4T.  Controls and Procedures.

During the three months ended March 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 12, 2010

EXCEL GLOBAL, INC.

By: /s/Betty Soumekh
---------------------------
Betty Soumekh, Chief Executive Officer