Form 10-Q
period 2010-06-30
Excel Global, Inc.
filed 2010-08-20
CIK 1432196

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2010
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).   Yes [x]   No [ ]

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

The number of outstanding shares of the registrant's common stock, August 15, 2010

  Common Stock  -  8,051,000

EXCEL GLOBAL, INC.
FORM 10-Q
For the quarterly period ended June 30, 2010
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      4
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      11
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        12
Item 4T. Controls and Procedures                              12

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    14
Item 1A. Risk Factors                                         14
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        14
Item 3.  Defaults upon Senior Securities                      14
Item 4.  (Removed and Reserved)                               14
Item 5.  Other Information                                    14
Item 6.  Exhibits                                             14

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

EXCEL GLOBAL, INC.
BALANCE SHEETS (Unaudited)

                                         June 30,          December 31,
                                            2010               2009
                                        ----------          ----------
             ASSETS
Current assets:
  Cash                                  $       -           $      111
                                        ----------          ----------
      Total current assets                      -                  111
                                        ----------          ----------
Property and equipment, net of
  accumulated depreciation
  of $474 at December 31, 2009                  -                1,558

Other assets                                    -                1,000
                                        ----------          ----------
TOTAL ASSETS                            $       -           $    2,669
                                        ==========          ==========

  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accrued expenses                      $   20,580          $   17,280
  Advances from officer, including
    accrued interest
    of $2,064 for 2010, and
    $1,543 for 2009                         19,072              13,227
                                        ----------          ----------
      Total current liabilities             39,652              30,507
                                        ----------          ----------

Stockholders' deficit:
  Common stock, $0.001 par value;
    25,000,000 shares authorized;
    8,051,000 shares issued
    and outstanding                          8,051               8,051
  Additional paid-in capital               354,199             354,199
  Accumulated deficit                     (401,902)           (390,088)
                                        ----------          ----------
      Total stockholders' deficit          (39,652)            (27,838)
                                        ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                               $        -          $    2,669
                                        ==========          ==========

     The accompanying notes are an integral part of these interim unaudited financial statements

EXCEL GLOBAL, INC.
STATEMENTS OF OPERATIONS (Unaudited)

                 For the three months ended   For the six months ended
                 --------------------------   ------------------------
                           June 30,                    June 30,
                     2010           2009          2010          2009
                 ------------   -----------   -----------   ----------
Revenue           $    (2,500)  $         -   $         -   $        -
                  -----------   -----------   -----------   ----------
Operating expenses:

  Selling,
    general and
    administrative      7,644         5,759   $    10,494   $   14,543
                  -----------   -----------   -----------   ----------
Operating loss        (10,144)       (5,759)      (10,494)     (14,543)

Interest and other
  expenses               (288)          (24)         (520)        (289)
                  -----------   -----------   -----------   ----------
Net loss before
  income taxes        (10,432)       (5,783)      (11,014)     (14,832)

Provision for income
  taxes                   800             -           800          800
                  -----------   -----------   -----------   ----------
Net loss          $   (11,232)  $    (5,783)  $   (11,814)  $  (15,632)
                  ===========   ===========   ===========   ==========
Net loss per share,
  Basic and
    Diluted       $     (0.00)  $     (0.00)  $     (0.00)  $    (0.00)

Weighted Average
  Number of
    Shares          8,051,000     8,241,000     8,051,000    8,241,000


       The accompanying notes are an integral part of these interim unaudited financial statements

EXCEL GLOBAL, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

For the six months ended June 30,               2010           2009
 CASH FLOWS FROM OPERATING ACTIVITIES:      ------------   ------------

 Net loss                                   $   (11,814)   $   (15,632)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation                                     102             68
   Loss on abandonment of assets                  2,156              -
   Changes in assets and liabilities:
    Accounts payable and accrued expenses         3,300          2,539
                                            -----------    -----------
      Net cash used in operating activities      (6,256)       (13,025)

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received from sale of property
   and equipment                                    300              -
                                            -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from officer advances                  6,145              -
  Repayments of officer advances                   (300)       (11,700)
      Net cash provided by (used in)        -----------    -----------
        financing activities                      5,845        (11,700)

 NET CHANGE IN CASH                                (111)       (24,725)

 CASH - BEGINNING OF PERIOD                         111         24,836
                                            -----------    -----------
 CASH - END OF PERIOD                       $         -    $       111
                                            ===========    ===========



       The accompanying notes are an integral part of these interim unaudited financial statements

EXCEL GLOBAL, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Nature of Operations
--------------------
Excel Global, Inc. (the "Company") was incorporated under the laws of the state of Nevada on August 2, 2007. The Company is a web-based service provider and consulting company.

Summary of Significant Accounting Policies
------------------------------------------
Presentation of Interim Information: The financial information at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and six months ended June 30, 2010 may not be indicative of results for the year ending December 31, 2010 or any future periods.

Use of Estimates: The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition: The Company recognizes revenue when service is rendered, providing that collectibility is reasonably assured. Amounts received prior to providing the service date are classified as deferred revenue.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expense as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for the three months ended June 30, 2010 and 2009 was zero and $34, respectively. Depreciation expense for the six months ended June 30, 2010 and 2009 was $102 and $68, respectively.

Fair value of financial instruments: Management measures the financial assets and liabilities in accordance with the requirements of Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 825 "Financial Instruments". The carrying values of accounts receivable, accounts payable, accrued expenses, and advances from officer approximate fair value due to the short-term maturities of these instruments.

Income Taxes: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Impairment of Long-Lived Assets: Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value costs to sell.

Earnings (loss) per share: Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented. For the three and six months ended June 30, 2010 and 2009, there were no potentially dilutive securities excluded from the computation because they are anti-dilutive.

Non-employees Equity Transactions: The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FASB ASC 505-50 and the Emerging Issues Task Force ("EITF") Issue

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

No. 00-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. FASB ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in EITF Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

New Accounting Pronouncements: Excel Global, Inc. does not believe newly issued accounting pronouncements will have any material impact on its financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses, and the operations in the near future are expected to continue to use working capital. Management of the Company is actively increasing marketing efforts to increase revenues. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing obligations and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - BALANCE SHEET DETAILS

                                           June 30,     December 31,
                                            2010            2009
                                         ==========     ===========
Property and equipment, net
  Furniture and equipment                $        -     $    2,032
  Less: accumulated depreciation                  -           (474)
                                         ----------     ----------
    Property and equipment, net          $        -     $    1,558
                                         ==========     ==========

Accrued Expenses:
  Accrued professional fees              $    6,980     $    4,480
  Accrued rent                               12,000         12,000
  Other accrued expenses                      1,600            800
                                         ----------     ----------
    Total accrued expenses               $   20,580     $   17,280
                                         ==========     ==========

NOTE 4 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                            Three Months Ended       Six Months Ended
                          ---------------------- ----------------------
                            June 30,   June 30,     June 30,   June 30,
                             2010       2009         2010        2009
                            -------    -------      -------    -------
Numerator:
Net loss                  $ (11,232) $  (5,783)  $ (11,814)  $ (15,632)
                          =========  =========   =========   =========
Denominator:
Basic loss per share-
 weighted average
 shares                   8,051,000  8,241,000   8,051,000   8,241,000
Effect of dilutive
 securities:
Stock options and warrants        -          -           -           -
                          ---------  ---------   ---------   ---------
Diluted loss per share-
  adjusted weighted average
  shares                  8,051,000  8,241,000   8,051,000   8,241,000
                          ---------  ---------   ---------   ---------
Basic loss per share      $   (0.00) $   (0.00)  $   (0.00)  $   (0.00)
                          ---------  ---------   ---------   ---------
Diluted loss per share    $   (0.00) $   (0.00)  $   (0.00)  $   (0.00)
                          ---------  ---------   ---------   ---------

NOTE 5 - RELATED PARTY TRANSACTION

As of June 30, 2010 and December 31, 2009, the Company owed $19,072 and $13,227, respectively, to an officer of the Company. The advances are unsecured, due on demand and bear interest at 8%. Management expects to repay the full amount during the year ended December 31, 2010;
therefore, it is classified as current on the balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the three months ended June 30, 2010 and 2009

We did not earn any revenue for the three months ended June 30, 2010. Invoiced consulting fees of $2,500 were included in revenue for the three months ended March 31, 2010 but were reversed for the three months ended June 30, 2010 due to the cancellation of the corresponding consulting agreement. For the three months ended June 30, 2010, we had a net loss of $(11,232). This loss was due to selling, general and administrative expenses of $7,644 that included costs of being a reporting company.

We did not earn any revenue for the three months ended June 30, 2009. The net loss of $(5,783) for the three months ended June 30, 2009 was due to selling, general and administrative expenses of $5,759 that included costs of being a reporting company.

Results of Operations for the six months ended June 30, 2010 and 2009

We did not earn any revenue for the six months ended June 2010.    For
the six months ended June 30, 2010, we had a net loss of $(11,814). This loss was due to selling, general and administrative expenses of $10,494 that included costs of being a reporting company.

We did not earn any revenue for the six months ended June 30, 2009.
The net loss was $(15,632) for the six months ended June 30, 2009 due to selling, general and administrative expenses of $14,543 that include costs of being a reporting company.

Liquidity and Capital Resources
-------------------------------
We do not have any cash or cash equivalents to fund our current operations. Additionally, we have no material commitments for capital expenditures nor do we have any plans for future capital expenditures at this time.

Future revenues from consulting fees will determine the amount of additional financing necessary to continue operations.

The board of directors has no immediate offering plans in place. The board of directors shall determine the amount and type of financing as our financial situation dictates.

We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.

During the six months ended June 30, 2010, we received cash of $300 from the sale of property and equipment resulting in cash flows from investing activities of $300.

For the six months ended June 30, 2009, we did not pursue any investing activities.

During the six months ended June 30, 2010, we received proceeds from officer advances of $6,145 and repaid officer advances of $300. As a result, we had net cash provided by financing activities of $5,845 for the six months ended June 30, 2010.

For the six months ended June 30, 2009, we repaid advances from an officer of $(11,700) resulting in net cash provided by financing activities of $(11,700).

Subsequent to the quarter ended June 30, 2010, certain selling shareholders arranged for the sale of their common shares.  Upon completion of the proposed sale, there will be a change in control of Excel Global and the new management will determine the plan of
operations.   If the proposed change in control does not occur, we will
make continued efforts to increase the sales to raise much needed cash for the remainder of the year, which will be supplemented by our efforts to raise cash through the issuance of equity securities.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.


Item 4T.  Controls and Procedures.

During the three months ended June 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Due to the fact that Excel Global has limited personnel resources, there was a lack of segregation of duties, which management identified as a material weakness. Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures are not effective as of June 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4. (Removed and Reserved)

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

Dated: August 20, 2010

EXCEL GLOBAL, INC.

By: /s/Betty Soumekh
---------------------------
Betty Soumekh,
Chief Executive Officer
and Chief Financial Officer