Form 10-Q/A
period 2010-06-30
Excel Global, Inc.
filed 2010-10-04
CIK 1432196

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2010
-OR-
☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from
_________ to________

Commission File Number 333-150462

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO.
(Exact Name of Registrant As Specified In Its Charter)

Nevada		26-0657736
(State or other jurisdiction	(Primary Standard	(I.R.S. Employer
of incorporation or	Industrial Classification	Identification
organization)	Code Number)	Number)

110 Greene Street, Suite 403
New York, New York 10012
(Address of principal executive offices, Zip Code)

(212) 208-4472
 (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐ Non-accelerated filer ☐ Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of outstanding shares of the registrant's common stock, August 15, 2010

Common Stock - 8,051,000

EXPLANATORY NOTE: We are filing this Amendment to our Form 10-Q for the quarterly period ended June 30, 2010 (“Original Quarterly Report”), in order to identify the Company as a shell company (as defined in Rule 12b-2 of the Exchange Act) on the cover page.  Except as described above, the remainder of the Original Quarterly Report is unchanged and does not reflect events occurring after the filing of the Original Quarterly Report with the SEC on August 20, 2010.  Accordingly, this Amendment should be read in conjunction with the Original Quarterly Report.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO.
FORM 10-Q/A
 For the quarterly period ended June 30, 2010
INDEX

PART I

Item I - FINANCIAL STATEMENTS

EXCEL GLOBAL, INC.
BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$-	$111
Total current assets	-	111
Property and equipment, net of accumulated depreciation of $474 at December 31, 2009	-	1,558
Other assets	-	1,000
TOTAL ASSETS	$-	$2,669

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$20,580	$17,280
Advances from officer, including accrued interest of $2,064 for 2010, and $1,543 for 2009	19,072	13,227
Total current liabilities	39,652	30,507

Stockholders' deficit:
Common stock, $0.001 par value; 25,000,000 shares authorized; 8,051,000 shares issued and outstanding	8,051	8,051

Additional paid-in capital	354,199	354,199
Accumulated deficit	(401,902)	(390,088)
Total stockholders' deficit	(39,652)	(27,838)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$2,669

The accompanying notes are an integral part of these interim unaudited financial statements

EXCEL GLOBAL, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$(2,500)	$-	$-	$-
Operating expenses:

Selling, general and administrative	7,644	5,759	$10,494	$14,543
Operating loss	(10,144)	(5,759)	(10,494)	(14,543)

Interest and other expenses	(288)	(24)	(520)	(289)
Net loss before income taxes	(10,432)	(5,783)	(11,014)	(14,832)

Provision for income taxes	800	-	800	800
Net loss	$(11,232)	$(5,783)	$(11,814)	$(15,632)
Net loss per share,
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares	8,051,000	8,241,000	8,051,000	8,241,000

The accompanying notes are an integral part of these interim unaudited financial statements

EXCEL GLOBAL, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

For the six months ended June 30,	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(11,814)	$(15,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	102	68
Loss on abandonment of assets	2,156	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	3,300	2,539
Net cash used in operating activities	(6,256)	(13,025)

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash received from sale of property and equipment	300	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer advances	6,145	-
Repayments of officer advances	(300)	(11,700)
Net cash provided by (used in) financing activities	5,845	(11,700)

NET CHANGE IN CASH	(111)	(24,725)

CASH - BEGINNING OF PERIOD	111	24,836
CASH - END OF PERIOD	$-	$111

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

Earnings (loss) per share: Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti- dilutive for all periods presented. For the three and six months ended June 30, 2010 and 2009, there were no potentially dilutive securities excluded from the computation because they are anti-dilutive.

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

NOTE 3 - BALANCE SHEET DETAILS

	June 30,	December 31,
	2010	2009
Property and equipment, net
Furniture and equipment	$-	$2,032
Less: accumulated depreciation	-	(474)
Property and equipment, net	$-	$1,558

Accrued Expenses:
Accrued professional fees	$6,980	$4,480
Accrued rent	12,000	12,000
Other accrued expenses	1,600	800
Total accrued expenses	$20,580	$17,280

NOTE 4 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(11,232)	$(5,783)	$(11,814)	$(15,632)
Denominator:
Basic loss per share-
weighted average
shares	8,051,000	8,241,000	8,051,000	8,241,000
Effect of dilutive
securities:
Stock options and warrants	-	-	-	-
Diluted loss per share-
adjusted weighted average
shares	8,051,000	8,241,000	8,051,000	8,241,000
Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NOTE 5 - RELATED PARTY TRANSACTION

As of June 30, 2010 and December 31, 2009, the Company owed $19,072 and $13,227, respectively, to an officer of the Company. The advances are unsecured, due on demand and bear interest at 8%. Management expects to repay the full amount during the year ended December 31, 2010; therefore, it is classified as current on the balance sheet.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Item 4T.Controls and Procedures.

During the three months ended June 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.Legal Proceedings.None.

Item 1A.Risk Factors.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.
None.

Item 4. (Removed and Reserved)

Item 5.Other Information.None.

Item 6. Exhibits

Exhibit 31.1 - Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 4, 2010

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO.

By:	/s/ Gregory D. Cohen
Gregory D. Cohen
President, Chief Operating Officer & Secretary