Form 10-Q
period 2010-09-30
Empire Sports & Entertainment Holdings Co.
filed 2010-11-12
CIK 1432196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER:  333-150462

The Empire Sports & Entertainment Holdings Co.
(Name of Registrant as specified in its charter)

Nevada	26-0657736
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

110 Greene Street, Suite 403, New York, New York 10012
 (Address of principal executive office)

(212) 208-4472
 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐   No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  22,135,805 shares of common stock are issued and outstanding as of November 12, 2010.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,449,696	$-
Restricted cash - current portion	560,000	-
Accounts and note receivable	40,000	-
Advances and other receivables	390,812	15,386
Prepaid expenses - current portion	24,209	-

Total Current Assets	2,464,717	15,386

OTHER ASSETS:
Restricted cash - long term portion	500,000	-
Property and equipment, net	32,078	-
Prepaid expenses - long term portion	305,000	-
Advances - net of current portion	57,796	-
Deposits	44,469	-

Total Other Assets - Net	939,343	-

Total Assets	$3,404,060	$15,386

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$105,917	$-
Convertible promissory note - related party	198,935	-
Loan payable - related party	-	30,435
Due to related party	-	15,502

Total Liabilities	304,852	45,937

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($.0001 Par Value; 50,000,000 Shares Authorized; None Issued and Outstanding)	-	-
Common stock ($.0001 Par Value; 500,000,000 Shares Authorized; 22,135,805 shares issued and outstanding)	2,213
Additional paid-in capital	4,600,511	22,500
Accumulated deficit	(1,503,516)	(53,051)

Total Stockholders' Equity	3,099,208	(30,551)

Total Liabilities and Stockholders' Equity	$3,404,060	$15,386

See accompanying notes to unaudited consolidated condensed financial statements.

THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
	Three Months Ended	February 10, 2010 (Inception)
	September 30, 2010	to September 30, 2010
	(Unaudited)	(Unaudited)

Net revenues	$74,000	$288,584

Operating expenses:
Cost of revenues	9,000	144,332
Sales and marketing expenses	8,098	117,783
Live events expenses	121,112	323,478
Compensation and related taxes	308,140	428,973
Consulting fees	47,502	313,093
General and administrative expenses	223,176	397,959

Total operating expenses	717,028	1,725,618

Loss from operations	(643,028)	(1,437,034)

Other (expense) income:
Interest expense, net of interest income of $2,761	(13,431)	(13,431)

Net loss	$(656,459)	$(1,450,465)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.03)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	21,115,768	17,348,763

See accompanying notes to unaudited consolidated  condensed financial statements.

THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 10, 2010 (INCEPTION) TO SEPTEMBER 30, 2010
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,450,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,799
Amortization of promotional advances	28,632
Contributed officer services	90,000
Common stock issued for services	252,000
Stock-based compensation	186,667
Changes in operating assets and liabilities:
Restricted cash - current portion	(560,000)
Accounts receivable	(15,000)
Advances and other receivables	(461,851)
Prepaid expenses	(329,209)
Other assets	(44,469)
Restricted cash - long term portion	(500,000)
Accounts payable and accrued expenses	105,917

NET CASH USED IN OPERATING ACTIVITIES	(2,692,979)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in note receivable	(25,000)
Purchase of property and equipment	(36,877)

NET CASH USED IN INVESTING ACTIVITIES	(61,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock to founders	1,205
Proceeds from sale of common stock, net of issuance cost	3,690,349
Proceeds from loan payable	160,000
Proceeds from note payable - related party	468,500
Principal repayments on note payable	(100,000)
Payments on related party advances	(178,866)
Proceeds from related party advances	163,364

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,204,552

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,449,696

CASH AND CASH EQUIVALENTS- beginning of period	-

CASH AND CASH EQUIVALENTS- end of period	$1,449,696

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-
Income taxes	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of loans payable	$360,000

Carrying value of assumed assets, liabilities and certain promotion rights agreement from Golden Empire, LLC	$(30,551)

See accompanying notes to unaudited consolidated condensed financial statements.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Empire Sports & Entertainment Holdings Co. (the “Company”), formerly Excel Global, Inc. (the “Shell”), was incorporated under the laws of the State of Nevada on August 2, 2007. The Company operated as a web-based service provider and consulting company.  In September 2010, the Company changed its name to The Empire Sports & Entertainment Holdings Co.

On September 29, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with The Empire Sports & Entertainment, Co., a privately held Nevada corporation (“Empire”), and the shareholders of Empire (the “Empire Shareholders”). Upon closing of the transaction contemplated under the Exchange Agreement (the “Exchange”), the Empire Shareholders transferred all of the issued and outstanding capital stock of Empire to the Company in exchange for shares of common stock of the Company.  Such Exchange caused Empire to become a wholly-owned subsidiary of the Company.

At the closing of the Exchange, each share of Empire’s common stock issued and outstanding immediately prior to the closing of the Exchange was exchanged for the right to receive one share of the Company’s common stock. Accordingly, an aggregate of 19,602,000 shares of the Company’s common stock were issued to the Empire Shareholders.  Additionally, pursuant to the Agreement of Conveyance, Transfer of Assets and Assumption of Obligations (the “Conveyance Agreement”), the Company’s former officers and directors cancelled 17,596,603 of the Company’s common stock they owned. Such shares were administratively cancelled subsequent to the Exchange pursuant to the Conveyance Agreement (see below). After giving effect to the cancellation of shares, the Company had a total of 2,513,805 shares of common stock outstanding immediately prior to Closing. After the Closing, the Company had a total of 22,115,805 shares of common stock outstanding, with the Empire Shareholders owning 89% of the total issued and outstanding shares of the Company's common stock.

On October 8, 2010, the Company entered into a series of agreements with the purpose of transferring certain of the residual assets and liabilities which were owned by the Shell with which the Company did a reverse merger on September 29, 2010. The agreements transferred certain assets and liabilities in connection with a website business to the former shareholders of the Shell in exchange for 17,596,603 shares of the Company's common stock.  Management believes that the fair value of the shares received for those assets and liabilities was not material. The shares were cancelled immediately upon receipt.

Prior to the Exchange, the Company was a shell company with no business operations.

The Exchange is being accounted for as a reverse-merger and recapitalization. Empire is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Exchange will be those of Empire and will be recorded at the historical cost basis of Empire, and the consolidated financial statements after completion of the Exchange will include the assets and liabilities of the Company and Empire, historical operations of Empire and operations of the Company from the closing date of the Exchange.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Empire was incorporated in Nevada on February 10, 2010 to succeed to the business of its predecessor company, Golden Empire, LLC (“Golden Empire”), which was formed and commenced operations on November 30, 2009. The audited consolidated condensed balance sheet presented as of December 31, 2009, represents the accounts of Golden Empire. Empire is principally engaged in the production and promotion of music and sporting events. The Company assumed all assets, liabilities and certain promotion rights agreements entered into by Golden Empire at carrying value of ($30,551) which approximated fair value on February 10, 2010. Golden Empire ceased operations on that date. The results of operations for the period from January 1, 2010 to February 9, 2010 of Golden Empire were not material. As a result of the Exchange, Empire became a wholly-owned subsidiary of the Company and the Company succeeded to the business of Empire as its sole line of business.

Basis of presentation

The consolidated condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2010, and the results of operations and cash flows for the period from February 10, 2010 (inception) to September 30, 2010 have been included. The results of operations for the period from February 10, 2010 (inception) to September 30, 2010 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the predecessor company for the period ended December 31, 2009, which are contained in Form 8-K as filed with the Securities and Exchange Commission on October 5, 2010.

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, the fair values of certain promotional contracts and the assumptions used to calculate fair value of options granted and common stock issued for services.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the period from February 10, 2010 (inception) to September 30, 2010, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair value of financial instruments

 The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

Fair value measurements are applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consists of assets, liabilities and certain promotion rights agreement assumed by the Company from Golden Empire. The valuation of the assumed assets, liabilities and certain promotion rights agreement are classified as a Level 3 measurement, because it was based on significant unobservable inputs and involved management judgment and assumptions. Significant unobservable inputs include future cash flows to be generated from these promotion rights agreements and the terms of the related party liabilities such as the rate and repayment terms. In determining the fair value of the assumed assets, liabilities and certain promotion rights agreement, the Company determined that the carrying amount for such assets and liabilities (including promotion rights agreements) approximates fair value.

The following tables present the assets and liabilities that are measured and recognized at fair value on a nonrecurring basis classified under the appropriate level of the fair value hierarchy as of the date of transfer on February10, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Advances receivable (including promotion rights agreements)	$—	$—	$15,386	$15,386

Liabilities:
Note payable	$—	$—	$30,435	$30,435
Due to related party	$—	$—	$15,502	$15,502

Cash and cash equivalents include certificates of deposit that are considered to be highly liquid and easily tradable as of September 30, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts reported in the balance sheet for cash, restricted cash, accounts receivable, accounts payable and accrued expenses, due to related party approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the note payable - related party at September 30, 2010 approximates its respective fair value based on the Company’s incremental borrowing rate. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted cash

The Company considers cash that is held as a compensating balance for letter of credit arrangements and cash held in escrow as restricted cash. At September 30, 2010, restricted cash current and long-term portion was $560,000 and $500,000, respectively, and was held primarily in certificates of deposit to be used as security in accordance with the terms of the employment agreements with the Company’s Chief Executive Officer and Executive Vice President.  The Letter of Credit may be reduced after six months, and after each six month period thereafter, in increments of $250,000. Restricted cash long-term portion represents the amount that may be reduced after 1 year.

Accounts receivable

The Company has a policy of reserving for accounts receivable based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not consider it necessary to record any allowance for doubtful accounts for the period from February 10, 2010 (inception) to September 30, 2010.

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, generally one to five years.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.  The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the period from February 10, 2010 (inception) to September 30, 2010.

Income taxes

Income taxes are accounted for under the asset and liability method as prescribed by ASC Topic 740: “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Pursuant to ASC Topic 740-10 related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the consolidated financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  The Company's U.S. Federal and state income tax returns for the tax year 2009 are open and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The adoption had no effect on the Company’s consolidated financial statements.

The Company accounts for potential interest and penalties on tax matters as a component of the income tax provision.

Revenue recognition

The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The Company, in accordance with ASC Topic 605-45 “Revenue Recognition – Principal Agent Considerations” reports revenues for transactions in which it is the primary obligor on a gross basis and revenues in which it acts as an agent on and earns a fixed percentage of the sale on a net basis, net of related costs. Credits or refunds are recognized when they are determinable and estimable.

The Company earns revenue primarily from live event ticket sales, sponsorship, advertising, concession fees, promoter fees, television rights fee and pay per view fees for events broadcast on television or cable.

The following policies reflect specific criteria for the various revenue streams of the Company:

•
Revenue from ticket sales is recognized when the event occurs. Advance ticket sales and event-related revenues for future events are deferred until earned, which is generally once the events are conducted. The recognition of event-related expenses is matched with the recognition of event-related revenues.

•
Revenue from sponsorship, advertising, television/cable distribution agreements and promoter/service agreements is recognized in accordance with the contract terms, which are generally at the time events occur.

•	Revenue from the sale of products is recognized at the point of sale at the live event concession stands.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of revenue and prepaid expenses

Costs related to live events are recognized when the event occurs. Event costs paid prior to an event are capitalized to prepaid expenses and then charged to expense at the time of the event. Cost of other revenue streams are recognized at the time the related revenues are realized. Prepaid expenses – current portion of $24,209 at September 30, 2010 consist primarily of costs paid for future events which will occur within a year. Prepaid expenses – long-term portion of $305,000 at September 30, 2010 consist primarily of costs paid for future events which will occur after 1 year.

Advances and other receivables

Advances receivable represent cash paid in advance to athletes for their training. The Company has the right to offset the advances against the amount payable to such athletes for their future sporting events. The amounts advanced under such arrangements are short-term in nature which totaled $203,346 as of September 30, 2010. Promotional advances represents signing bonuses paid to athletes upon signing the promotional agreements with the Company.  Promotional advances are amortized over the terms of the promotional agreements, generally from three to four years. As of September 30, 2010, promotional advances - current and long-term portion amounted to $34,572 and $57,796, respectively, and is included in the accompanying consolidated condensed balance sheet under advances and other receivables. For the period from February 10, 2010 (inception) to September 30, 2010, amortization of these promotional advances amounted to $28,632 which has been included in live events expenses on the accompanying consolidated statement of operations. Also included in this caption was a receivable for a participation guarantee of $152,500 at September 30, 2010.

Concentrations of credit risk and major customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Management believes the financial risks associated with these financial instruments are not material. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, may exceed Federally insured limits.

For the period from February 10, 2010 (inception) to September 30, 2010, two customers accounted for 53% of net revenues.

Advertising

Advertising is expensed as incurred and is included in sales and marketing expenses on the accompanying statement of operations.  Such expenses for the period from February 10, 2010 (inception) to September 30, 2010 totaled $27,843. Such expenses for the three month period ended September 30, 2010 totaled $7,098.

Net loss per common share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of September 30, 2010, there were 2,800,000 stock options and 331,558 shares equivalent issuable pursuant to embedded conversion features which could potentially dilute future earnings per share.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table sets forth the computation of basic and diluted loss per share:

	Three month period ended September 30, 2010	For the Period from February 10, 2010 to September 30, 2010
Numerator:
Net loss	$(656,459)	$(1,450,465)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	21,115,768	17,348,763

Denominator for dilutive loss per share
(adjusted weighted-average)	21,115,768	17,348,763

Basic and diluted loss per share	$(0.03)	$(0.08)

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.
Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then marked to market at each subsequent reporting date.

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at the fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

Recent accounting pronouncements

In June 2009, the FASB issued ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R)”. This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASC Topic 810-10 is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 did not have a material impact on the consolidated results of operations and financial condition.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances and settlements.  ASU No. 2010-06 is effective for the Company’s interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In July 2010, the FASB issued ASU No. 2010-20, "Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses". ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans. Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. The new guidance is effective for interim- and annual periods beginning after December 15, 2010. Management anticipates that the adoption of these additional disclosures will not have a material effect on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – ACCOUNTS AND NOTE RECEIVABLE

On June 28, 2010, the Company issued a demand promissory note of $25,000 to an unrelated party. The note is due on demand and bears interest at 6% per annum. The Borrower shall have the option of paying the principal sum to the Company in advance in full or in part at any time and from time to time without premium or penalty. Accrued interest receivable on this note receivable amounted to $375 as of September 30, 2010 and is included in other receivables.

At September 30, 2010, there were accounts receivable in the amount of approximately $15,000 from one customer.

NOTE 3 – RELATED PARTY TRANSACTIONS

Note payable - related party

Between December 2009 and June 2010, one of the Company’s Directors provided loans of $498,935 to the Company. For the period from December 2009 to June 30, 2010, these loans were noninterest bearing and were due on demand. On June 30, 2010, the Company issued 333,333 shares of its common stock valued at $0.60 in payment of $200,000 of such loans and issued an unsecured demand promissory note in the amount of $298,935 for the balance of the obligation. This promissory note shall accrue interest at the annual rate of five percent (5%) and shall be payable on the earlier of (i) on demand by the lender upon thirty (30) days prior written notice to the Company or (ii) the two-year anniversary of the date of this promissory note (the “Maturity Date”). On September 1, 2010, the Company made a payment of $100,000 towards this promissory note. In September 2010, the Company issued a demand convertible promissory note (the “convertible promissory note”) for the balance of this promissory note and such prior note is deemed canceled and null and void. This convertible promissory note shall accrue interest at the annual rate of five percent (5%) and shall be payable on the earlier of (i) on demand by the lender upon thirty (30) days prior written notice to the Company or (ii) the two-year anniversary of the date of this promissory note (the “Maturity Date”). This convertible promissory note including interest shall be convertible into shares of the Company’s common stock at a fixed conversion price per share equal to $0.60 at the option of the lender. The Company evaluated whether the convertible note was considered to have an embedded beneficial conversion feature and has concluded that there is no beneficial conversion feature since the fixed conversion price of $0.60 is equal to the fair value of the Company’s common stock based on recent sales of the Company’s common stock in a private placement. Accrued interest on this convertible note payable amounted to $3,320 as of September 30, 2010 and is included in accrued expenses.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2010

Office rent

The Company is sharing its office space pursuant to an informal sublease on a month to month basis with an affiliated company for which the Company’s President is a director. For the period from February 10, 2010 (inception) to September 30, 2010, the Company was reimbursed a portion of the leasehold improvements cost of $2,700, a portion of the security deposit of $10,000, and rent of $10,626 from such affiliated company.

NOTE 4– STOCKHOLDERS’ EQUITY

Common Stock

On February 10, 2010, the Company granted an aggregate of 12,090,000 restricted shares of common stock to the founders of the Company pursuant to common stock subscription agreements. The Company received gross proceeds of $1,205 and a subscription receivable of $4 from such issuance of shares of the Company's common stock. The Company valued these common shares at par value.

Between January 2010 and June 2010, one of the Company’s directors loaned $468,500 to the Company. On June 30, 2010, the Company issued 333,333 shares in connection with the conversion of $200,000 of this loan payable. The fair value of such shares issued amounted to $200,000 or $0.60 per share based on recent sales of the Company’s common stock in a private placement.

Between February 2010 and June 2010, two unrelated parties loaned an aggregate amount of $160,000 to the Company. On June 30, 2010, the Company issued 266,667 shares in connection with the conversion of these loans payable for a total amount of $160,000. The fair value of such shares issued amounted to $160,000 or $0.60 per share based on recent sales of the Company’s common stock in a private placement.

In June 2010, the Company issued an aggregate of 400,000 shares of the Company’s common stock to four persons for consulting services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.60 per share or $240,000 based on the recent sales of the Company’s common stock in a private placement which has been recognized as consulting expense for the period from February 10, 2010 (inception) to September 30, 2010.

Between June 2010 and August 2010, the Company issued 6,512,000 shares of common stock at $0.60 per share pursuant to a private placement which generated net proceeds of approximately $3,690,000. In connection with these private placements, the Company paid in cash private placement commissions of approximately $163,350, legal fees of $50,000 and related private placements fees of $3,470.

On September 22, 2010, prior to the Exchange, the Company’s Board of Directors declared a dividend of an additional 1.51380043 shares of the Company’s common stock on each share outstanding on September 26, 2010.  Except as otherwise noted, all share amounts referenced hereunder have been adjusted to reflect the number of the Company’s shares of common stock on a post-dividend basis.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2010

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

At the closing of the Exchange, each share of Empire’s common stock issued and outstanding immediately prior to the closing of the Exchange was exchanged for the right to receive one share of the Company’s common stock. Accordingly, an aggregate of 19,602,000 shares of the Company’s common stock were issued to the Empire Shareholders. Additionally, pursuant to the Agreement of Conveyance, Transfer of Assets and Assumption of Obligations (the “Conveyance Agreement”), the Company’s former officers and directors cancelled 17,596,603 of the Company’s common stock they owned. Such shares were administratively cancelled subsequent to the Exchange pursuant to the Conveyance Agreement (see Note 1). After giving effect to the cancellation of shares, the Company had a total of 2,513,805 shares of common stock outstanding immediately prior to Closing. After the Closing, the Company had a total of 22,115,805 shares of common stock outstanding, with the Empire Shareholders owning 89% of the total issued and outstanding shares of the Company's common stock.

In September 2010, the Company issued 20,000 shares of the Company’s common stock in connection with accounting services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.60 per share or $12,000 based on the recent sales of the Company’s common stock in a private placement which has been recognized as professional expense for the period from February 10, 2010 (inception) to September 30, 2010.

Common Stock Options

On September 29, 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”). Under the 2010 Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.  The 2010 Plan has reserved 2,800,000 shares of common stock for issuance. Upon the closing of the Exchange, the Company has outstanding options to purchase 2,800,000 shares of the Company’s common stock under the 2010 Plan which represents an exchange of 2,800,000 options previously granted prior to the reverse merger and recapitalization with similar terms as discussed below.

On June 1, 2010, the Company granted an aggregate of 1,850,000 10-year options to purchase shares of common stock at $0.60 per share which vests at the end of three years to three officers of the Company. The 1,850,000 options were valued on the grant date at $0.60 per option or a total of $1,110,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.60 per share (based on recent sales of the Company’s common stock in a private placement), volatility of 209% (estimated using volatilities of similar companies), expected term of 6.5 years, and a risk free interest rate of 3.29%. For the period from February 10, 2010 (inception) to September 30, 2010, the Company recorded stock-based compensation expense of $123,333. For the three months ended September 30, 2010, the Company recorded stock-based compensation expense of $92,500. At September 30, 2010, there was $986,667 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the 2010 Plan.

On June 1, 2010, the Company granted an aggregate of 950,000 10-year options to purchase shares of common stock at $0.60 per share which vests at the end of three years to four consultants of the Company. The 950,000 options were valued on the grant date at $0.60 per option or a total of $570,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.60 per share (based on recent sales of the Company’s common stock in a private placement), volatility of 209% (estimated using volatilities of similar companies), expected term of ten years, and a risk free interest rate of 3.29%. For the period from February 10, 2010 (inception) to September 30, 2010, the Company recorded stock-based consulting expense of $63,334. For the three months ended September 30, 2010, the Company recorded stock-based consulting expense of $47,500.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2010

NOTE 4– STOCKHOLDERS’ EQUITY (continued)

A summary of the stock options as of September 30, 2010 and changes during the period are presented below:

	For the period from February 10, 2010 (inception) to September 30, 2010
	Number of Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Stock options
Balance at beginning of period	-	$-	-
Granted	2,800,000	0.60	9.67
Exercised	-	-	-
Forfeited	-	-	-
Balance outstanding and expected to vest at end of period	2,800,000	$0.60	9.67

Options exercisable at end of period	-	$-

Weighted average fair value of options granted during the period		$0.60

Stock options outstanding at September 30, 2010 as disclosed in the above table have no intristic value at the end of the quarter.

NOTE 5 – COMMITMENTS

In March 2010, the Company signed a five year lease agreement for office space which will expire in March 2015. The lease requires the Company to pay a monthly base rent of $5,129 plus a pro rata share of operating expenses. The base rent is subject to annual increases beginning on April 1, 2011 as defined in the lease agreement.

In May 2010, the Company entered into a 3 year employment agreement with one of its founders and Chief Executive Officer (“CEO”) commencing on July 1, 2010. The CEO receives a base salary of $500,000 per year, plus reimbursement of expenses and shall participate in an incentive compensation plan to be established for an annual bonus (“Bonus”). In addition, under the terms of the Employment Agreement (the “Agreement”), the Company shall secure and post an irrevocable Letter of Credit by May 31, 2010 in the amount of $1,500,000. This Letter of Credit may be reduced after six months, and after each six month period thereafter, in increments of $250,000. At any time base compensation or additional compensation under this Agreement is not timely paid, or if the Company otherwise is in material breach of the Agreement, the CEO shall be entitled to draw the full remaining amount of the Letter of Credit. In June 2010, the Letter of Credit has been posted by one of the Company’s directors and is expected to be replaced with a Letter of Credit from the Company following the closing of the private placement, including collateral in the amount of $1,500,000 as a temporary accommodation to the Company and the CEO.

In August 2010, the Company replaced the Letter of Credit posted by its director. In connection with the Agreement, the Company’s banking institution issued a 1-year irrevocable standby Letter of Credit for the benefit of the CEO.  In August 2010, the Company opened an account with its banking institution in the amount of $1,000,000 and pledged to the Letter of Credit.  This Letter of Credit may be reduced after six months, and after each six month period thereafter, in increments of $250,000. At any time base compensation or additional compensation under the Agreement is not timely paid, or if the Company otherwise is in material breach of this agreement, the CEO shall be entitled to draw the full remaining amount of the Letter of Credit. The Company and the CEO have mutually agreed to decrease the amount of the Letter of Credit to $1,000,000.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2010

NOTE 5 – COMMITMENTS (continued)

In August 2010, the Company entered into a three year employment agreement with one of its founders, President and Chief Operating Officer (“COO”) commencing in August 2010. The COO receives a base salary of $180,000 per year, plus reimbursement of expenses and shall be entitled to a bonus compensation which is determined by the Company’s board of directors.

In September 2010, the Company entered into a one year employment agreement with the Company’s Executive Vice President (“EVP”) commencing on October 1, 2010. EVP receives a base salary of $150,000 per year, plus reimbursement of expenses and shall be entitled to a bonus compensation which is determined by the Company’s board of directors. In addition, EVP is also entitled to receive stock options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.60 per share which vests at the end of three years. The Company obtained a three month certificate of deposit to be used as a security in accordance with the terms of this employment agreement. The 250,000 options were valued on the grant date at $0.60 per option or a total of $150,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.60 per share (based on recent sales of the Company’s common stock in a private placement), volatility of 209% (estimated using volatilities of similar companies), expected term of 6.5 years, and a risk free interest rate of 2.75%.

NOTE 6 – SUBSEQUENT EVENTS

In November 2010, the Company issued promissory notes for a total of $18,000 to an unrelated party. The notes are due on August 31, 2011 and bear interest at 4% per annum. The Borrower shall have the option of paying the principal sum to the Company prior to the due date without penalty.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning.  One can identify them by the fact that they do not relate strictly to historical or current facts.  These statements are likely to address our growth strategy, financial results and product and development programs.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements.  These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward looking statement can be guaranteed and actual future results may vary materially.

Information regarding market and industry statistics contained in this Report is included based on information available to us that we believe is accurate.  It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis.  We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.  We do not assume any obligation to update any forward-looking statement.  As a result, investors should not place undue reliance on these forward-looking statements.

Recent Events

We believe that on September 29, 2010, we were a public shell company, as defined by the Securities and Exchange Commission, without material assets or activities. As a result, on October 4, 2010, we filed an amendment to our Quarterly Report on Form 10-Q for the period ended June 30, 2010 in order to indicate that we were a shell company.  On September 29, 2010, we entered into the Exchange Agreement with The Empire Sports & Entertainment, Co., a privately held Nevada corporation, and the shareholders of Empire (the “Empire Shareholders”). Upon closing of the transaction contemplated under the Exchange Agreement (the “Exchange”), the Empire Shareholders transferred all of the issued and outstanding capital stock of Empire to the Company in exchange for shares of common stock of the Company.  Such Exchange caused Empire to become a wholly-owned subsidiary of the Company.  The Exchange is being accounted for as a reverse-merger and recapitalization. Empire is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Exchange will be those of Empire and will be recorded at the historical cost basis of Empire, and the consolidated financial statements after completion of the Exchange will include the assets and liabilities of the Company and Empire, historical operations of Empire and operations of the Company from the closing date of the Exchange.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, the fair values of certain promotional contracts and the assumptions used to calculate fair value of options granted and common stock issued for services.

A summary of significant accounting policies is included in Note 1 to the audited financial statements included for the period from November 30, 2009 (Inception) to December 31, 2009 and notes thereto contained in Form 8-K as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the Company’s operating results and financial condition.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Principles of consolidation

The consolidated condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and our wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

We follow the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-10-S99 “Revenue Recognition Overall – SEC Materials”. We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

We, in accordance with ASC Topic 605-45 “Revenue Recognition – Principal Agent Considerations” report revenues for transactions in which it is the primary obligor on a gross basis and revenues in which it acts as an agent on and earns a fixed percentage of the sale on a net basis, net of related costs. Credits or refunds are recognized when they are determinable and estimable.

We earn revenue primarily from live event ticket sales, sponsorship, advertising, concession fees, promoter fees, television rights fee and pay per view fees for events broadcast on television or cable.

The following policies reflect specific criteria for our various revenue streams:

·
Revenue from ticket sales is recognized when the event occurs. Advance ticket sales and event-related revenues for future events are deferred until earned, which is generally once the events are conducted. The recognition of event-related expenses is matched with the recognition of event-related revenues.

·
Revenue from sponsorship, advertising, television/cable distribution agreements and promoter/service agreements is recognized in accordance with the contract terms, which are generally at the time events occur.

·	Revenue from the sale of products is recognized at the point of sale at the live event concession stands.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The FASB ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Accounts Receivable

We have a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  We examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, generally one to five years.

 Long-Lived Assets

We review for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Results of Operations

Our business began on November 30, 2009.  Accordingly, no comparisons exist for the prior period. We were incorporated in Nevada on February 10, 2010 to succeed to the business of the predecessor company, Golden Empire, LLC (“Golden Empire”), which was formed and commenced operations on November 30, 2009. We assumed all assets, liabilities and certain promotion rights agreements entered into by Golden Empire at carrying value which approximated fair value on February 10, 2010. Golden Empire ceased operations on that date. The results of operations for the period from January 1, 2010 to February 9, 2010 of Golden Empire were not material.

For the Period from February 10, 2010 (Inception) to September 30, 2010

Net Revenues

Revenue from live and televised events, consisting primarily of ticket sales, television rights fee and sponsorship, was $288,584 for the period from February 10, 2010 (Inception) to September 30, 2010.

The following table provides data regarding the source of our net revenues for the period from February 10, 2010 (Inception) to September 30, 2010:
	$	% of Total
Live events – ticket sales and related revenues	$154,195	53%

Television rights fee	101,889	35%

Advertising – sponsorships	32,500	12%

Total	$288,584	100%

For the period from February 10, 2010 (Inception) to September 30, 2010, we recognized revenues from television rights fee and advisory fee from live events of approximately $152,000 from one company that accounted for 53% of our total net revenues.

Operating Expenses

Total operating expenses for the period from February 10, 2010 (Inception) to September 30, 2010 were $1,725,618 and consisted of the following:

Cost of revenues	$144,332
Sales and marketing	117,783
Live events expenses	323,478
Compensation expense and related taxes	428,973
Consulting fees	313,093
General and administrative	397,959

Total	$1,725,618

·
Cost of revenues: Cost of revenues for live event production was $144,332 for the period from February 10, 2010 (Inception) to September 30, 2010. Live event production costs consist principally of fighters’ purses, production cost of live events, venue rental and related expenses. We expect cost of revenues for live events to increase for the remainder of our current fiscal year as we promote more events.

·
Sales and marketing: For the period from February 10, 2010 (Inception) to September 30, 2010, sales and marketing costs were $117,783. Sales and marketing expenses primarily consist of marketing, advertising and promotion expenses directly and indirectly related to live events. Indirect expenses consist of internet and print advertising.

·
Live events expenses: For the period from February 10, 2010 (Inception) to September 30, 2010, live events operations expenses were $323,478. Live events operations expenses consist primarily of wages and consultants’ fees related to day-to-day administration of the Company’s live events, fighter recruiting and signing bonuses.

·
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensations to our employees. For the period from February 10, 2010 (Inception) to September 30, 2010, compensation expense and related taxes were $428,973 and were primarily attributable to contributed services provided by one of our officers valued at $90,000 and stock-based compensation expense of $123,333 which is attributable to stock options granted to our chief executive officer and two directors. Such increase is also due to the hiring of two executive employees and three additional support staff. We anticipate that compensation expense will increase during the remainder of our current fiscal year due to the hiring of additional employees in June 2010.

·
Consulting fees: For the period from February 10, 2010 (Inception) to September 30, 2010, we incurred consulting fees of $313,093 which were primarily attributable with the issuance of our common stock for services rendered to consultants for investor relations and advisory services of $240,000 and stock-based compensation expense of $63,337 which is attributable to stock options granted to four consultants.

·
General and administrative expenses: For the period from February 10, 2010 (Inception) to September 30, 2010, general and administrative expenses were $397,959. For the period from February 10, 2010 (Inception) to September 30, 2010, general and administrative expenses consisted of the following:

Rent	$16,668
Professional fees	114,823
Telephone	8,398
Travel/Entertainment	198,288
Depreciation	4,799
Other general and administrative	54,983
$397,959

Loss from Operations

We reported a loss from operations of $1,437,034 for the period from February 10, 2010 (Inception) to September 30, 2010.

Other Income (Expenses)

Total other income (expense) was ($13,431) for the period from February 10, 2010 (Inception) to September 30, 2010 and is primarily attributable to:

•           $2,761 of interest income on cash for the period from February 10, 2010 (Inception) to September 30, 2010 attributable to our certificates of deposit.
•           $16,192 in interest expense for the period from February 10, 2010 (Inception) to September 30, 2010 in connection with the 5% note payable to a related party.

Net Loss

As a result of these factors, we reported a net loss of $1,450,465 for the period from February 10, 2010 (Inception) to September 30, 2010, which translates to basic and diluted net loss per common share of $0.08.

For the three months ended September 30, 2010

Net Revenues

Revenue from live and televised events, consisting primarily of ticket sales, television rights fee and sponsorship, was $74,000 for the three months ended September 30, 2010.

The following table provides data regarding the source of our net revenues for the three months ended September 30, 2010:
	$	% of Total
Live events – ticket sales and related revenues	$74,000	100%

Total	$74,000	100%

For the three months ended September 30, 2010, we recognized revenues of approximately $50,000 of advisory fee from live events from one company that accounted for 68% of our total net revenues.

 Operating Expenses

Total operating expenses for the three months ended September 30, 2010 were $717,028 and consisted of the following:

Cost of revenues	$9,000
Sales and marketing	8,098
Live events expenses	121,112
Compensation expense and related taxes	308,140
Consulting fees	47,502
General and administrative	223,176

Total	$717,028

·
Cost of revenues: Cost of revenues for live event production was $9,000 for the three months ended September 30, 2010. Live event production costs consist principally of fighters’ purses, production cost of live events, venue rental and related expenses. We expect cost of revenues for live events to increase for the remainder of our current fiscal year as we promote more events.

·
Sales and marketing: For the three months ended September 30, 2010, sales and marketing costs were $8,098. Sales and marketing expenses primarily consist of marketing, advertising and promotion expenses directly and indirectly related to live events. Indirect expenses consist of internet and print advertising.

·
Live events expenses: For the three months ended September 30, 2010, live events operations expenses were $121,112. Live events operations expenses consist primarily of wages and consultants’ fees related to day-to-day administration of the Company’s live events, fighter recruiting and signing bonuses.

·
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensations to our employees. For the three months ended September 30, 2010, compensation expense and related taxes were $308,140 and were primarily due to the hiring of two executive employees and three additional support staff and stock-based compensation expense of $92,500 which is attributable to stock options granted to our chief executive officer and two directors. We anticipate that compensation expense will increase during the remainder of our current fiscal year due to the hiring of additional employees in June 2010.

·
Consulting fees: For the three months ended September 30, 2010, we incurred consulting fees of $47,502 which were primarily attributable to stock-based compensation expense related to stock options granted to four consultants.

·
General and administrative expenses: For the three months ended September 30, 2010, general and administrative expenses were $223,176. For the three months ended September 30, 2010, general and administrative expenses consisted of the following:

Rent	$11,626
Professional fees	98,498
Telephone	4,900
Travel/Entertainment	74,426
Depreciation	2,711
Other general and administrative	31,015
$223,176

Loss from Operations

We reported a loss from operations of $643,028 for the three months ended September 30, 2010.

Other Income (Expenses)

Total other income (expense) was ($13,431) for the period from February 10, 2010 (Inception) to September 30, 2010 and is primarily attributable to:

•           $2,761 of interest income on cash for the period from February 10, 2010 (Inception) to September 30, 2010 attributable to our certificates of deposit.
•           $16,192 in interest expense for the period from February 10, 2010 (Inception) to September 30, 2010 in connection with the 5% note payable to a related party.

Net Loss

As a result of these factors, we reported a net loss of $656,459 for the three months ended September 30, 2010, which translates to basic and diluted net loss per common share of $0.03.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2010, we had a cash balance of $1,449,696 and a working capital of $2,159,865. We have been funding our operations though the sale of our common stock and proceeds from loans payable for operating capital purposes. For the period from February 10, 2010 (Inception) to September 30, 2010, we sold 6,512,000 shares of common stock for net proceeds of $3,690,349.  Our balance sheet at September 30, 2010 reflects a convertible note payable - related party amounting to $198,935, which was to mature on the earlier of (i) on demand by the lender upon thirty (30) days prior written notice to the Company or (ii) the two-year anniversary of the date of this convertible promissory note. This convertible note bears annual interest at 5% and is unsecured.

Our net revenues are not sufficient to fund our operating expenses.  At September 30, 2010, we had a cash balance of $1,449,696 and a working capital of $2,159,865. Between June 2010 and August 2010, Empire conducted private placements pursuant to which it sold an aggregate of 6,512,000 shares of common stock for net proceeds of $3,690,349, which we expect to utilize to fund our operating expenses, pay our obligations, and grow our Company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations after 12 months. We may need to raise significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. We do not anticipate we will be profitable in 2010.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

 Operating activities

Net cash flows used in operating activities for the period from February 10, 2010 (Inception) to September 30, 2010 amounted to $2,692,979 and was primarily attributable to our net losses of $1,450,465, offset by depreciation of $4,799, amortization of promotional advances of $28,632, contributed officer services of $90,000, common stock and stock-based compensations of $438,667 and add-back of total changes in assets and liabilities of $1,804,612. These changes in assets and liabilities is primarily attributable to an increase in restricted cash – current and long-term portion for a total of $1,060,000 and an increase in prepaid expenses and advances and other receivables of $791,060.

Investing activities

Net cash used in investing activities for the period from February 10, 2010 (Inception) to September 30, 2010 was $61,877 and represented an investment in note receivable of $25,000 and the purchase of property and equipment of $36,877.

Financing activities

Net cash flows provided by financing activities was $4,204,552 for the period from February 10, 2010 (Inception) to September 30, 2010. We received net proceeds from sale of common stock of $3,690,349, proceeds from issuance of founders’ shares $1,205, proceeds from loan and note payable of $628,500, advances from a related party of $163,364 and offset by payments on note payable and related party advances of $278,866.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

            The following table summarizes our contractual obligations as of September 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:

Operating lease	$309,805	$16,106	$168,405	$125,294	$-

Note payable – related party	198,935	198,935	-	-	-

Total Contractual Obligations	$508,740	$215,041	$168,405	$125,294	$-

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R)”. This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 did not have a material impact on the results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  ASU No. 2010-06 is effective for our interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the results of operations and financial condition.

    In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans. Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. The new guidance is effective for interim- and annual periods beginning after December 15, 2010. We anticipate that the adoption of these additional disclosures will not have a material effect on our financial position or results of operations

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

               Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarterly period ended September 30, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of September 30, 2010 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period from February 10, 2010 (Inception) to September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

               None.

ITEM 1A. RISK FACTORS.

               Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In September 2010, we issued 20,000 shares of our common stock for accounting services rendered. We valued these common shares at the fair market value on the date of grant at $0.60 per share or $12,000. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(3), which exempts transactions by an issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                 None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

                None.

ITEM 6.                 EXHIBITS

2.1
Share Exchange Agreement dated as of September 29, 2010, by and among The Empire Sports & Entertainment Holdings Co., The Empire Sports & Entertainment, Co. and the shareholders of The Empire Sports & Entertainment Co. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2010)

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2010)
3.2	Amended and Rested Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2010)
10.1**	The Empire Sports & Entertainment Holdings Co. 2010 Equity Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2010)
10.2**	Form of 2010 Incentive Stock Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2010)
10.3**	Form of 2010 Non-Qualified Stock Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2010)
10.4**	Employment Agreement Shelly Finkel (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2010)

10.5
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Incorporated by reference to Exhibit 10.1  (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2010)

10.6	Form of Stock Purchase Agreement, dated as of October 8, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2010)
21	List of Subsidiaries*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herein
 ** Indicates a management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO.

Date: November 12, 2010	By:	/s/ Shelly Finkel
Shelly Finkel
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer
(Principal Financial and Accounting Officer)