Form 10-K
period 2010-12-31
Empire Sports & Entertainment Holdings Co.
filed 2011-03-15
CIK 1432196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to_______

Commission file number 333-171925

The Empire Sports & Entertainment Holdings Co.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0657736 (I.R.S. Employer Identification No.)

110 Greene Street Suite 403 New York, New York (Address of principal executive offices)	10012 (Zip Code)

Registrant’s telephone number, including area code (212) 810-6193

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                           Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                                                                                                                                                     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed fiscal year was $8,439,883.

As of March 11, 2011, there were 22,135,805 shares of Common Stock, par value $0.0001 per share, outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE: NONE

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO.

PART I

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements related to The Empire Sports & Entertainment Holdings Co.’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) The Empire Sports & Entertainment Holdings Co.’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of The Empire Sports & Entertainment Holdings Co.; (ii) The Empire Sports & Entertainment Holdings Co.’s plans and results of operations will be affected by The Empire Sports & Entertainment Holdings Co.’s ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in The Empire Sports & Entertainment Holdings Co.’s filings with the Securities and Exchange Commission (“SEC”).

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report.

Factors that might affect our forward-looking statements include, among other things:

●	overall economic and business conditions;

●	the demand for our goods and services;

●	competitive factors in the industries in which we compete;

●	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

●	the outcome of litigation and governmental proceedings;

●	interest rate fluctuations and other changes in borrowing costs;

●	other capital market conditions, including availability of funding sources;

●	potential impairment of our indefinite-lived intangible assets and/or our long-lived assets; and

●	changes in government regulations.

Item 1. Business.

Overview

We are engaged in the business of live entertainment as a promoter and producer for music and sports.  Our goal is to become a leader in integrated promotion, production, and event management services for a broad variety of live events.  We intend to promote or produce both live music and entertainment shows and sporting events, including professional boxing and mixed martial arts (MMA).  We expect to generate revenue primarily through promoter fees and sharing arrangements with performers and athletes and production of concerts and events.  These revenues are expected to consist primarily of sponsorship, advertising and concession fees, ticket sales (“gate”), televised revenue (Pay-Per-View) and media distribution.

Corporate History

We were incorporated under the laws of the State of Nevada on August 2, 2007 to be a web-based service provider and consulting company. On November 28, 2007, we entered into a license agreement with a third party to use their software on a non-exclusive basis.  We later determined that we were unable to implement the software with clients.  As a result, on December 29, 2009, we entered into a termination agreement.  On September 27, 2010, we amended and restated our Articles of Incorporation in order to, among other things, change our name to The Empire Sports & Entertainment Holdings Co.

Our wholly-owned subsidiary, The Empire Sports & Entertainment, Co. (“Empire”) began operations in 2009.  Certain of our assets were acquired from Golden Empire, LLC (“Golden Empire”), a New Jersey limited liability company and as a result our financial statements and results of operations includes certain information regarding the operations of Golden Empire, although we did not acquire Golden Empire.  In May 2010, Empire entered into a series of assignment and assumption agreements with Golden Empire, pursuant to which Golden Empire assigned all of its rights, title and interest in certain promotion rights agreements with various professional boxers to Empire.

On September 29, 2010, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Empire and the shareholders of Empire. Upon closing of the transaction contemplated under the Exchange Agreement (the “Share Exchange”), the Empire Shareholders transferred all of the issued and outstanding capital stock of Empire in exchange for shares of our common stock.  Such Share Exchange caused Empire to become a wholly-owned subsidiary of the Company.  Following the Share Exchange, we succeeded to the business of Empire as our sole line of business.

At the closing of the Share Exchange, each share of Empire’s common stock issued and outstanding immediately prior to the closing of the Share Exchange was exchanged for the right to receive one share of our common stock. Accordingly, an aggregate of 19,602,000 shares of our common stock were issued to the Empire Shareholders.

Our Business – Entertainment

We are engaged in the business of live entertainment as a promoter and producer for music and sports.  Our goal is to become a leader in integrated promotion, production, venue and event management services for a broad variety of live events.  We intend to promote or produce both live music and entertainment shows and sporting events, including professional boxing and mixed martial arts (MMA).  We expect to generate revenue primarily through promoter fees and sharing arrangements with performers and athletes, production of concerts and events.  These revenues are expected to consist primarily of sponsorship, advertising and concession fees, ticket sales (“gate”), televised revenue (Pay-Per-View), television licensing and media distribution.

As of July 1, 2010, Sheldon Finkel joined Empire as its Chief Executive Officer. Sheldon Finkel has, for over 30 years, been involved with many name brand music entertainers such as The Grateful Dead, The Allman Brothers, The Doors, The Who, Jimi Hendrix, and Cream.  In addition, he was the organizer of the Watkins Glen Summer Jam, which once received the Guinness Book of World Records entry for the largest audience at a pop festival.  Mr. Finkel has been a boxing manager since 1980, representing Mike Tyson, Evander Holyfield and Manny Pacquiao.  On June 13, 2010, Mr. Finkel was inducted into the Boxing Hall of Fame.

We expect to be a supplier of live music, entertainment and athletic events for domestic and foreign venues and to television networks.

Our business will include creation, distribution (domestically and internationally) and maintenance of our media holdings, including a media library of videotaped events and original television programming.

We anticipate our core business will be the promotion and production of live entertainment events, most significantly for concert and other music performances in venues leased and/or operated by us.  As a result of our management’s historical involvement in boxing, our sports promotion has initially had an emphasis on boxing and is currently expanding into mixed martial arts (MMA).

As promoter, we typically would be providing the following services:

•   Book talent or tours in an individual market;
•   Sell tickets and advertise the event to attract ticket buyers;
•   Rent or otherwise provide event venues;
•   Arrange for local production services, such as stage, set, sound; lighting; and
•   Sell event sponsorships.

As producer, we typically would be providing the following services:

•   Develop event content;
•   Hire artistic talent;
•   Schedule performances in select venues;
•   Promote tours; and
•   Sell sponsorships.

Our Business – Sports Promotion

A promoter is in charge of setting up and paying for everything involved and making sure all legal requirements are met. The promoter assumes all financial risk associated with the event, whether paying for the event or securing secondary investors to pay or guarantee the costs.  The promoter may be responsible for costs of recruiting, training, housing and travel as well as everything involved in an event. This can include a multitude of items, from the plastic cups to the chairs for each corner of the boxing ring to the ring itself. In addition, the promoter is also responsible for the referee, the ticket sales, advertising, licenses and making sure the scales used for weigh-in are properly calibrated.

A promoter will often contract out a lot of the details but the promoter is ultimately responsible if anything doesn't meet legal requirements or if any other issues arise.

A promoter is not a manager. The manager's job is to look out for the interests of the athlete. The promoter's job is to look out for the interests of the promoter. Sometimes those interests align with the athlete’s interests, but many times they do not.

Our mission is to endeavor to align our interests more with the athlete than traditional promoters by creating incentives for our success that also benefit the athlete.  This may be through equity ownership, incentives and similar arrangements with athletes who hire us as their promoter.

Since the promoter is assuming all of the financial risk in setting up an event, it means the promoter also expects a large portion of the profit from an event. This is where the promoter's interests traditionally diverge from and become opposed to the athlete’s interests. The promoter and the athlete's manager, for example, negotiate the boxer's "purse" for a fight -- how much money the boxer takes home for stepping in the ring. The boxers' respective purses are a cost involved in setting up the fight, just like supplying an ambulance and food vendors are costs. The larger the boxer's purse, the smaller the profit the promoter takes home. So the promoter's financial interests are best served by minimizing the boxer's purse as much as possible.  We seek to realign interests and reduce those conflicts and align the interests of athletes more with ours, even though the promoter has no actual duty to be fair.

We will utilize our executive’s skills and know-how to market and advertise an event so that it appeals to the broadest possible demographic and to attract the most paying customers.  We will be responsible for the pay-per-view system and obtaining other revenue generating activities.  We intend to seek relationships with athletes of various calibers, for boxing and MMA from developing young amateurs to heavyweight champions, and develop new and innovative strategies that enhance our value while providing an equity interest to the athlete in our company. In this manner, we seek to be the first choice for athletes to associate with in order to obtain a promoter that maintains relationships and is operated by people who know the business of boxing, and other sports which we may in the future enter.

We believe that boxing and MMA are among the world's most popular spectator sports and have broad-based international appeal. Domestically, premium networks, HBO and Showtime, use boxing and MMA as core programming.

Business Growth Strategy

Our growth plans focus on the following strategies:

• •	Expanding our core business, both domestically and internationally; Signing, developing and acquiring new talent that can achieve marquee or star status and become premium cable and PPV attractions;
•	Increasing the sales of media rights, site rights, and sponsorship for existing series;
•	Acquiring other promotional companies in an effort to increase market share;
•	Extending our core brand into related merchandising through licensing arrangements with established merchandisers;
•	Creating and distributing other content;
•	Acquiring video libraries;
•	Developing our presence in other entertainment and sports-driven categories (not related to boxing) in the areas of merchandising consulting services and properties;
• •
Consideration of corporate acquisitions of companies in the sports marketing, management (athletes, entertainers, and television production); and
Rights-generating businesses (other event-driven sport/entertainment products).

Competition

We operate in a highly competitive and fragmented industry.  We may acquire or lease or enter into agreements to operate venues in which our events will take place.  In markets where we will lease or operate a venue, we compete with other venues to serve artists likely to perform in that general location. In markets where we do not operate venues, we compete with other venues for dates for popular national tours. Consequently, touring artists have significant alternatives to our venues in scheduling tours. In addition, in the markets in which we promote musical concerts and events, we face competition from other promoters, as well as from artists that promote their own concerts. We believe that barriers to entry into the promotion services business are low and that local promoters are increasingly expanding the geographic scope of their operations.

The marketing and athlete representation industry is highly competitive.  Competitors include a few large companies that operate in the areas in which we operate, as well as many smaller entities which operate similarly to us.

Professional boxing and mixed martial arts are dominated by a small number of promoters who work with and are known to the leading television networks and venues. There are approximately 10 major boxing promoters in the world, most of which are based in the United States.

Employees

As of March 11, 2011, we had 5 active full-time employees, and 1 contractor.  We are not represented by labor unions. We believe that our relationship with our employees is satisfactory, but there can be no assurances that we will continue to maintain good relations with our employees.

Item 1A.  Risk Factors.
 Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. The risks described below include all material risks faced by the Company. Additional risks not presently known may also impair the Company’s business operations.

Risks Relating to Our Business and Industry

Our business is highly sensitive to public tastes and dependent on our ability to secure popular artists and athletes and other events. Our operations are seasonal and may be affected by declines in general economic confitions. We may be unable to anticipate or respond to changes in consumer preferences, which may result in decreased demand for our services.

Our ability to generate revenue from music and sports operations is highly sensitive to rapidly changing public tastes and dependent on the availability of popular artists, athletes and events. Declines in general economic conditions could result in our fans or potential fans having less discretionary income to spend on our live and televised entertainment and branded merchandise, which could have an adverse effect on our business and/or prospects. Our success depends in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them. Since we rely on unrelated parties to create and perform live content, any unwillingness to tour or lack of availability of popular artists or athletes could limit our ability to generate revenue. In particular, there are a limited number of artists and athletes that can headline a North American or global tour or event who can sell out larger venues, including many of our anticipated amphitheaters. If those key artists do not continue to tour, or athletes are not willing or able to obtain successful matches, or if we are unable to secure the rights to their future tours or matches, then our business would be adversely affected.

In addition, live music is typically booked for music tours from one to four months in advance of the beginning of the tour and often an agreement to pay an artist a fixed guaranteed amount is required prior to our receiving any operating income. Therefore, if the public is not receptive to the tour, or we or a performer cancel the tour, we may incur a loss for the tour depending on the amount of the fixed guarantee or incurred costs relative to any revenue earned, as well as foregone revenue we could have earned at booked venues. We may be able to secure cancellation insurance policies but such policies to cover a portion of our losses if a performer cancels a tour may not be sufficient, we may choose not to procure such policies, and they are subject to deductibles. Furthermore, consumer preferences change, from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our operating results and profitability.

Our financial results and cash needs will vary from quarter to quarter and year to year depending on, among other things, the timing of tours and events, cancellations, capital expenditures, seasonal and other fluctuations in our operating results, the timing of guaranteed payments and receipt of ticket sales, financing activities, acquisitions and investments and receivables management. Because our results will vary significantly from quarter to quarter and year to year, our financial results for one quarter or year cannot necessarily be compared to another quarter or year and may not be indicative of our future financial performance in subsequent quarters or years. Typically, the financial performance for live entertainment is in the first and fourth quarters of the calendar year as outdoor venues are primarily used, and festivals primarily occur, during May through September. In addition, the timing of tours of top grossing acts can impact comparability of quarterly results year over year and potentially annual results.

We have incurred net losses and may experience future net losses.

Our operating results from continuing operations have been adversely affected by, among other things, event profitability and overhead costs. For the period from February 10, 2010 to December 31, 2010, we recorded a net loss of $(2,022,497). We expect to incur net losses for the forseeable future. Many of our competitors who are significantly larger have incurred significant net losses despite their larger scale of operations. We may face reduced demand for our events and other factors that could adversely affect our results of operations in the future. We cannot predict whether we will achieve profitability in future periods or at all.

We may be adversely affected by the current, or any future, general deterioration in economic conditions, which could affect consumer and corporate spending and, therefore, significantly adversely impact our operating results.

A decline in attendance at or reduction in the number of live events may have an adverse effect on our revenue and operating income. In addition, during past economic slowdowns and recessions, many consumers reduced their discretionary spending and advertisers reduced their advertising expenditures. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in ticket sales, sponsorship opportunities and our ability to generate revenue. The risks associated with our businesses may become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at live events.

Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, fuel prices, interest and tax rates and inflation which can significantly impact our operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact our operating results. These factors can affect attendance at our events, premium seat sales, sponsorship, advertising and hospitality spending, concession and souvenir sales, as well as the changes in our industry. Negative factors such as challenging economic conditions, public concerns over terrorism and security incidents, particularly when combined, can impact corporate and consumer spending, and one negative factor can impact our results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic conditions, or by any further or future deterioration in economic conditions, thereby possibly impacting our operating results and growth.

Loss of our management and other personnel could result in the loss of key events and negatively impact our business.

The event business is uniquely dependent upon personal relationships, as promoters and executives within the company leverage their existing network of relationships with artists, athletes, agents and managers in order to secure the rights to the live tours and events which are critical to our success. Due to the importance of those industry contacts to our business, the loss of any of our officers or other key personnel could adversely affect our operations.

Our future success depends, to a significant extent, on the continued services of our senior management, particularly Sheldon Finkel, our Chief Executive Officer. Moreover, we do not have key-man insurance on Mr. Finkel. We also rely heavily on the services of Gregory D. Cohen, our President and Chief Operating Officer.  The loss of Mr. Finkel or Mr. Cohen or certain other employees, would have a material and adverse effect on our business. Competition for talented personnel throughout our industry is intense and we may be unable to retain our current key employees or attract, integrate or retain other highly qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected.

We face intense competition in live music and entertainment, ticketing and artist/athlete services industries, and we may not be able to maintain or increase our current revenue, which could adversely affect our financial performance.

The industry in which we compete is a rapidly evolving, highly competitive and fragmented.  We expect competition to intensify in the future. There can be no assurance that we will be able to compete effectively.  We believe that the main competitive factors in the sports, entertainment and media industries include personal and professional relationships, trust and access to capital in order to develop a roster of talent and media relationships that provide returns on the Company’s investments.   Many of our competitors are established, profitable and have strong attributes in many, most or all of these areas. They may be able to leverage their existing relationships to offer alternative products or services at more attractive pricing or with better organizational or financial support. Other companies may also enter our markets with better athletes, greater financial and human resources and/or greater brand recognition. Competitors may continue to evolve and improve or expand current offerings and introduce new talent. We may be perceived as relatively too small, untested or possessing a poor track record inasmuch as  similar business models developed in the past have failed to produce successful performance or returns to investors to succeed, which may be hurtful to our success relative to the competition. To be competitive, we will have to invest significant resources in business development, advertising and marketing.  We may also have to rely on strategic partnerships for critical branding and relationship leverage, which partnerships may or may not be available or sufficient. There are no assurances that we will have sufficient resources to make these investments or that we will be able to make the advances necessary to be competitive. Increased competition may result in price inflation for talent, reduced gross margins from our media and other relationships and loss of market share. Failure to compete successfully against current or future competitors could have a material adverse effect on the Company’s business, operating results and financial condition.

We compete in the live music and sports industries and within these industries we compete with venues to book performers, athletes and events, and, in the markets in which we promote concerts and events, we face competition from other promoters and venue operators. Our competitors compete with us for key employees who have relationships with popular artists and athletes that have a history of being able to book such artists for concerts and tours or athletes for fights or other events. These competitors have already and may continue to engage in extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists and athletes. Our competitors have already developed many of the elements that are important to our success, as we are a newcomer in the industry, and they may continue to develop services, advertising options or venues that are equal or superior to those we utilize or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share.

We compete in the ticketing industry and the intense competition that we face in the ticketing industry could cause the volume of our ticketing services to decline, which since we are a new company, is immaterial at present. There can be no assurance that we will be able to compete successfully in the future with existing or potential competitors or that competition will not have an adverse effect on our business and financial condition. We may face direct competition in the live music industry with our prospective or current primary ticketing clients, who primarily include live event content providers (such as owners or operators of live event venues) and face similar competition in the sporting event industry. This direct competition with our prospective or current primary ticketing clients could result in a decline in the number of clients we may obtain and a decline in the volume of our ticketing services business, which could adversely affect our business and financial condition, although at the present, our ticketing services business revenue is immaterial.

Other variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenue, the number of sponsors, event attendance, ticket prices or profit margins include:

•
an increased level of competition for advertising dollars, which may lead to lower sponsorships as we attempt to retain advertisers or which may cause us to lose advertisers to our competitors offering better programs that we are unable or unwilling to match;

•	unfavorable fluctuations in operating costs, including increased guarantees to performers and athletes, which we may be unwilling or unable to pass through to our customers via ticket prices;
•	our competitors may offer more favorable terms than we do in order to obtain agreements for new venues or to obtain events for the venues they operate;
•
technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive entertainment alternatives than we currently offer, which may lead to reduction in attendance at live events, a loss of ticket sales or to lower ticket prices;

•	other entertainment options available to our audiences that we do not offer;
•	unfavorable changes in labor conditions which may require us to spend more to retain and attract key employees; and
•
unfavorable shifts in population and other demographics which may cause us to lose audiences as people migrate to markets where we have a smaller presence, or which may cause sponsors to be unwilling to pay for sponsorship and advertising opportunities if the general population shifts into a less desirable age or geographical demographic from an advertising perspective.

We believe that barriers to entry into the live music and into the sports promotion business are low and that local promoters and others are increasingly expanding the geographic scope of their operations.

The speculative nature of the industry may result in our inability to develop performers or athletes that receive sufficient market acceptance for us to be successful.

Certain segments of the entertainment industry are highly speculative and historically have involved a substantial degree of risk. If we are unable to produce products or services that receive sufficient market acceptance we may not generate sufficient revenues to maintain our operations and our business will be unsuccessful.

We may not be able to successfully implement our business model which is subject to inherent uncertainties.

Our business is predicated on our ability to attract athletes and artists, advertisers and persons willing to pay subscriptions in order to view our events in the appropriate medium.  We cannot assure that there will be a large enough audience for our programs or that prospective fans or participants will agree to pay the prices that we propose to charge.  In the event our customers resist paying the prices we set for our programs, our business, financial condition, and results of operations will be materially and adversely affected.

We must respond to and capitalize on rapid changes in consumer behavior resulting from new technologies and distribute programs and media content in order to become and remain competitive and exploit new opportunities.

Technology in the entertainment and sports arenas is changing rapidly and Internet and mobile viewership is still relatively new and untested. We must adapt to advances in technologies, distribution outlets and content transfer and storage (legally or illegally) to ensure that our programs remain desirable and widely available to our audiences while protecting our intellectual property interests. The ability to anticipate and take advantage of new and future sources of revenue from these technological developments will affect our ability to continue to increase our revenue and expand our business. If we cannot ensure that our content is responsive to the lifestyles of our target audiences and capitalize on technological advances, our revenues will decline which may cause us to curtail operations or be unable to take advantage of opportunities.

The success of ticketing operations depends, in part, on the integrity of systems and infrastructures. System interruption and the lack of integration and redundancy in these systems and infrastructures may have an adverse impact on our business, financial condition and results of operations.

The success of ticketing depends, in part, on the ability to maintain the integrity of systems and infrastructures, both ours and third-parties, including websites, information and related systems, call centers and distribution and fulfillment facilities. System interruption and the lack of integration and redundancy in the information systems and infrastructures of ticketing operations may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We and our ticketing partners may experience occasional system interruptions that make some or all systems or data unavailable or prevent us from efficiently providing services or fulfilling orders. We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in the systems and infrastructures of our business, our affiliates and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair the ability of our business to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services, fulfilling orders and/or processing transactions. We do not have backup systems for certain aspects of our operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial condition and results of operations.

The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

In the processing of consumer transactions, we may receive, transmit and store a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information are governed by the respective privacy and data security policies maintained by our business. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

We may also become exposed to potential liabilities as a result of differing views on the privacy of the consumer and other user data collected by our business. The failure of us and/or the various third-party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of our business, discourage potential users from trying the products and services that we offer and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect our business, financial condition and results of operations.

Poor weather may adversely affect attendance at our events, which could negatively impact our financial performance from period to period.

We expect to promote many outdoor events. Weather conditions surrounding these events affect sales of tickets, concessions and merchandise, among other things. Poor weather conditions can have a material effect on our results of operations particularly because we expect to promote a finite number of events. Due to weather conditions, we may be required to reschedule an event to another available day or a different venue, which would increase our costs for the event and could negatively impact the attendance at the event, as well as food, beverage and merchandise sales. Poor weather can affect current periods as well as successive events in future periods. If we are unable to reschedule events due to poor weather, we may be forced to refund the ticket revenue for those events.

We may be adversely affected by the occurrence of extraordinary events.

The occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents, natural disasters or similar events, may substantially decrease the use of and demand for our services and the attendance at events, which may decrease our revenue or expose us to substantial liability. The terrorism and security incidents in the past, military actions in foreign locations, and periodic elevated terrorism alerts can be expected to negatively impact us, including public concerns regarding air travel, military actions and additional national or local catastrophic incidents, causing a nationwide disruption of commercial and leisure activities.

Following past extraordinary events, some performers and athletes refused to travel or book tours or events, which if it were to occur to our performers or athletes, could adversely affect our business. The occurrence or threat of future terrorist attacks, military actions by the United States, contagious disease outbreaks, natural disasters such as earthquakes and severe floods or similar events cannot be predicted, and their occurrence can be expected to negatively affect the economies of the United States and other foreign countries where we expect to do business.

Costs associated with, and our ability to obtain adequate insurance could adversely affect our profitability and financial condition.

Heightened concerns and challenges regarding property, casualty, liability, business interruption and other insurance coverage have resulted from terrorist and related security incidents, as to which there is enhanced risk related to live events. As a result, we may experience increased difficulty obtaining high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. We may have a material investment in property and equipment that may be located at venues, which are generally located near major cities and which hold events typically attended by a large number of fans.

These operational, geographical and situational factors, among others, may result in significant increases in insurance premium costs and difficulties obtaining sufficiently high policy limits with deductibles that we believe to be reasonable. We cannot assure that future increases in insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly impacting our operating results and growth.

In addition, we enter into various agreements with artists and athletes from time to time, including long-term artist rights arrangements. The profitability of those arrangements depends upon those artists’ willingness and ability to continue performing, and we may not be able to obtain sufficient insurance coverage at reasonable costs to adequately protect us against the death, disability or other failure to continue engaging in revenue-generating activities under those agreements.

We cannot guarantee that our insurance policy coverage limits, including insurance coverage for property, casualty, liability, artists and business interruption losses and acts of terrorism, would be adequate under the circumstances should one or multiple events occur at or near any of our events, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. We cannot guarantee that adequate coverage limits will be available, offered at reasonable costs, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more venues could have a material adverse effect on our financial position and future results of operations if asset damage and/or company liability were to exceed insurance coverage limits or if an insurer were unable to sufficiently or fully pay our related claims or damages.

There is the risk of personal injuries and accidents in connection with events, which could subject us to personal injury or other claims and increase our expenses, as well as reduce attendance at events, causing a decrease in our revenue.

There are inherent risks involved with producing live events. As a result, personal injuries and accidents have, and may, occur from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with our live events at any venue or venues that we rent could also result in claims, reducing operating income or reducing attendance at our events, causing a decrease in our revenue. While we may maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment there can be no assurance that such insurance will be adequate at all times and in all circumstances.

We are subject to extensive governmental regulation, and our failure to comply with these regulations could adversely affect our business, results of operations and financial condition.

Our live music operations are subject to federal, state and local laws, both domestically and internationally, governing matters such as construction, renovation and operation, as well as:

•	licensing, permitting and zoning, including noise ordinances;
•	human health, safety and sanitation requirements;
•	requirements with respect to the service of food and alcoholic beverages;
•	working conditions, labor, minimum wage and hour, citizenship and employment laws;
•	compliance with the ADA and the DDA;
•	sales and other taxes and withholding of taxes;
•	privacy laws and protection of personally identifiable information;
•	historic landmark rules; and
•	environmental protection laws.

We cannot predict the extent to which any future laws or regulations will impact our operations. The regulations relating to food service in venues are many and complex. Although we generally contract with a third-party vendor for these services, we cannot assure that we or our third-party vendors are in compliance with all applicable laws and regulations at all times or that we or our third-party vendors will be able to comply with any future laws and regulations or that we will not be held liable for violations by third-party vendors. Furthermore, additional or amended regulations in this area may significantly increase the cost of compliance.

Alcoholic beverages will be served at many of venues during live events and must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as an individual who is intoxicated or a minor. If we violate dram shop laws, we may be liable to third parties for the acts of the customer. Although we generally hire outside vendors to provide these services at venues and regularly sponsor training programs designed to minimize the likelihood of such a situation, we cannot guarantee that intoxicated or minor customers will not be served or that liability for their acts will not be imposed on us. We cannot assure that additional regulation in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the states in which we serve alcoholic beverages.

From time to time, governmental bodies have proposed legislation that could have an effect on our business. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol.

We and the venues are subject to extensive environmental laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the hours of operations of the venues. Additionally, certain laws and regulations could provide strict, joint and several responsibility for the remediation of hazardous substance contamination at facilities or at third-party waste disposal sites, which could hold us responsible for any personal or property damage related to any contamination.

We depend upon unionized labor for the provision of some services and any work stoppages or labor disturbances could disrupt our business.

The stagehands at some venues and other employees are subject to collective bargaining agreements. Union agreements regularly expire and require negotiation.  Whether or not our employees become subject to collective bargaining agreements or employees of third parties are subject to collective bargaining agreements, our operations may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating collective bargaining agreements. In addition, our business operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize. A work stoppage at one or more venues or at our promoted events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that a potential work stoppage will have.

We are dependent upon venues, and if we are unable to secure access to venues on acceptable terms, or at all, our results of operations could be adversely affected.

We require access to venues to generate revenue. We expect to operate in a number of venues under various agreements which include leases with third parties or equity or booking agreements, which are agreements where we contract to book events at a venue for a specific period of time. Our long-term success will depend in part on the availability of venues, our ability to lease venues and our ability to enter into booking agreements. As many of these agreements are with third parties over whom we have little or no control, we may be unable to renew agreements or enter into new agreements on acceptable terms or at all, and may be unable to obtain favorable agreements with venues. Our ability to renew agreements or obtain new agreements on favorable terms depends on a number of other factors, many of which are also beyond our control, such as national and local business conditions and competition from other promoters. If the cost of renewing agreements is too high or the terms of any new agreement with a new venue are unacceptable or incompatible with our existing operations, we may decide to forego these opportunities. There can be no assurance that we will be able to renew agreements on acceptable terms or at all, or that we will be able to obtain attractive agreements with substitute venues, which could have a material adverse effect on our results of operations.

Costs associated with capital improvements could adversely affect our profitability and liquidity.

Although we do not currently own any venues, growth or maintenance of our revenue may come to depend on consistent investment. Therefore, we may need to anticipate making capital improvements in venues to meet long-term demand, entertainment value and revenue. We may have a number of capital projects underway simultaneously. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements at venues, including:

•	availability of financing on favorable terms;
•	unforeseen changes in design;
•	increases in the cost of construction materials and labor;
•	additional land acquisition costs;
•	fluctuations in foreign exchange rates;
•	litigation, accidents or natural disasters affecting the construction site;
•	national or regional economic changes;
•	environmental or hazardous conditions; and
•	undetected soil or land conditions.
The amount of capital expenditures can vary significantly. In addition, actual costs could vary materially from our estimates if the factors listed above and our assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to governmental permitting processes which, if changed, could materially affect the ultimate cost.

Our revenues depend in part on the promotional success of our marketing campaigns, and there can be no assurance that such advertising, promotional and other marketing campaigns will be successful or will generate revenue or profits.

We plan to spend significant amounts on advertising, promotional and other marketing campaigns for events and other business activities. Such marketing activities include, among others, promotion of ticket sales, premium seat sales, hospitality and other services for events and venues and may include advertising associated with souvenir merchandise and apparel.  There can be no assurance that our advertising, promotional and other marketing campaigns will be successful or will generate revenue or profits.

Promotion requires significant up front outlays that may not be capable of being recouped.

We intend to invest heavily in development and marketing which will require a significant expenditure of funds for rehearsal, practice, and for athletes, training, housing, and promotion.  As a result, there can be no assurance that such investments will yield the anticipated returns.

Changes in technology may reduce the demand for the products or services traditionally associated with sports and entertainment programs and promotion.

Online digital media may present a challenge to our expected sources of revenue from pay per view and other media relations.  Cable, satellite and broadcast television are substantially affected by rapid and significant changes in technology, including the increasing use and access to the Internet for media and entertainment, and the increasing use and access to technologies that may defeat copyright protections, reducing our income. These changes may reduce the demand for certain existing services and technologies used in these industries or render them obsolete. We cannot assure you that the technologies used by or relied upon or produced by our business  While many attempt to adapt and apply the services provided by the target business to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful or produce revenue. If we are unable to respond quickly to changes in technology our business could fail.

A decline in media or advertising expenditures could cause our revenues and operating results to decline significantly in any given period or in specific markets.

We anticipate deriving a portion of our revenues from the sale of media content which is dependent on advertising. A decline in advertising expenditures generally or in specific markets could significantly adversely affect our revenues and operating results in any given period. Declines can be caused by the economic conditions and sentiment, prospects of advertisers or the economy in general could alter current or prospective media consumer or advertisers’ spending priorities. Disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in media advertising expenditures as a result of economic uncertainty. Our advertising revenues may also be adversely affected by changes in audience traffic, which advertisers rely upon in making decisions to purchase advertising. A decrease in our media or in advertising revenues will adversely impact our results of operations.

If we are unable to obtain additional funding, our business operations will be harmed and if we do obtain additional financing, our then existing shareholders may suffer substantial dilution.

There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness or that we will not default on our debt obligations, jeopardizing our business viability.  Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. I We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for less than 12 months. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We may incur liabilities that we might be unable to repay in the future.

We may incur liabilities with affiliated or unaffiliated lenders.  These liabilities would represent fixed costs which would be required to be paid regardless of the level of our business or profitability.  There is no assurance that we will be able to pay all of our liabilities.  Furthermore, we are always subject to the risk of litigation from customers, suppliers, employees, and others because of the nature of our business, including but not limited to consumer lawsuits.  Litigation can cause us to incur substantial expenses and, if cases are lost, judgments, and awards can add to our costs. An increase in our costs may cause us to increase the prices at which we charge our customers which may lead to our customers to seek alternatives to our products. In such event, our revenues will decrease and we may be forced to curtail our operations.

We may incur unanticipated cost overruns which may significantly affect our operations.

We may incur substantial cost overruns in the acquisition, development and enhancement of our talent.  Management is not obligated to contribute capital to us.  Unanticipated costs may force us to obtain additional capital or financing from other sources if we are unable to obtain the additional funds necessary to implement our business plan. There is no assurance that we will be able to obtain sufficient capital to implement our business plan successfully.  If a greater investment is required in the business, the probability of earning a profit or a return of the stockholders’ investment will be diminished.

Because our operating results are difficult to predict, our operating results may fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock may fall significantly. Factors that affect our quarterly and annual operating results include, among other things, the following:

•	our ability to establish and strengthen brand awareness;
•	our success in promoting our performers and events;
•	the amount and timing of costs relating to our marketing efforts or other initiatives;
•	our ability to enter into favorable contracts with entertainers, athletes and venues, content distributors, developers, and other parties;
•	acquisition-related costs;
•	our ability to compete in a highly competitive market; and
•	economic trends specifically affecting the entertainment and sports business, as well as general economic conditions in the markets we serve.

If we do not manage our growth efficiently, we may not be able to operate our business effectively.

We expect to expand our operations and we will seek additional financing to fund such expansion. If we expand our operations, we may strain our management, operations, systems and financial resources. To manage our future growth, we must improve and effectively utilize our existing operational, management, marketing and financial systems, successfully recruit, hire and manage personnel and maintain close coordination among our performers, and athletes, technical, finance, marketing, sales and production staffs. We may need to hire additional personnel in all areas of our business during 2011. In addition, we may also need to improve our accounting systems, internal control procedures, and computer software and hardware systems in order to operate our business more effectively and manage our expansion. We also will need to manage an increasing number of complex relationships with performers and athletes, strategic partners, advertisers and other third parties. Our failure to effectively manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we anticipate.

Many of our agreements may be short-term and we face the risk of losing relationships to competitors with greater resources.

We believe that our future success depends in large part upon our ability to maintain our existing relationships. Our agreements that are for a fixed term have the option for a party electing whether or not to renew their contracts upon expiration. If we become unable to provide valuable services, or if we otherwise fail to maintain good relations or are in breach of our agreements, our performers or athletes may elect to terminate or fail to renew their agreements with us.  In addition, if we cannot provide adequate incentives to remain with us, our efforts to sign new performer or athletes may be impaired. Furthermore, historically, when performers or athletes have achieved substantial commercial success they have sought to renegotiate the terms of their agreements. This may adversely affect our future profitability.

We may not be able to identify and retain talent in the future which would likely lead to a decline in the appeal of our events.

Our success depends, in large part, upon our ability to recruit and retain entertainers and athletic talent. There can be no assurance that we will be able to continue to identify and retain such talent in the future. Additionally, we cannot assure you that we will be able to retain our current talent when their contracts expire. Our failure to attract and retain key talent, or a serious or untimely injury to, or the death of, any of our key talent, would likely lead to a decline in the appeal of our events, which would adversely affect our ability to generate revenues. In order for us to sign new performers and athletes, our principal existing or prospective performers and athletes must remain with us and sustain their success and popularity. Our business would be adversely affected by:

•	our inability to recruit new performers and athletes with commercial promise and to enter into production and promotional agreements with them;
•	the loss of talent and/or popularity of our existing performers and athletes;
•	increased competition to maintain relationships with existing performers and athletes;
•	non-renewals of current agreements with existing performers and athletes; and
•	poor performance or negative publicity of existing performers and athletes.

We may be unsuccessful in our future acquisition endeavors, if any, which may have an adverse effect on our business. Our compliance with antitrust, competition and other regulations may limit our operations and future acquisitions.

Our future growth depends in part on our selective acquisition of additional businesses. We may be unable to identify other suitable targets for further acquisition or make further acquisitions at favorable prices. Our current strategic objectives include not only further developing and enhancing our existing business, but also entering into new or complementary businesses, such as the creation of new forms of entertainment and brands, the development of new programming and the development of branded, location-based entertainment businesses. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms and requisite government approvals. Acquisitions involve risks, including those associated with:

•	integrating the operations, financial reporting, technologies and personnel of acquired companies;
•	managing geographically dispersed operations;
•	the diversion of management’s attention from other business concerns;
•	the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; and
•	the potential loss of key employees, customers and strategic partners of acquired companies.

Unless we develop a strong brand identity, our business may not continue to grow and our financial results may suffer.

We believe that historical growth and brand recognition are important factors not only in persuading performers and athletes to choose us as their promoter, but also in our ability to effectively utilize the dominant marketing resources in the entertainment and sports industry (television, radio, Internet, public relations, trade publications, etc.). We believe that continuing to strengthen our brand will be critical to attracting performers and athletes. However, brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incur in building our brand.

Our sports entertainment offerings may not be commercially successful.

We expect a significant amount of our revenue to come from the production and distribution of our events and programs, as well as the use of our events in televised programs. The success of these offerings depends primarily upon their acceptance by the public, which is difficult to predict. The commercial success of an event or program depends on the quality and acceptance of competing offerings released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure-time activities, general economic conditions and other tangible and intangible factors, all of which can change quickly. Because we expect the popularity of our offerings to be a significant factor driving the growth of our company, our failure to produce events and programs with broad consumer appeal could materially harm our business and prospects for growth.

Our failure to continue to create popular events and programs would likely lead to a decline in our ability to generate revenues.

The creation, marketing and distribution of our live and televised entertainment, including pay-per-view events, are the core of our business and are critical to our ability to generate revenues. Our failure to continue to create popular live events and televised programming would likely lead to a decline in our television ratings and attendance at our live events. Such a decline would adversely affect our ability to generate revenues.

We compete for attendance, broadcast audiences and advertising revenue. If we fail to compete successfully, our business may suffer due to lost viewers, venues, distribution channels and performers.

We compete for entertainment and advertising dollars with professional and college sports and with other entertainment and leisure activities. We face competition from professional and college baseball, basketball, hockey and/or football, among other activities, in most cities in which we hold live events. We also compete for attendance, broadcast audiences and advertising revenue with a wide range of alternative entertainment and leisure activities.

This competition could result in a significant loss of viewers, venues, distribution channels or performers and fewer entertainment and advertising dollars spent on our form of sports entertainment, any of which could have a material adverse effect on our revenues, profits, results of operations, financial condition and future prospects.

We may be liable to third parties for certain license rights and other content that we produce and distribute.

We may be liable to third parties for certain license rights and other content that we produce and distribute. We attempt to minimize these types of liabilities by requiring representations and warranties relating to our ownership of and rights to use and distribute such material. However, alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management's attention away from our business.

We rely on intellectual and other property rights. If any of our intellectual properties infringe on the proprietary rights of third parties, we may be subject to costly litigation which will have a negative impact on our business.

We regard the protection of our copyrights, trademarks and service marks as critical to our future success, and, in particular, to our ability to create and exploit boxing-related content. We rely on federal and international copyright and trademark statutes, as well as contractual restrictions, to establish and protect our intellectual property and other proprietary rights in products and services. However, there can be no assurance that these contractual arrangements or the other steps taken by us to protect our intellectual property and proprietary rights will prove sufficient to prevent misappropriation of them, or to deter independent third-party development of similar rights which may infer upon ours. We plan to pursue the registration of its trademarks, service marks and copyrights in the United States and internationally to the extent feasible, however, effective trademark and copyright protection may not be economically viable, and even if it is, we may not have the financial capacity in the future to protect, enforce and defend our rights against competitors with greater resources.

It is possible that in the future, we may license some of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we will attempt to ensure that the quality of our brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of our proprietary rights or reputation, which could have a materially adverse effect on our revenues, profits, results of operations, financial condition and future prospects.

To date, we have not been notified that our intellectual properties infringe on the proprietary rights of any third party, but there can be no assurance that third parties will not claim infringement by us with respect to the past, current or future use of these assets. Any such claim, whether meritorious or not, could be time-consuming, result in costly legal proceedings and/or settlement arrangements, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to us, or at all. As a result, any such claim can have a materially adverse effect upon our revenues, profits, results of operations, financial condition and future prospects.

We rely on certain licenses to operate. In the event that we fail to comply with the regulations of a particular jurisdiction, we may be prohibited from promoting and conducting our live events in that jurisdiction.

In various states in the United States and some foreign countries, athletic commissions and other applicable regulatory agencies require us to obtain promoters licenses, performers’ licenses, medical licenses and/or event permits in order for us to promote and conduct our live events. In the event that we fail to comply with the regulations of a particular jurisdiction, we may be prohibited from promoting and conducting our live events in that jurisdiction. The inability to present our live events over an extended period of time or in a number of jurisdictions would lead to a decline in the various revenue streams generated from our live events, which could have an adverse effect on our profits, results of operations, financial condition and future prospects.

We acquired certain rights and agreements of Golden Empire. In the event that a dispute involving Golden Empire asserted that we were a successor in interest to Golden Empire we could face potential successor liability type claims.

Certain of our assets, including promotional contracts, were acquired from Golden Empire.  Golden Empire is owned by our President and Chief Operating Officer.  In the event that a dispute involving Golden Empire asserted that we were a successor in interest to Golden Empire we could face potential successor liability type claims and potential liability for acts or actions of Golden Empire.

Risks Relating to Our Organization and Common Stock

Our principal stockholders, officers and directors own a substantial interest in our voting stock and investors will have limited voice in our management.

Our principal stockholders, officers and directors, in the aggregate, beneficially own in excess of approximately 36% of our outstanding common stock.

As a result of their ownership and positions, our principal stockholders, directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Investor Relations Activities, Nominal “Float” and Supply and Demand Factors May Affect the Price of our Stock.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for our Company.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  We may directly provide, or others may provide, compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning our Company.  We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by us or from publicly available information.  We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods and as a result the dissemination of inaccurate or misleading information may require us to comment or issue a corrective announcement.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.  In addition to public relations costs, we may issue shares of restricted stock, and budget cash compensation to consultants and advisors for these activities, and such amounts may be increased in the future.  In addition, investors in our Company may be willing, from time to time, to encourage investor awareness through similar activities, including payment of cash or stock compensation.  Investor awareness activities may also be suspended or discontinued which may impact the trading market in our Common Stock.  During January 2011, the Company raised $600,000 from four investors, including Barry Honig, our Co-Chairman of the Board or Directors. The funds are required to be held in escrow and may be released only in order to assist the Company in paying third party expenses, which may include activities related to broadening the Company’s shareholder base through shareholder awareness campaigns and other activities, as described above.

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of improper activities may exist, such as rapid share price increases or decreases.  As a small public company with a public market established through a a reverse merger, it is likely our activities, and our shareholders’ activities, will be subjected to enhanced regulatory scrutiny due regulatory skepticism and potential bias against this manner of becoming publicly traded.  These factors, as well as because of the small number of holders who initially own the registered shares of our Common Stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold (which markets have historically been associated by regulatory bodies with improper activities concerning penny-stocks, such as the OTC Bulletin Board (“OTCBB”)or the OTCQB Marketplace (Pink OTC), may lead to regulatory and investor perceptions that are unfavorable.

During 2010 Empire conducted a private placement (the “Offering”) which, following acquisition by our Company, resulted in 6,512,000 shares of our Common Stock being issued to purchasers in the Offering.  Until such time as the Empire shares sold in the Offering are registered or available for resale under Rule 144, there will continue to be a small number and percentage of our shares (2,513,800) held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions, that will constitute the entire available trading market.

The United States Supreme Court has stated that manipulative action is a “term of art” connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators and the courts with forces that upset the supply and demand factors that would normally determine trading prices.  As described above, a small number and percentage of our outstanding common stock will initially be available for trading, held by a small number of individuals or entities.  Accordingly, the supply of our common stock for resale will be extremely limited for an indeterminate amount of time (for example, under Rule 144 promulgated under the Securities Act until one year following the date of this Report if we are considered a “shell” and prior to such time, our shares issued to Empire shareholders may not be able to be sold absent a registration statement under the Securities Act), which could result in higher bids, asks/offers or sales prices than would otherwise exist.  Securities regulators have often cited thinly-traded markets, small numbers of holders, and investor awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases.  There can be no assurance that our activities or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of the stock.  Further, this is an evolving area of the law and regulators may adopt new or different interpretations of the foregoing factors which could impact the market for our shares in various respects.

As a result of the Share Exchange, Empire became a subsidiary of ours and since we are subject to the reporting requirements of federal securities laws, this can be expensive and may divert resources from other projects, thus impairing our ability grow.

As a result of the Share Exchange, Empire became a subsidiary of ours and, accordingly, is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if Empire had remained privately held and did not consummate the Share Exchange.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  We will need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.  We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these rules and regulations to increase our compliance costs in 2011 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Because our sole officer devotes only a portion of his business time to us, conflicts of interests may arise with respect to his other activities which could materially and adversely affect our Company.

Adam Wasserman, our Chief Financial Officer, does not work for us exclusively. Therefore, it is possible that a conflict of interest with regard to Mr. Wasserman may arise based on Mr. Wasserman’s other employment.  Mr. Wasserman devotes approximately 20 hours per week to Company matters, compared to approximately 20 hours Mr. Wasserman devotes to other companies.  We have not adopted any policies or procedures for the review and approval of any transactions that cause a conflict of interest.

Because we became public by a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger.”  Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any offerings on behalf of our post-Share Exchange company.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•
limited “public float” following the Share Exchange, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	economic and other external factors;
•	period-to-period fluctuations in our financial results; and
•	inability to develop or acquire new or needed technology.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid cash dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our Board of Directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently a very limited trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value.   There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things.  We will take certain steps including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile.  Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

We anticipate having our common stock continue to be quoted for trading on the OTC Bulletin Board, however, we cannot be sure that such quotations will continue.  As soon as is practicable, we anticipate applying for listing of our common stock on either the NYSE Amex, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange.  We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Exercise of options may have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any options, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of March 11, 2011, we had reserved options to purchase 2,850,000 shares of our common stock at an exercise price of $0.60 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Item 1B. Unresolved Staff Comments

    None

Item 2. Properties.

The Company shared its office space, consisting of approximately 1,500 square feet, pursuant to an informal sublease on a month to month basis with a formerly affiliated company for which our President, Gregory D. Cohen, served as a director until January 2011. For the period from February 10, 2010 (inception) to December 31, 2010, the Company was reimbursed a portion of the leasehold improvements cost of $2,700, a portion of the security deposit of $8,500, and rent of $12,117 from such formerly affiliated company.  The lease requires the Company to pay a monthly base rent of $5,129 plus a pro rata share of operating expenses. The base rent is subject to annual increases beginning on April 1, 2011 as defined in the lease agreement. The Company paid rent of $35,584 for the period from February 10, 2010 (inception) to December 31, 2010. In March 2010, we signed a five year lese agreement for office space which will expire in March 2015.

Item 3. Legal Proceedings.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. Except as described below, we are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

On January 24, 2011, Shannon Briggs filed suit against Gregory D. Cohen, Sheldon Finkel, Barry Honig, The Empire Sports & Entertainment Co., and The Empire Sports & Entertainment Holdings Co. in the Supreme Court of the State of County of New York (Case No. 100 938/11). The plaintiff was a heavyweight boxer who had entered into a promotional agreement with the Company. The plaintiff brought the suit against the defendants for breach of fiduciary duties, for unjust enrichment, for conversion and for  breach of contract. The suit did not specify the amount of damages being sought. The Company disputes the plaintiff’s allegations.  The Company filed a monon to discuss the achon on February 10, 2011.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol EXCX.OB since June 23, 2009. Prior to August 20, 2009, there was no active market for our common stock. Trading of our common stock commenced on August 20, 2009. As of March 11, 2011, there were 119 holders of record of our common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Year Ended December 31, 2010	High	Low
1st Quarter Ended March 31, 2010	$0.32	$0.22
2nd Quarter Ended June 30, 2010	$0.32	$0.32
3rd Quarter Ended September 30, 2010	$0.58	0.32
4th Quarter Ended December 31, 2010	$2.00	0.58

Year Ended December 31, 2011	High	Low
1st Quarter Ended March 31, 2011 (through March 11, 2011)	$1.75	$0.60

The last reported sales price of our common stock on the OTC Bulletin Board on March 8, 2011 was $1.45 per share.

Dividend Policy

We have not declared nor paid any cash dividend on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers significant.

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” contained in Item 1A of this report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Recent Events

 The Empire Sports & Entertainment Holdings Co. (the “Company”), formerly Excel Global, Inc. (the “Shell”), was incorporated under the laws of the State of Nevada on August 2, 2007. We operated as a web-based service provider and consulting company.  In September 2010, we changed our name to The Empire Sports & Entertainment Holdings Co.

On September 29, 2010, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with The Empire Sports & Entertainment, Co., a privately held Nevada corporation incorporated on February 10, 2010 (“Empire”), and the shareholders of Empire (the “Empire Shareholders”). Upon closing of the transaction contemplated under the Exchange Agreement (the “Exchange”), the Empire Shareholders transferred all of the issued and outstanding capital stock of Empire to the Company in exchange for shares of common stock of the Company.  Such Exchange caused Empire to become a wholly-owned subsidiary of the Company.

At the closing of the Exchange, each share of Empire’s common stock issued and outstanding immediately prior to the closing of the Exchange was exchanged for the right to receive one share of the Company’s common stock. Accordingly, an aggregate of 19,622,000 shares of the Company’s common stock were issued to the Empire Shareholders. Additionally, pursuant to the Agreement of Conveyance, Transfer of Assets and Assumption of Obligations (the “Conveyance Agreement”), the Company’s former officers and directors cancelled 17,596,603 of the Company’s common stock they owned. Such shares were administratively cancelled subsequent to the Exchange pursuant to the Conveyance Agreement (see below). After giving effect to the cancellation of shares, we had a total of 2,513,805 shares of common stock outstanding immediately prior to Closing. After the Closing, we had a total of 22,115,805 shares of common stock outstanding, with the Empire Shareholders owning 89% of the total issued and outstanding shares of the Company's common stock.

On October 8, 2010, we administratively entered into a series of agreements with the purpose of transferring certain of the residual assets and liabilities which were owned by the shell with which the we did a reverse merger on September 29, 2010. These agreements were effectively consummated on the date of reverse merger. The agreements transferred certain assets and liabilities in connection with a website business to the former shareholders of the Shell in exchange for 17,596,603 shares of the Company's common stock.  We believe that the fair value of the shares received for those assets and liabilities was not material. The shares were cancelled immediately upon receipt.

Prior to the Exchange, we were a shell company with no business operations.

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

      We earn revenue primarily from live event ticket sales, participation guarantee fees, sponsorship, advertising, concession fees, promoter and advisory services fees, television rights fee and pay per view fees for events broadcast on television or cable.

      The following policies reflect specific criteria for our various revenue streams:

·
Revenue from ticket sales is recognized when the event occurs. Advance ticket sales and event-related revenues for future events are deferred until earned, which is generally once the events are conducted. The recognition of event-related expenses is matched with the recognition of event-related revenues.

·
Revenue from participation guarantee fees, sponsorship, advertising, television/cable distribution agreements, promoter and advisory service agreements is recognized in accordance with the contract terms, which are generally at the time events occur.

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

Accounts Receivable

     We have a policy of reserving for questionable accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable.  We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.

Advances, participation guarantees and other receivables

Advances receivable represent cash paid in advance to athletes for their training. We have the right to offset the advances against the amount payable to such athletes for their future sporting events. The amounts advanced under such arrangements are short-term in nature. Promotional advances represents signing bonuses paid to athletes upon signing the promotional agreements with the Company. Promotional advances are amortized over the terms of the promotional agreements, generally from three to four years. Also included in this caption were a receivable for a participation guarantee, a receivable for a refundable advance and other receivables at December 31, 2010.

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

              In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans. Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. The new guidance is effective for interim and annual periods beginning after December 15, 2010. Management anticipates that the adoption of these additional disclosures will not have a material effect on the Company’s financial position or results of operations.

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

For the period from November 30, 2009 (Inception) to December 31, 2009 - Golden Empire, LLC

Net Revenues

We have not generated revenues during the period from November 30, 2009 (Inception) to December 31, 2009.

Operating Expenses

Total operating expenses for the period from November 30, 2009 (Inception) to December 31, 2009 were $53,051 and consisted of the following:

Live events expenses	$2,000
Sales and marketing	7,800
General and administrative	43,251

Total	$53,051

•
Live events expenses: For the period from November 30, 2009 (Inception) to December 31, 2009, live events operations expenses were $2,000. Live events operations expenses consist primarily of wages and consultants’ fees related to day-to-day administration of the Company’s live events, fighter recruiting and signing bonuses.

•
Sales and marketing: For the period from November 30, 2009 (Inception) to December 31, 2009, sales and marketing costs were $7,800. Sales and marketing expenses primarily consist of marketing, advertising and promotion expenses directly and indirectly related to live events. Indirect expenses consist of Internet and print advertising.

•
General and administrative expenses: For the period from November 30, 2009 (Inception) to December 31, 2009, general and administrative expenses were $43,251. General and administrative expenses include consulting, travel expense, office expense, supplies, telephone and communications expenses, and other expenses. In addition, this also includes compensation expense of $22,500 which was primarily attributable to contributed services provided by one of our officers valued at $22,500.

 Loss from Operations

We reported a loss from operations of $53,051 for the period from November 30, 2009 (Inception) to December 31, 2009.

Net Loss

As a result of these factors, we reported a net loss of $53,051 for the period from November 30, 2009 (Inception) to December 31, 2009.

Golden Empire ceased operations on February 9, 2010. The results of operations for the period from January 1, 2010 to February 9, 2010 of Golden Empire were not material.

For the Period from February 10, 2010 (Inception) to December 31, 2010

Net Revenues

Revenues from live and televised events, consisting primarily of ticket sales, television rights fee and sponsorship, was $906,639 for the period from February 10, 2010 (Inception) to December 31, 2010.

The following table provides data regarding the source of our net revenues for the period from February 10, 2010 (Inception) to December 31, 2010:
	$	% of Total
Live events – ticket sales and related revenues	$772,250	85%

Television rights fee	101,889	11%

Advertising – sponsorships	32,500	4%

Total	$906,639	100%

For the period from February 10, 2010 (Inception) to December 31, 2010, we recognized revenues from television rights fee and advisory fee from live events of approximately $740,000 from three customers that accounted for 82% of our total net revenues.

 Operating Expenses

Total operating expenses for the period from February 10, 2010 (Inception) to December 31, 2010 were $2,918,416 and consisted of the following:

Cost of revenues	$444,648
Sales and marketing	139,130
Live events expenses	503,346
Compensation expense and related taxes	782,348
Consulting fees	359,760
General and administrative	689,184

Total	$2,918,416

•
Cost of revenues: Cost of revenues for live event production was $444,648 for the period from February 10, 2010 (Inception) to December 31, 2010. Live event production costs consist principally of fighters’ purses, production cost of live events, venue rental and related expenses. We expect cost of revenues for live events to increase for the next fiscal year as we promote more events.

•
Sales and marketing: For the period from February 10, 2010 (Inception) to December 31, 2010, sales and marketing costs were $139,130. Sales and marketing expenses primarily consist of marketing, advertising and promotion expenses directly and indirectly related to live events. Indirect expenses consist of internet and print advertising.

•
Live events expenses: For the period from February 10, 2010 (Inception) to December 31, 2010, live events operations expenses were $503,346. Live events operations expenses consist primarily of wages and consultants’ fees related to day-to-day administration of the Company’s live events, fighter recruiting, signing bonuses and training expenses.

•
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensation to our employees. For the period from February 10, 2010 (Inception) to December 31, 2010, compensation expense and related taxes were $782,348 and were primarily attributable to contributed services provided by one of our officers valued at $90,000 and stock-based compensation expense of $228,333 which is attributable to stock options granted to our chief executive officer, executive vice president, and two directors. Such increase is also due to the hiring of three executive employees and three additional support staff. We anticipate that compensation levels will remain the same for the next fiscal year

•
Consulting fees: For the period from February 10, 2010 (Inception) to December 31, 2010, we incurred consulting fees of $359,760 which were primarily attributable with the issuance of our common stock for services rendered to consultants for investor relations and advisory services of $240,000 and stock-based compensation expense of $107,500 which is attributable to stock options granted to four consultants.

•
General and administrative expenses: For the period from February 10, 2010 (Inception) to December 31, 2010, general and administrative expenses were $689,184. For the period from February 10, 2010 (Inception) to December 31, 2010, general and administrative expenses consisted of the following:

Rent	$35,584
Bad debt expenses	70,500
Professional fees	154,033
Telephone	17,506
Travel/Entertainment	282,392
Depreciation	8,928
Other general and administrative	120,241
$689,184

Loss from Operations

We reported a loss from operations of $2,011,777 for the period from February 10, 2010 (Inception) to December 31, 2010.

Other Income (Expenses)

Total other income (expense) was ($10,720) for the period from February 10, 2010 (Inception) to December 31, 2010 and is primarily attributable to:

•           $8,241 of interest income on cash for the period from February 10, 2010 (Inception) to December 31, 2010 attributable to our certificates of deposit.
•           $18,961 in interest expense for the period from February 10, 2010 (Inception) to December 31, 2010 in connection with the 5% note payable to a related party and fees for the letter of credit arrangements.

Net Loss

As a result of these factors, we reported a net loss of $2,022,497 for the period from February 10, 2010 (Inception) to December 31, 2010, which translates to basic and diluted net loss per common share of $0.11.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2010, we had a cash balance of $509,550 and working capital of $2,055,157. We have been funding our operations though the sale of our common stock and proceeds from loans payable for operating capital purposes. For the period from February 10, 2010 (Inception) to December 31, 2010, we sold 6,512,000 shares of common stock for net proceeds of $3,690,349.  During fiscal 2010, we issued a 5% convertible note payable to a related party amounting to $298,935, which was to mature on the earlier of (i) on demand by the lender upon thirty (30) days prior written notice to the Company or (ii) the two-year anniversary of the date of this convertible promissory note. In December 2010, we paid the remaining balance of this convertible note.

Our net revenues are not sufficient to fund our operating expenses.  At December 31, 2010, we had a cash balance of $509,550 and a working capital of $2,055,157. Between June 2010 and August 2010, Empire conducted private placements pursuant to which it sold an aggregate of 6,512,000 shares of common stock for net proceeds of $3,690,349, which we expect to utilize to fund our operating expenses, pay our obligations, and grow our Company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than our current working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations after 12 months. We may need to raise significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. We do not anticipate we will be profitable in 2011.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

                On February 1, 2011, we raised $600,000 in consideration for the issuance of convertible promissory notes from four investors, including our Co-Chairman of the Board of Directors. The convertible promissory notes bear interest at 5% per annum and are convertible into shares of our common stock at a fixed rate of $1.00 per share. The convertible promissory notes are due on February 1, 2012. In connection with these convertible promissory notes, the Company issued 600,000 shares of our common stock. The funds are required to be held in escrow and may be released only in order to assist in paying third party expenses, which may include activities related to broadening our shareholder base through shareholder awareness campaigns and other activities.

As described further in Note 8 –Subsequent Events to our consolidated financial statements, in February 2011, we entered into a Credit Facility Agreement with two lenders, whereby one of the lenders is our Co-Chairman of the Board of Directors. The credit facility consist of a loan pursuant to which $4.5 million can be borrowed on a senior secured basis but which amount may be increased by up to $1.0 million at the sole and absolute discretion of lenders. The loan shall be used exclusively to fund the costs and expenses of certain music and sporting events (the “Event”) upon the prior written approval of the amount, terms and conditions of each Event cost or expense sought to be paid, by lenders. The loan Facility will mature on January 31, 2012 and may be extended from time to time in lenders’ sole and absolute discretion.

 Operating activities

Net cash flows used in operating activities for the period from February 10, 2010 (Inception) to December 31, 2010 amounted to $3,330,075 and was primarily attributable to our net losses of $2,022,497, offset by depreciation of $8,928, bad debts of $70,500, amortization of promotional advances of $37,275, contributed officer services of $90,000, common stock and stock-based compensations of $587,833 and add-back of total changes in assets and liabilities of $2,102,114. These changes in assets and liabilities is primarily attributable to an increase in restricted cash – current and long-term portion for a total of $1,060,000,  an increase  in accounts receivable of $324,490, an increase in prepaid expenses of $143,106, and advances, participation guarantees, and other receivables of $637,338.

Net cash flows used in operating activities for the period from November 30, 2009 (Inception) to December 31, 2009 for Golden Empire, LLC amounted to $45,937 and was primarily attributable to our net loss of $53,051, offset by contributed officer services of $22,500 and add-back of total changes in assets and liabilities of $15,386.

Investing activities

Net cash used in investing activities for the period from February 10, 2010 (Inception) to December 31, 2010 was $165,996 and represented an investment in notes and loan receivable of $123,544 and the purchase of property and equipment of $42,452.

Financing activities

Net cash flows provided by financing activities were $4,005,621 for the period from February 10, 2010 (Inception) to December 31, 2010. We received net proceeds from sale of common stock of $3,690,349, proceeds from issuance of founders’ shares $1,209, proceeds from loan and note payable of $628,500, advances from a related party of $163,364 and offset by payments on note payable and related party advances of $477,801.

Net cash flows provided by financing activities for Golden Empire, LLC were $45,937 for the period from November 30, 2009 (Inception) to December 31, 2009. We received net proceeds from loan payable and advances from a related party of $30,435 and $15,502, respectively.

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

            The following table summarizes our contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:

Production agreement	$198,000	$-	$198,000	$-	$-

Operating lease	280,248	62,904	200,061	17,283	-

Total Contractual Obligations	$478,248	$62,904	$398,061	$17,283	$-

Proposed Joint Venture

In December 2010, we entered into a non-binding joint venture term sheet whereby it outlines the material terms and conditions of a proposed joint venture to be entered into between us and Concerts International, Inc. (“CII”). Under the terms of this non-binding joint venture term sheet, the parties will form an entity to operate an annual country music festival. Based on the term sheet, we shall own 66.67% and CII shall own 33.33% of the issued and outstanding shares of the proposed joint venture company. The joint venture/ shareholder agreement (the “Shareholder Agreement”) will set the terms and capital structure of the joint venture. We will also advance amounts necessary to fund the operations of the joint venture company whereby we are entitled to a return of 10% on all advances. In addition, the proposed joint venture company shall enter into a management service agreement with CII and a management fee of $100,000 shall be paid to CII each year such country music festival event is produced. The management fee will be paid in eight equal monthly installments of $12,500 and will cover the salaries of the manager and general office overhead. Currently, both parties are still in the process of negotiations and such proposed joint venture agreement has not been executed. While under negotiations, in February 2011, a new entity was formed and organized in preparation and in connection with the proposed joint venture.

Production Agreement

In November 2010, we entered into a letter agreement with a sports network programming company, whereby we will supply 12 fully produced and broadcast episodes of boxing matches each month beginning January 2011. We will pay the sports network programming company distribution fees of $16,500 per episode for a total of $198,000. We are currently renegotiating this agreement.

Promotional Agreements

We have entered into certain promotional agreements with various athletes who are professional boxers. Such athletes granted exclusive rights to us to promote them and all of their professional boxing contests to be engaged during the term of their respective promotional agreements. The athletes are guaranteed minimum purse amounts for each fight based on the success of their bouts as defined in the promotional agreement.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

           Not applicable.

Item 8. Financial Statements and Supplementary Data.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Empire Sports & Entertainment Holdings Co.

We have audited the accompanying consolidated balance sheet of The Empire Sports & Entertainment Holdings Co. and Subsidiary as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from February 10, 2010 (Inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Empire Sports & Entertainment Holdings Co. and Subsidiary as of December 31, 2010, and their results of operations and cash flows for the period from February 10, 2010 (Inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP
Jericho, New York
March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Golden Empire, LLC

We have audited the accompanying balance sheet of Golden Empire, LLC (A Limited Liability Company) as of December 31, 2009, and the related statements of operations, changes in members’ deficit and cash flows for the period from November 30, 2009 (Inception) to December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

              In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Empire, LLC as of December 31, 2009, and its results of operations and cash flows for the period from November 30, 2009 (Inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP
Jericho, New York
October 5, 2010

THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		Predecessor
	December 31,	December 31,
	2010	2009
		(see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$509,550	$-
Restricted cash - current portion	560,000	-
Accounts receivable, net	293,990	-
Notes and loan receivable	123,544	-
Advances, participation guarantees, and other receivables, net	526,296	15,386
Prepaid expenses	143,106	-

Total Current Assets	2,156,486	15,386

OTHER ASSETS:
Restricted cash - long-term portion	500,000	-
Property and equipment, net	33,524	-
Advances - net of current portion	49,153	-
Deposits	38,509	-

Total Other Assets - Net	621,186	-

Total Assets	$2,777,672	$15,386

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$101,329	$-
Loan payable - related party	-	30,435
Due to related party	-	15,502

Total Liabilities	101,329	45,937

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock ($.0001 Par Value; 50,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common stock ($.0001 Par Value; 500,000,000 Shares Authorized;
22,135,805 and none shares issued and outstanding as of
December 31, 2010 and 2009, respectively)	2,213	-
Additional paid-in capital	4,749,678	22,500
Accumulated deficit	(2,075,548)	(53,051)

Total Stockholders' Equity (Deficit)	2,676,343	(30,551)

Total Liabilities and Stockholders' Equity (Deficit)	$2,777,672	$15,386

See accompanying notes to consolidated financial statements.

THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

		Predecessor
	For the Period from	For the Period from
	February 10, 2010 (Inception)	November 30, 2009 (Inception)
	to December 31, 2010	to December 31, 2009
		(see Note 1)

Net revenues	$906,639	$-

Operating expenses:
Cost of revenues	444,648	-
Sales and marketing expenses	139,130	7,800
Live events expenses	503,346	2,000
Compensation and related taxes	782,348	22,500
Consulting fees	359,760	-
General and administrative expenses	689,184	20,751

Total operating expenses	2,918,416	53,051

Loss from operations	(2,011,777)	(53,051)

Interest expense and other financial costs,
net of interest income of $8,241	(10,720)	-

Net loss	$(2,022,497)	$(53,051)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.11)	$-

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	18,708,047	-

See accompanying notes to consolidated financial statements.

GOLDEN EMPIRE, LLC
STATEMENT OF CHANGES IN MEMBERS' DEFICIT
FOR THE PERIOD FROM NOVEMBER 30, 2009 (INCEPTION) TO DECEMBER 31, 2009
(see Note 1)
Predecessor

			Total
	Members'	Accumulated	Members'
	Interest	Deficit	Deficit

Balance, November 30, 2009 (Inception)	$-	$-	$-

Members' contribution	22,500	-	22,500

Net loss	-	(53,051)	(53,051)

Balance, December 31, 2009	$22,500	$(53,051)	$(30,551)

See accompanying notes to consolidated financial statements.

THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM FEBRUARY 10, 2010 (INCEPTION) TO DECEMBER 31, 2010

	Common Stock				Total
	$0.0001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, February 10, 2010 (Inception)	-	$-	$-	$-	$-

Contribution of capital and net assets	-	-	22,500	(53,051)	(30,551)

Common stock issued to founders	12,090,000	1,209	-	-	1,209

Issuance of common stock for cash	6,512,000	651	3,689,698	-	3,690,349

Issuance of common stock in satisfaction of loans payable	600,000	60	359,940	-	360,000

Issuance of common stock for services	420,000	42	251,958	-	252,000

Contributed officer services	-	-	90,000	-	90,000

Stock-based compensation in connection with options granted	-	-	335,833	-	335,833

Recapitalization of Company including stock dividend	2,513,805	251	(251)	-	-

Net loss	-	-	-	(2,022,497)	(2,022,497)

Balance, December 31, 2010	22,135,805	$2,213	$4,749,678	$(2,075,548)	$2,676,343

See accompanying notes to consolidated financial statements.

THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO. AND SUSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Predecessor
	For the Period from	For the Period from
	February 10, 2010 (Inception)	November 30, 2009 (Inception)
	to December 31, 2010	to December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:		(see Note 1)
Net loss	$(2,022,497)	$(53,051)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	8,928	-
Bad debts	70,500	-
Amortization of promotional advances	37,275	-
Contributed officer services	90,000	22,500
Common stock issued for services	252,000	-
Stock-based compensation	335,833	-
Changes in operating assets and liabilities:
Restricted cash - current portion	(560,000)	-
Accounts receivable	(324,490)	-
Advances, participation guarantees, and other receivables, net	(637,338)	(15,386)
Prepaid expenses	(143,106)	-
Other assets	(38,509)	-
Restricted cash - long-term portion	(500,000)	-
Accounts payable and accrued expenses	101,329	-

NET CASH USED IN OPERATING ACTIVITIES	(3,330,075)	(45,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on notes and loan receivable	(123,544)	-
Purchase of property and equipment	(42,452)	-

NET CASH USED IN INVESTING ACTIVITIES	(165,996)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock to founders	1,209	-
Proceeds from sale of common stock, net of issuance cost	3,690,349	-
Proceeds from loan payable	160,000	-
Proceeds from loan payable - related party	-	30,435
Proceeds from note payable - related party	468,500	-
Principal repayments on note payable	(298,935)	-
Payments on related party advances	(178,866)	-
Proceeds from related party advances	163,364	15,502

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,005,621	45,937

NET INCREASE IN CASH AND CASH EQUIVALENTS	509,550	-

CASH AND CASH EQUIVALENTS- beginning of period	-	-

CASH AND CASH EQUIVALENTS- end of period	$509,550	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,065	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of loans payable	$360,000	$-

Carrying value of assumed assets, liabilities and certain promotion
rights agreement contributed from Golden Empire, LLC	$(30,551)	$-

See accompanying notes to consolidated financial statements.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 29, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with The Empire Sports & Entertainment, Co., a privately held Nevada corporation incorporated on February 10, 2010 (“Empire”), and the shareholders of Empire (the “Empire Shareholders”). Upon closing of the transaction contemplated under the Exchange Agreement (the “Exchange”), the Empire Shareholders transferred all of the issued and outstanding capital stock of Empire to the Company in exchange for shares of common stock of the Company.  Such Exchange caused Empire to become a wholly-owned subsidiary of the Company.

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

On October 8, 2010, the Company administratively entered into a series of agreements with the purpose of transferring certain of the residual assets and liabilities which were owned by the shell with which the Company did a reverse merger on September 29, 2010. These agreements were effectively consummated on the date of reverse merger. The agreements transferred certain assets and liabilities in connection with a website business to the former shareholders of the Shell in exchange for 17,596,603 shares of the Company's common stock.  Management believes that the fair value of the shares received for those assets and liabilities was not material. The shares were cancelled immediately upon receipt.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Empire was incorporated in Nevada on February 10, 2010 to succeed to the business of its predecessor company, Golden Empire, LLC (“Golden Empire”), which was formed and commenced operations on November 30, 2009. The audited consolidated balance sheet presented as of December 31, 2009, represents the accounts of Golden Empire as the predecessor entity (the “Predecessor”). Empire is principally engaged in the production and promotion of music and sporting events. The Company assumed all assets, liabilities and certain promotion rights agreements entered into by Golden Empire at carrying value of ($30,551) which approximated fair value on February 10, 2010. Golden Empire ceased operations on that date. The results of operations for the period from January 1, 2010 to February 9, 2010 of Golden Empire were not material. The services performed by the President of Golden Empire are presented as “Contributed Officer Services” in the Company’s Statement of Stockholders’ Equity because from January 1st 2010 on, the officer performed services solely for Empire. As a result of the Exchange, Empire became a wholly-owned subsidiary of the Company and the Company succeeded to the business of Empire as its sole line of business.

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to,  allowance for bad debts, the useful life of property and equipment, the fair values of certain promotional contracts and the assumptions used to calculate fair value of options granted and common stock issued for services.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the period from February 10, 2010 (inception) to December 31, 2010, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

Fair value measurements are applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consists of assets, liabilities and certain promotion rights agreement assumed by the Company from Golden Empire. The valuation of the assumed assets, liabilities and certain promotion rights agreements are classified as a Level 3 measurement, because it was based on significant unobservable inputs and involved management judgment and assumptions. Significant unobservable inputs include future cash flows to be generated from these promotion rights agreements and the terms of the related party liabilities such as the rate and repayment terms. In determining the fair value of the assumed assets, liabilities and certain promotion rights agreements, the Company determined that the carrying amount for such assets and liabilities (including promotion rights agreements) approximates fair value.

The following tables present the assets and liabilities that are measured and recognized at fair value on a nonrecurring basis classified under the appropriate level of the fair value hierarchy as of the date of transfer on February 10, 2010:

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

Restricted cash

The Company considers cash that is held as a compensating balance for letter of credit arrangements and cash held in escrow as restricted cash. At December 31, 2010, restricted cash current and long-term portion was $560,000 and $500,000, respectively, and was held primarily in certificates of deposit to be used as security in accordance with the terms of the employment agreements with the Company’s Chief Executive Officer and Executive Vice President.  The Letter of Credit may be reduced after six months, and after each six month period thereafter, in increments of $250,000. Restricted cash long-term portion represents the amount that may be reduced after 1 year.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

The Company has a policy of reserving for accounts receivable based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At December 31, 2010, management determined that an allowance is necessary which amounted to $30,500. The Company recorded bad debt expense of $30,500 for the period from February 10, 2010 (inception) to December 31, 2010.

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

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the period from February 10, 2010 (inception) to December 31, 2010.

Income taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (formerly SFAS No. 109). Under ASC Topic 740, deferred tax assets are recognized for future deductible temporary differences and for tax net operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax asset if, based upon the available evidence, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Fin 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was codified into ASC Topic 740, which provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company may, from time to time, be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. The Company’s federal tax returns for 2009 are still open. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the statements of operations as other general and administrative costs.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

In accordance with ASC Topic 605-45 “Revenue Recognition – Principal Agent Considerations”, the Company reports revenues for transactions in which it is the primary obligor on a gross basis and revenues in which it acts as an agent on and earns a fixed percentage of the sale on a net basis, net of related costs. Credits or refunds are recognized when they are determinable and estimable.

The Company earns revenue primarily from live event ticket sales, participation guarantee fees, sponsorship, advertising, concession fees, promoter and advisory services fees, television rights fee and pay per view fees for events broadcast on television or cable.

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

•
Revenue from participation guarantee fee, sponsorship, advertising, television/cable distribution agreements, promoter and advisory service agreements is recognized in accordance with the contract terms, which are generally at the time events occur.

•	Revenue from the sale of products is recognized at the point of sale at the live event concession stands.

	$	% of Total
Live events – ticket sales and related revenues	$772,250	85%

Television rights fee	101,889	11%

Advertising – sponsorships	32,500	4%

Total	$906,639	100%

Cost of revenue and prepaid expenses

Costs related to live events are recognized when the event occurs. Event costs paid prior to an event are capitalized to prepaid expenses and then charged to expense at the time of the event. Cost of other revenue streams are recognized at the time the related revenues are realized. Prepaid expenses of $143,106 at December 31, 2010 consist primarily of costs paid for future events which will occur within a year. Prepaid expenses also include prepayments of insurance and other administrative expenses which are being amortized over the terms of the agreements.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For the period from February 10, 2010 (inception) to December 31, 2010, three customers accounted for 82% of net revenues. At December 31, 2010, two customers accounted for 95% of accounts receivable.

Advances, participation guarantees and other receivables

Advances receivable represent cash paid in advance to athletes for their training. The Company has the right to offset the advances against the amount payable to such athletes for their future sporting events. The amounts advanced under such arrangements are short-term in nature which totaled $13,250 as of December 31, 2010. Promotional advances represents signing bonuses paid to athletes upon signing the promotional agreements with the Company. Promotional advances are amortized over the terms of the promotional agreements, generally from three to four years. As of December 31, 2010, promotional advances - current and long-term portion amounted to $34,572 and $49,153, respectively, and are included in the accompanying consolidated balance sheet under advances, participation guarantees, and other receivables. For the period from February 10, 2010 (inception) to December 31, 2010, amortization of these promotional advances amounted to $37,275 which has been included in live events expenses on the accompanying consolidated statement of operations. Also included in this caption were receivables for participation guarantees of $255,000 (net of allowance), a receivable for a refundable advance of $205,000 and other receivables of $18,474 at December 31, 2010. Additionally, at December 31, 2010, management determined that an allowance is necessary which amounted to $40,000. The Company recorded bad debt expense of $40,000 for the period from February 10, 2010 (inception) to December 31, 2010.

Advertising

Advertising is expensed as incurred and is included in sales and marketing expenses on the accompanying consolidated statement of operations.  For the period from February 10, 2010 (inception) to December 31, 2010, advertising expense totaled $41,003. Such expenses for the period from November 30, 2009 (Inception) to December 31, 2009 totaled $7,800.

Net loss per common share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of December 31, 2010, there were 2,850,000 stock options which could potentially dilute future earnings per share.

The following table sets forth the computation of basic and diluted loss per share:
For the Period from February 10, 2010 to December 31, 2010
Numerator:
Net loss	$(2,022,497)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	18,708,047

Denominator for dilutive loss per share
(adjusted weighted-average)	18,708,047

Basic and diluted loss per share	$(0.11)

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

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
In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans. Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. The new guidance is effective for interim and annual periods beginning after December 15, 2010. Management anticipates that the adoption of these additional disclosures will not have a material effect on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 –NOTES AND LOAN RECEIVABLE

On June 28, 2010, the Company issued a demand promissory note of $25,000 to an unrelated party. The note is due on demand and bears interest at 6% per annum. The Borrower shall have the option of paying the principal sum to the Company in advance in full or in part at any time without premium or penalty. Accrued interest receivable on this note receivable amounted to $750 as of December 31, 2010 and is included in other receivables.

On December 10, 2010, the Company issued a demand promissory note of $15,000 to one of its athletes. The note is due on demand and non-interest bearing. However unpaid principal after the lender’s demand shall accrue interest at 5% per annum until paid.

In November 2010, the Company issued promissory notes for a total of $18,000 to an unrelated party. The notes are due on August 31, 2011 and bear interest at 4% per annum. The Borrower shall have the option of paying the principal sum to the Company prior to the due date without penalty. The Company also loaned $65,544 to this borrower. Such loan is due on demand and bears interest at 10% per annum. Accrued interest receivable on these notes and loan receivable amounted to $144 as of December 31, 2010 and is included in other receivables.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	December 31, 2010
Furniture and fixtures	5 years	$14,057
Office and computer equipments	5 years	21,145
Leasehold improvements	5 years	7,250
		42,452
Less: accumulated depreciation		(8,928)
		$33,524

For the period from February 10, 2010 (inception) to December 31, 2010, depreciation expense amounted to $8,928.

NOTE 4 – RELATED PARTY TRANSACTIONS

Note payable - related party

Between December 2009 and June 2010, one of the Company’s Directors provided loans of $498,935 to the Company. For the period from December 2009 to June 30, 2010, these loans were noninterest bearing and were due on demand. On June 30, 2010, the Company issued 333,333 shares of its common stock valued at $0.60 in payment of $200,000 of such loans and issued an unsecured demand promissory note in the amount of $298,935 for the balance of the obligation. This promissory note shall accrue interest at the annual rate of five percent (5%) and shall be payable on the earlier of (i) on demand by the lender upon thirty (30) days prior written notice to the Company or (ii) the two-year anniversary of the date of this promissory note (the “Maturity Date”). On September 1, 2010, the Company made a payment of $100,000 towards this promissory note. In September 2010, the Company issued a demand convertible promissory note (the “convertible promissory note”) for the balance of this promissory note and such prior note is deemed canceled and null and void. This convertible promissory note shall accrue interest at the annual rate of five percent (5%) and shall be payable on the earlier of (i) on demand by the lender upon thirty (30) days prior written notice to the Company or (ii) the

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

two-year anniversary of the date of this promissory note (the “Maturity Date”). This convertible promissory note including interest shall be convertible into shares of the Company’s common stock at a fixed conversion price per share equal to $0.60 at the option of the lender. The Company evaluated whether the convertible note was considered to have an embedded beneficial conversion feature and has concluded that there is no beneficial conversion feature since the fixed conversion price of $0.60 is equal to the fair value of the Company’s common stock based on recent sales of the Company’s common stock in a private placement.  In December 2010, the Company paid the remaining balance of this convertible note. Accrued interest on this convertible note payable amounted to $4,771 as of December 31, 2010 and is included in accrued expenses.

The President of the Company, from time to time, provided advances to the Company for operating expenses. During 2010 the President provided advances of $163,364 to the Company which was paid off in 2010. These advances are short-term in nature and non-interest bearing. At December 31, 2010, the Company had no amounts owing to this officer from such related party loans.

Office rent

The Company shared its office space pursuant to an informal sublease on a month to month basis with a formerly affiliated company for which the Company’s President served as a director until January 2011. For the period from February 10, 2010 (inception) to December 31, 2010, the Company was reimbursed a portion of the leasehold improvements cost of $2,700, a portion of the security deposit of $8,508, and rent of $12,117 from such affiliated company.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

On February 10, 2010, the Company granted an aggregate of 12,090,000 restricted shares of common stock to the founders of the Company pursuant to common stock subscription agreements. The Company received gross proceeds of $1,209 and a subscription receivable of $4 from such issuance of shares of the Company's common stock. The Company valued these common shares at par value.

Between December 2009 and 2010, one of the Company’s Directors provided loans of $498,935. On June 30, 2010, the Company issued 333,333 shares in connection with the conversion of $200,000 of this loan payable. The fair value of such shares issued amounted to $200,000 or $0.60 per share based on recent sales of the Company’s common stock in a private placement.

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

In June 2010, the Company issued an aggregate of 400,000 shares of the Company’s common stock to four persons for consulting services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.60 per share or $240,000 based on the recent sales of the Company’s common stock in a private placement which has been recognized as consulting expense for the period from February 10, 2010 (inception) to December 31, 2010.

Between June 2010 and August 2010, the Company issued 6,512,000 shares of common stock at $0.60 per share pursuant to a private placement which generated net proceeds of approximately $3,690,000. In connection with these private placements, the Company paid in cash private placement commissions of approximately $163,350, legal fees of $50,000 and related private placements fees of $3,470.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

As a result of the Exchange transactions as further described in Note 1, the Company issued a net of 2,513,805 shares after giving effect to the share cancellation.

In September 2010, the Company issued 20,000 shares of the Company’s common stock in connection with accounting services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.60 per share or $12,000 based on the recent sales of the Company’s common stock in a private placement which has been recognized as professional expense for the period from February 10, 2010 (inception) to December 31, 2010.

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

On June 1, 2010, the Company granted an aggregate of 1,850,000 10-year options to purchase shares of common stock at $0.60 per share which vests at the end of three years to three officers of the Company. The 1,850,000 options were valued on the grant date at $0.60 per option or a total of $1,110,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.60 per share (based on recent sales of the Company’s common stock in a private placement), volatility of 209% (estimated using volatilities of similar companies), expected term of 6.5 years, and a risk free interest rate of 3.29%. For the period from February 10, 2010 (inception) to December 31, 2010, the Company recorded stock-based compensation expense of $215,833. At December 31, 2010, there was $894,167 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the 2010 Plan.

On June 1, 2010, the Company granted an aggregate of 950,000 10-year options to purchase shares of common stock at $0.60 per share which vests at the end of three years to four consultants of the Company. The Company marked to market these options at December 31, 2010 using the fair market value of the stock on that date which was the same as the grant date fair market value. The Black-Scholes option pricing model used for this valuation had the following assumptions: stock price of $0.60 per share, volatility of 204%, expected term of ten years, and a risk free interest rate of 3.30%. For the period from February 10, 2010 (inception) to December 31, 2010, the Company recorded stock-based consulting expense of $107,500.

The Company granted 250,000 10-year options to purchase shares of common stock entered at $0.60 per share to the Company’s Executive Vice President (“EVP”) in connection with his one year employment agreement commencing on October 1, 2010. The options vest and become exercisable in equal installments of the first three anniversaries of the effective date. The 250,000 options were valued on the grant date at $0.60 per option or a total of $150,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.60 per share (based on recent sales of the Company’s common stock in a private placement), volatility of 209% (estimated using volatilities of similar companies), expected term of 6.5 years, and a risk free interest rate of 2.75%. For the period from February 10, 2010 (inception) to December 31, 2010, the Company recorded stock-based compensation expense of $12,500. At December 31, 2010, there was $137,500 of total unrecognized compensation expense related to this non-vested option-based compensation arrangements.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

During the period from February 10, 2010 to December 31, 2010, 200,000 options were forfeited in accordance with the termination of employee relationships.

A summary of the stock options as of December 31, 2010 and changes during the period are presented below:

	For the period from February 10, 2010 (inception) to December 31, 2010
	Number of Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at beginning of period	-	$-	-
Granted	3,050,000	0.60	9.45
Exercised	-	-	-
Forfeited	(200,000)	0.60	9.51
Cancelled	-	-	-
Balance outstanding and non-vested balance at the end of year	2,850,000	$0.60	9.45

Options exercisable at end of year	-	$-
Weighted average fair value of options granted during the period		$0.60

Stock options outstanding at December 31, 2010 as disclosed in the above table have no intrinsic value at the end of the year.

NOTE 6 – COMMITMENTS

Operating Lease

In March 2010, the Company signed a five year lease agreement for office space which will expire in March 2015. The lease requires the Company to pay a monthly base rent of $5,129 plus a pro rata share of operating expenses. The base rent is subject to annual increases beginning on April 1, 2011 as defined in the lease agreement. Future minimum rental payments required under these operating leases are as follows:

Years ending December 31:
2011	62,904
2012	64,764
2013	66,663
2014	68,634
2015 and thereafter	17,283
$280,248

Rent expense was $35,584 for the period from February 10, 2010 (inception) to December 31, 2010. During such period, the Company was reimbursed a portion of the rent of $12,117 from a former affiliated company in which our President, Gregory D. Cohen, served as a director until January 2011.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS (continued)

Employment Agreements

In May 2010, the Company entered into a 3 year employment agreement with one of its founders and Chief Executive Officer (“CEO”) commencing on July 1, 2010. The CEO receives a base salary of $500,000 per year, plus reimbursement of expenses and shall participate in an incentive compensation plan to be established for an annual bonus (“Bonus”). In addition, under the terms of the Employment Agreement (the “Agreement”), the Company shall secure and post an irrevocable Letter of Credit by May 31, 2010 in the amount of $1,500,000. This Letter of Credit may be reduced after six months, and after each six month period thereafter, in increments of $250,000. At any time base compensation or additional compensation under this Agreement is not timely paid, or if the Company otherwise is in material breach of the Agreement, the CEO shall be entitled to draw the full remaining amount of the Letter of Credit. In June 2010, the Letter of Credit was posted by one of the Company’s directors including collateral in the amount of $1,500,000 as a temporary accommodation to the Company and the CEO. In August 2010, the Company replaced the Letter of Credit posted by its director following the closing of the private placement. In connection with the Agreement, the Company’s banking institution issued a 1-year irrevocable standby Letter of Credit for the benefit of the CEO.  In August 2010, the Company opened an account with its banking institution in the amount of $1,000,000 and pledged to the Letter of Credit. At any time base compensation or additional compensation under the Agreement is not timely paid, or if the Company otherwise is in material breach of this agreement, the CEO shall be entitled to draw the full remaining amount of the Letter of Credit. The Company and the CEO have mutually agreed to decrease the amount of the Letter of Credit to $1,000,000.

In August 2010, the Company entered into a three year employment agreement with one of its founders, President and Chief Operating Officer (“COO”) commencing in August 2010. The COO receives a base salary of $180,000 per year, plus reimbursement of expenses and shall be entitled to a bonus compensation which is determined by the Company’s board of directors.

In September 2010, the Company entered into a one year employment agreement with the Company’s Executive Vice President (“EVP”) commencing on October 1, 2010. EVP receives a base salary of $150,000 per year, plus reimbursement of expenses and shall be entitled to a bonus compensation which is determined by the Company’s board of directors. In addition, EVP is granted stock options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.60 per share which vest and become exercisable in equal installments of the first three anniversaries of the effective date. The Company obtained a three month certificate of deposit to be used as a security in accordance with the terms of this employment agreement.

Production Agreement

In November 2010, the Company entered into a letter agreement with a sports network programming company, whereby the Company will supply 12 fully produced and broadcast episodes of boxing matches each month beginning January 2011. The Company will pay the sports network programming company distribution fees of $16,500 per episode for a total of $198,000. Currently, the Company is renegotiating this agreement.

Promotional Agreements

The Company has entered into certain promotional agreements with various athletes who are professional boxers. Such athletes granted exclusive rights to the Company to promote them and all of their professional boxing contests to be engaged during the term of their respective promotional agreements. The athletes are guaranteed minimum purse amounts for each fight based on the success of their bouts as defined in the promotional agreement.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

Golden Empire, LLC, the Company’s predecessor company, was organized as a limited liability company in November 2009 whereby elements of income taxation including income, expense, credits and allowances of the Company are reflected in a proportional basis on the members’ individual income tax returns. Accordingly, there is no provision for income taxes in the financial statements for the period from November 30, 2009 (inception) to December 31, 2009.

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $1,5 million at December 31, 2010, expiring through the year 2030. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the period from February 10, 2010 (inception) to December 31, 2010:

		December 31, 2010
Tax benefit computed at "expected" statutory rate		$(687,649)
State income taxes, net of benefit		(135,275)
Permanent differences		30,600
Increase in valuation allowance		792,324
Net income tax benefit	$

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the period from February 10, 2010 (inception) to December 31, 2010:

December 31, 2010

Computed "expected" tax expense (benefit)	(34.0)%
State income taxes	(7.0)%
Other permanent differences	2%
Change in valuation allowance	39.0%

Effective tax rate	0.0%

The Company has a deferred tax asset which is summarized as follows at December 31, 2010:

Deferred tax assets:
Net operating loss carryover	$654,632
Stock based compensation	137,692
Less: valuation allowance	(792,324)
Net deferred tax asset	$-

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES (continued)

The components of the provision for (benefit from) income taxes for the period from February 10, 2010 (inception) to December 31, 2010 are as follows:

Current:
Federal	$-
State	-
Subtotal	-

Deferred:
Federal	687,649
State	135,275
Permanent differences	(30,600)
Subtotal	792,324
Change in valuation allowance	792,324
Provision for (benefit from) income taxes	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2010, due to the uncertainty of realizing the deferred income tax assets.  The valuation allowance was increased by $792,324.

NOTE 8 – SUBSEQUENT EVENTS

On February 1, 2011, the Company raised $600,000 in consideration for the issuance of convertible promissory notes from four investors, including the Company’s Co-Chairman of the Board of Directors. The convertible promissory note bears interest at 5% per annum and is convertible into shares of the Company’s common stock at a fixed rate of $1.00 per share. The convertible promissory note is due on February 1, 2012. In connection with these convertible promissory notes, the Company issued 600,000 shares of the Company’s common stock. The Company valued these common shares at the fair market value on the date of grant. The funds are required to be held in escrow and may be released only in order to assist the Company in paying third party expenses, which may include activities related to broadening the Company’s shareholder base through shareholder awareness campaigns and other activities.

The Company, its wholly owned subsidiary, The Empire Sports And Entertainment Co. (“The Empire”) and their directors are parties to litigation in the Supreme Court of the State of New York, County of New York, Index No. 100938/11, which was filed on January 24, 2011 by Shannon Briggs (“Plaintiff” or “Briggs”), a professional boxer and a shareholder in the Company, for breach of fiduciary duty, conversion unjust enrichment and breach of contract.  Briggs is suing for damages in an undetermined amount. The suit did not specify the amount of damages being sought. The Company disputes the plaintiff’s allegations and believes that the lawsuit is without merit. On or about February 17, 2011, the Company, The Empire and its directors, moved to: (i) dismiss the Non-Boxing Claims on the grounds that any such claims were released by Briggs pursuant to a general release contained in a Subscription Agreement that Briggs entered into with the Company in July 2010; and (ii) compel arbitration of Briggs’ Boxing claims before the American Arbitration Association pursuant to the terms of a professional boxing promotional agreement with Briggs.  The Company is confident that it will prevail on the motion and that the Non-Boxing Claims will be dismissed pursuant to the terms of the Subscription Agreement and that the Company will prevail on an arbitration on the Boxing Claims because Briggs was paid his entire purse for his world championship title challenge.

A newly-formed wholly-owned subsidiary, EXCX Funding Corp., a Nevada corporation was formed in January 2010 for the purpose of entering into a Credit Facility Agreement in February 2011 (see below).

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SUBSEQUENT EVENTS (continued)

In February 2011, the Company and its wholly-owned subsidiaries, The Empire and EXCX Funding Corp., (collectively the “Borrowers”) entered into a Credit Facility Agreement with two lenders, whereby one of the lenders is the Company’s Co-Chairman of the Board of Directors. The credit facility consists of a loan pursuant to which $4.5 million can be borrowed on a senior secured basis but which amount may be increased by up to $1.0 million at the sole and absolute discretion of lenders. The loan shall be used exclusively to fund the costs and expenses of certain music and sporting events (the “Event”) upon the prior written approval of the amount, terms and conditions of each Event cost or expense sought to be paid, by lenders. The loan facility will mature on January 31, 2012 and may be extended from time to time in lenders’ sole and absolute discretion (“Loan Maturity Date”). The indebtedness under the loan facility will be evidenced by a promissory note payable to the order of the lenders.  Interest on any unpaid Advances under the loan facility and any unpaid Preferred Return Fee as defined in the  Credit Facility Agreement  are payable commencing with the date upon which such Preferred Return Fee should have been paid hereunder shall accrue at the annual rate equal to the following: (A) the amount of interest, fees, costs and expenses incurred by lenders under that certain Grid Time Promissory Note dated as of February 10, 2012 by and between each lender and J.P. Morgan (“Bank”); plus six (6%) percent per annum, payable on the  Loan Maturity Date. Pursuant to the Credit Facility Agreement, the borrowers entered into a Master Security Agreement, Collateral Assignment and Equity Pledge with the lenders whereby the borrowers hereby collaterally assign and pledge to lenders, and hereby grant to lenders a present, absolute, unconditional and continuing security interest in, all of the property, assets and equity interests of the Company as defined in such agreement.

In February 2011, a new entity was formed and organized in preparation and in connection with a proposed joint venture.
The Company entered into a non-binding joint venture term sheet in December 2010 whereby it outlines the material terms and conditions of a proposed joint venture to be entered into between the Company and Concerts International, Inc. (“CII”). Under the terms of this non-binding joint venture term sheet, the parties will form an entity to operate an annual country music festival. Based on the term sheet, the Company shall own 66.67% and CII shall own 33.33% of the issued and outstanding shares of the proposed joint venture company. The joint venture/shareholder agreement (the “Shareholder Agreement”) will set the terms and capital structure of the joint venture. The Company will also advance amounts necessary to fund the operations of the joint venture company whereby the Company is entitled to a return of 10% on all advances. In addition, the proposed joint venture company shall enter into a management service agreement with CII and a management fee of $100,000 shall be paid to CII each year such country music festival event is produced. The management fee will be paid in eight equal monthly installments of $12,500 and will cover the salaries of the manager and general office overhead. Currently, both parties are still in the process of negotiations and such Shareholder Agreement has not been executed.

Between January and February 2011, the Company loaned an aggregate amount of $251,963 to an unrelated party. Such loan is due on demand and bears interest at 10% per annum. The borrower is the owner of CII (see above). Until such time as the Shareholder Agreement has not been executed, this advance will continue as a loan to such borrower. Upon execution of the Shareholder Agreement, this advance will then be considered as a shareholder advance to the joint venture company.

On January 28, 2011, the Company has filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with a public offering of shares of the Company’s common stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 20010, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

   With respect to the fiscal year ending December 31, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2010, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal audit functions.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified significant deficiency related to (i) our internal audit functions and  (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2010.

Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.

               Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of this significant deficiency in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31,  2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names. We are currently seeking to hire additional executive officers including a chief financial officer.

Name	Age	Position with the Company

Sheldon Finkel	66	Chairman and Chief Executive Officer

Barry Honig	39	Co-Chairman

Gregory D. Cohen	41	President, Chief Operating Officer, Secretary and Director

Adam Wasserman	46	Chief Financial Officer

Peter Levy	50	Executive Vice President

Sheldon Finkel, Chairman and Chief Executive Officer, was appointed as our Chairman and Chief Executive Officer on September 29, 2010 upon the closing. He has been managing fighters since 1980. Finkel was selected by the Boxing Writers Association of America as manager of the year in 1990 and 1993. In June 2010, he was inducted into the Boxing Hall of Fame. He produced the Watkins Glen Summer Jam concert in 1973, that featured the Grateful Dead, Allman Brothers and The Band and is one of the greatest rock concerts of all time.

Barry Honig, Co-Chairman, was appointed as our Co-Chairman on September 29, 2010. He has served as Co-Chairman of InterCLICK, Inc. (NASDAQ:ICLK) since August 2007.  Since January 2004, Mr. Honig has been the President of GRQ Consultants, Inc., and is a private investor and consultant to early stage companies and sits on the board of several private companies.  Mr. Honig serves as a director on our Board of Directors due to his success as an investor, extensive knowledge of the capital markets, his judgment in assessing business strategies, and his knowledge of sports and marketing.

Gregory D. Cohen, President, Chief Operating Officer, Secretary and Director, was appointed as our President, Chief Operating Officer, Secretary and as a member of our board of directors on September 29, 2010. He received his introduction to boxing in the late 1980’s while working for Triple Threat Enterprises. Cohen has promoted a number of heavyweight champions and top contenders.

Adam Wasserman, Chief Financial Officer, was appointed as our Chief Financial Officer on November 11, 2010.  Mr. Wasserman provides services to our Company on a part-time bsais. Mr. Wasserman has substantial experience with SEC filings such as initial public offerings, 10-Ks and 10-Qs.

Mr. Wasserman is chief executive officer for CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), where he owns 80% and 60% of such businesses, respectively.  CFO Oncall, Inc. provides chief financial officer services to various companies. Mr. Wasserman has served as Chief Financial Officer of Oriental Dragon Corporation since July 2010 to the present. In addition, Mr. Wasserman has served as the Chief Financial Officer of Transax International Limited since May 2005 and Gold Horse International, Inc. since July 2007 to the present.  Mr. Wasserman also served as Chief Financial Officer for Lotus Pharmaceuticals, Inc. from October 2006 to April 2009, China Wind Systems, Inc. in 2007 and 2008, Genesis Pharmaceuticals Enterprises, Inc. from October 2001 until October 2007, and under the terms of the consulting agreement with CFO Oncall, Inc.

From 1991 to 1999, he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida, where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From 1986 to 1991, he was employed by Deloitte & Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting.

Mr. Wasserman holds a Bachelor of Science from the State University of New York at Albany. He is a CPA (New York) and a member of The American Institute of Certified Public Accountants, is a director, treasurer and an executive board member of Gold Coast Venture Capital Association and is a director and audit committee member of China Direct Industries, Inc., a NASDAQ listed company, since January 2010 and Bohai Pharmaceuticals Group, Inc, since July 12, 2010.

Peter Levy, Executive Vice President, was appointed as our Executive Vice President on September 29, 2010. He commenced his career as a practicing attorney with the New York law firm, Rosenman Colin Freund Lewis and Cohen. In 1989, Mr. Levy joined AT&T, first as a technology attorney in the Computer Systems Business Unit, and subsequently as an attorney and Senior Attorney in the Consumer Business Unit and AT&T EasyLink Services, AT&T Internet Division. He became the Division Head of AT&T Advanced Consumer Enterprises in 1992, AT&T's strategic planning group responsible for researching and developing new consumer services aligned with telecommunications. From 1999 until April of 2010, Peter Levy was a partner and principal of Sobel & Co., LLC, Certified Public Accountants and Consultants, a regional CPA firm, where Mr. Levy was responsible for the firm's Sarbanes-Oxley practice, Strategic Planning, and the Corporate Integrity Unit. Most recently prior to joining our Company, Mr. Levy was head of Research and Development for JMP Holdings, a real estate development firm maintaining a portfolio of retail, entertainment, sports, education, government projects, and residential properties. Mr. Levy graduated from Harvard University in 1982 and Cornell Law School in 1985.

There are no family relationships among our executive officers and directors.

Tom Arnold, Advisory Board, has established himself to both television and film audiences worldwide, having won such awards as the Peabody Award and a Golden Globe Award. Additionally, he helped put Fox Sports Network on the map with his hosting duties on “BEST DAMN SPORTS SHOW PERIOD.” He recently returned to Fox Sports Network as both producer and host of the kids’ baseball show “KID PITCH”. Arnold cornered the market playing comic relief in films like “NINE MONTHS” with Hugh Grant, Julianne Moore, and Robin Williams, “TRUE LIES” with Arnold Schwarzenegger, “HERO” with Dustin Hoffman, and “AUSTIN POWERS: INTERNATIONAL MAN OF MYSTERY” with Mike Myers. Arnold is becoming a fixture at film festivals by landing more mature and dramatic roles. He received critical praise for his role in “GARDENS OF THE NIGHT,” opposite John Malkovich, “THE GREAT BUCK HOWARD” starring John Malkovich and Tom Hanks, “GOOD DICK” opposite Jason Ritter, and “THE YEAR OF GETTING TO KNOW US”.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Directors’ and Officers’ Liability Insurance

We have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. Such insurance also insures us against losses which we may incur in indemnifying our officers and directors. In addition, we have entered into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Mr. Finkel has served as our Chairman and Chief Executive Officer since the Share Exchange.  Prior to the Share Exchange, he served as Chairman and Chief Executive Officer of our now wholly-owned subsidiary, The Empire Sports & Entertainment, Co. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our board of directors is primarily responsible for overseeing our risk management processes.  The board of directors  receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focus on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Independent Directors

We do not believe that any of our directors is an “independent director,” as that term is defined by listing standards of the national exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Board Committees

Our Board of Directors may appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee, in the future. We intend to appoint such persons to the committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange, and we are under no obligation to do so.

 Code of Ethics

The Board of Directors has approved, and we have adopted, a Code of Ethics that applies to all of our directors, officers and employees. We will provide a copy of the Code of Ethics free of charge upon request to any person submitting a written request to our Chief Executive Officer.

Director Compensation

Except for the options granted as set forth below, we have not had compensation arrangements in place for members of our Board of Directors and have not finalized any plan to compensate directors in the future for their services as directors. We may develop a compensation plan for our independent directors in order to attract qualified persons and to retain them. We expect that the compensation arrangements may be comprised of a combination of cash and/or equity awards.

Item 11. Executive Compensation.

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by (i) each individual who served as our principal executive officer or principal financial officer during the last fiscal year and (ii) our most highly compensated executive officer, other than those listed in clause (i) above, who were serving as executive officers at the end of the last fiscal year (together, the “Named Executive Officers”). No other executive officer had annual compensation in excess of $100,000 during the last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Sheldon Finkel,	2010	$250,000	___	$510,000	$--	$760,000
Chairman of the Board of Directors of the Company and Chief Executive Officer (1)

Adam Wasserman, Chief Financial Officer (2)	2010	--	--	--	$41,250	$41,250

Gregory D. Cohen, President, Chief Operating Officer, Secretary and Director (3)	2010	$90,000	--	$360,000	--	$450,000

Betty Soumekh	2010	--	--	--	--	--
Former President and Chief Executive Officer (4)	2009

(1)	Mr. Finkel was appointed as our Chairman and Chief Executive Officer on September 29, 2010.
(2)	Mr. Wasserman was appointed as our Chief Financial Officer on November 11, 2010.
(3)	Mr. Cohen was appointed as our President, Chief Operating Officer, Secretary and Director on September 29, 2010.
(4)	Ms. Somekh resigned from her position as President and Chief Executive Officer on September 29, 2010.

Employment Agreements and Compensation

On May 19, 2010 (the “Effective Date”), our wholly-owned subsidiary, The Empire Sports & Entertainment, Co. entered into a 3 year employment agreement with Sheldon Finkel, our Chief Executive Officer (the “Employment Agreement”).  As Chief Executive, Mr. Finkel is solely and exclusively responsible for all operations of the Company, and exclusive authority to hire employees and consultants, within the budget for such activities, reporting directly to the Board of Directors.  Unless notice of non-renewal is provided sixty days prior to the end of the term, the term of employment will be continued for an additional 3 years.  Mr. Finkel receives a base salary of $500,000 per year, plus reimbursement of expenses and shall participate in an incentive compensation plan to be established for an annual bonus (“Bonus”).  Executive will be entitled to a Bonus amount equal to ten percent (10%) of our audited annual Net Income (prior to the acquisition, of Empire), determined in accordance with US Generally Accepted Accounting Principles, consistently applied (“GAAP”).  Net Income shall be as reported for each fiscal year as filed on the Annual Report on Form 10-K filed with the Securities and Exchange Commission, or if no such report is required to be filed, by mutual agreement on or prior to February 28 of each year, and if not agreed then by an accounting firm mutually agreed to by the parties (whose fees and expenses shall be paid by Empire), and prepared in accordance with GAAP.  Each Bonus payment shall be made to Mr. Finkel no later than 95 days following the last day of the fiscal year for which Net Income has been determined.

Pursuant to the Employment Agreement, Mr. Finkel is also entitled to subscribe for 1,252,000 shares of common stock of Empire for consideration of $100,000, which equates to 10% of the fully diluted common stock of Empire as of the effective date of the Employment Agreement.  The initial grant (as described below) and any subsequent antidilution shares (as described below) are subject to repurchase by us at the price paid by Mr. Finkel as follows: (i) 100% of the initial grant and any subsequent antidilution shares are subject to repurchase if Mr. Finkel is not employed on the date of the Share Exchange or on the first anniversary of the effective date of the Employment Agreement; (ii) 2/3 of the initial grant and any antidilution shares are subject to repurchase if Mr. Finkel is not employed by Empire or us on the second anniversary of the effective date; and (iii) 1/3 of the initial grant and any antidilution shares are subject to repurchase if Mr. Finkel is not employed by Empire or us on the second anniversary of the effective date of the Employment Agreement. The Board of Directors made an initial grant of restricted stock to Mr. Finkel on the date that is the earlier of: (i) the date on which our common stock shall be quoted on the OTC Bulletin Board, the OTCQB or any national securities exchange or acquired by any such company; or (ii) the date on which we shall become obligated to file reports with the SEC.  The initial grant shall be equal to ten (10%) percent of the fully-diluted common stock issued and outstanding on the grant date, without giving effect to any securities issued in any financing transaction(s) or issuances or  offerings for cash which close following the date hereof.

In addition, under the terms of the Employment Agreement the Company shall secure and post an irrevocable Letter of Credit, satisfactory in form and substance, and issued by a financial institution satisfactory, by May 31, 2010 in the amount of one million five hundred thousand dollars ($1,500,000.00).  This Letter of Credit may be reduced after six (6) months, and after each six (6) month period thereafter, in increments of two hundred and fifty thousand dollars ($250,000.00).  At any time base compensation or additional compensation under this Agreement is not timely paid, or if Empire otherwise is in material breach of the Agreement, Mr. Finkel shall be entitled to draw the full remaining amount of the Letter of Credit.  The Letter of Credit has been posted including collateral in the amount of $1,500,000 from the Company.

On August 27, 2010, our wholly-owned subsidiary, The Empire Sports & Entertainment, Co.  entered into an employment agreement with Gregory D. Cohen, pursuant to which Mr. Cohen agreed to serve as our President and Chief Operating Officer for a term of three years.  Unless notice of non-renewal is provided sixty days prior to the end of the term, the term of employment will be continued for an additional one year.  Mr. Cohen receives a base salary of $180,000 per year, plus reimbursement of expenses and shall participate in an incentive compensation plan to be established for an annual bonus (“Bonus”).  Mr. Cohen was also granted options to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $0.60 per share.

On September 17, 2010, our wholly-owned subsidiary, The Empire Sports & Entertainment, Co.  entered into an employment agreement with Peter Levy, pursuant to which Mr. Levy agreed to serve as our Executive Vice President for a term of one year. Unless notice of non-renewal is provided sixty days prior to the end of the term, the term of employment will be continued for an additional one year. Mr. Levy receives a base salary of $150,000 per year, plus reimbursement of expenses and shall participate in an incentive compensation plan to be established for an annual bonus (“Bonus”). Mr. Levy was also granted options to purchase an aggregate 250,000 shares of our common stock at an exercise price of $0.60 per share. Mr. Levy’s options vest  and become exercisable in equal installments of the first three anniversaries of the effective date of his employment agreement.

Consulting Agreements

We entered into an engagement letter with Adam Wasserman in September 2010. Pursuant to the terms of this engagement letter, Mr. Wasserman is paid a monthly retainer fee of $4,000 for accounting services performed beginning October 2010 and a onetime fee of 20,000 shares of common stock upon execution of this agreement. Mr. Wasserman agreed to act as our Chief Financial Officer. During the period ended December 31, 2010, fees amounted to $41,250.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2010.

	Option Award					Stock Award
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Inventive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sheldon Finkel	--	--	850,000	$0.60	September 29, 2020	--	--	--	--
Gregory D. Cohen	--	--	600,000	$0.60	September 29, 2020	--	--	--	--
Peter Levy	--	--	250,000	$0.60	September 29, 2020	--	--	--	--

(1)      Upon closing of the Share Exchange, we reserved 10-year options to purchase an aggregate of 2,800,000 shares of our common stock at $0.60 per share, which options vest over a three-year period.

All options described are subject to and have been issued under our 2010 Equity Incentive Plan except for the options and were issued to Peter Levy pursuant to his employment agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 11, 2011 regarding the beneficial ownership of our common stock, taking into account the consummation of the Share Exchange and the Split-Off, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers named in the Summary Compensation Table above; (iii) each director, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o The Empire Sports & Entertainment Group Holdings Co., 110 Green Street, Suite 403, New York, New York 10012. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 11, 2011, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)

Executive Officers and Directors:

Sheldon Finkel	2,150,000	(2)	9.7%

Barry Honig	3,803,333	(3)	17.2%

Gregory D. Cohen	2,100,000	(4)	11.7%

Adam Wasserman	16,000		*

Peter Levy	0	(5)	0

All executive officers and directors as a group (five persons)	8,069,333 (2)(3)(4)(5)		36.4%
____________
* (1)	Less than 1% Based on 22,135,805 shares of our common stock outstanding on March 11, 2011.

(2)	Does not include (i) 850,000 shares of our common stock issuable upon exercise of outstanding options that are not currently exercisable, and (ii) 400,000 shares of common stock held by Mr. Finkel's adult son, William Finkel.

(3)	Does not include 400,000 shares of our common stock issuable upon exercise of outstanding options that are not currently exercisable.

(4)	Does not include 600,000 shares of our common stock issuable upon exercise of outstanding options that are not currently exercisable.

(5)	Does not include 250,000 shares of our common stock issuable upon exercise of outstanding options that are not currently exercisable.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2010, securities issued and securities available for future issuance under our Equity Incentive Plan were as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,800,000	$0.60	200,000
Equity compensation plans not approved by security holders	250,000	0.60	-
Total	3,050,000	$0.60	200,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

Due to related party

Between December 2009 and June 2010, one of our directors loaned a total of $498,935, to the Company. For the period from December 2009 to June 30, 2010, these loans were non interest bearing and were due on demand. On June 30, 2010, we issued 333,333 shares in connection with the conversion of $200,000 of this loan payable.  On June 30, 2010, we issued a demand promissory note in the amount of $298,935 which represents the unpaid loan balance to the director. This promissory note shall accrue interest at the annual rate of five percent (5%) and shall be payable on the earlier of (i) on demand by the lender upon thirty (30) days prior written notice to us or (ii) the two-year anniversary of the date of the note. In December 2010, the Company paid the remaining balance of this promissory note.

During 2010 Barry Honig posted certain collateral for the purpose of issuance of a letter of credit in the amount of $1,500,000 in favor of Sheldon Finkel, as required under his employment agreement.  The Letter of Credit was subsequently replaced by the Company and the collateral returned to Mr. Honig.

Certain of our officers and directors have, from time to time, provided advances to us for operating expenses. At January 15, 2011, we had no amounts owing to our officers and directors from such loans.

On February 1, 2011, the Company entered into a subscription agreement with certain accredited investors, including GRQ Consultants, Inc. 401(k) (“GRQ”), an entity for which our director, Barry Honig serves as trustee. Pursuant to the subscription agreement, the Company issued and sold to GRQ a convertible promissory note in the principal amount of $150,000. Pursuant to the subscription agreement, GRQ was also entitled to receive 150,000 shares of the Company’s common stock, however, GRQ waived its right to receive such shares. The convertible promissory note bears interest at a rate of 5% per annum and is convertible into shares of the Company’s common stock at the rate of $1.00 per share. The convertible promissory note is due on February 1, 2012.

Office rent

We shared our office space with a formerly affiliated company in which our President, Gregory D. Cohen, has been a director until January 2011. During the year ended December 31, 2010, we were reimbursed a portion of the leasehold improvements cost of $2,700, a portion of the security deposit of $8,500, and rent of $12,117 from such formerly affiliated company.

Director Independence

We do not believe that any of our directors is an “independent director,” as that term is defined by listing standards of the national exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate annual audit fee charged by J.H. Cohn LLP for the audit of our annual financial statements for the periods ended December 31, 2010 and December 31, 2009 was $50,000 and $30,000, respectively.

Audit-Related Fees

There were no fees billed for other audit related services by J. H. Cohn LLP.

All Other Fees

There were no fees billed for professional services rendered by J. H. Cohn LLP for the fiscal years ended December 31, 2010 and December 31, 2009.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements:                                                                           The response to this portion of Item 15 is contained under Item 8.
(a)(3) Exhibits:

Exhibit No.	Description
2.1
Share Exchange Agreement dated as of September 29, 2010, by and among The Empire Sports & Entertainment Holdings Co., The Empire Sports & Entertainment, Co. and the shareholders of The Empire Sports & Entertainment Co. (1)

3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (2)
10.1	The Empire Sports & Entertainment Holdings Co. 2010 Equity Incentive Plan (1)(6)
10.2	Form of 2010 Incentive Stock Option Agreement (1)(6)
10.3	Form of 2010 Non-Qualified Stock Option Agreement (1)(6)
10.4	Employment Agreement Sheldon Finkel (1)(5)
10.5	Employment Agreement Gregory D. Cohen (1)(5)
10.6
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of October 8, 2010, by and between The Empire Sports & Entertainment Holdings Co. and Excel Global Holdings Co. (5)

10.7	Form of Stock Purchase Agreement, dated as of October 8, 2010, by and between The Empire Sports & Entertainment Holdings Co., and the shareholders listed therein (5)
10.8	Employment Agreement Peter Levy
16.1	Letter from Gumbiner Savett Inc. dated October 21, 2010 (3)
21.1	List of Subsidiaries
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on October 5, 2010.
(2)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on October 4, 2010.
(3)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on October 26, 2010.
(4)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on October 12, 2010.
(5)	Management contract.
(6)	Management compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO.

Date: March 14, 2011	By:	/s/ Sheldon Finkel
Name: Sheldon Finkel
Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2011	By:	/s/ Adam Wasserman
Name: Adam Wasserman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Sheldon Finkel
Sheldon Finkel	Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2011

/a/ Adam Wasserman
Adam Wasserman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2011

/s/ Barry Honig
Barry Honig	Co-Chairman	March 14, 2011

Gregory D. Cohen	President, Chief Operating Officer, Secretary and Director	March 14, 2011

EXHIBIT INDEX
Exhibit No.	Description
2.1
Share Exchange Agreement dated as of September 29, 2010, by and among The Empire Sports & Entertainment Holdings Co., The Empire Sports & Entertainment, Co. and the shareholders of The Empire Sports & Entertainment Co. (1)

3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (2)
10.1	The Empire Sports & Entertainment Holdings Co. 2010 Equity Incentive Plan (1)(6)
10.2	Form of 2010 Incentive Stock Option Agreement (1)(6)
10.3	Form of 2010 Non-Qualified Stock Option Agreement (1)(6)
10.4	Employment Agreement Sheldon Finkel (1)(5)
10.5	Employment Agreement Gregory D. Cohen (1)(5)
10.6
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of October 8, 2010, by and between The Empire Sports & Entertainment Holdings Co. and Excel Global Holdings Co. (5)

10.7	Form of Stock Purchase Agreement, dated as of October 8, 2010, by and between The Empire Sports & Entertainment Holdings Co., and the shareholders listed therein (5)
10.8	Employment Agreement Peter Levy
16.1	Letter from Gumbiner Savett Inc. dated October 21, 2010 (3)
21.1	List of Subsidiaries
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on October 5, 2010.
(2)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on October 4, 2010.
(3)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on October 26, 2010.
(4)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on October 12, 2010.
(5)	Management contract.
(6)	Management compensatory plan.