Form 10-Q
period 2011-05-12
Empire Sports & Entertainment Holdings Co.
filed 2011-05-13
CIK 1432196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(212) 810-6193
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  23,945,808 shares of common stock are issued and outstanding as of May 13, 2011.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

TABLE OF CONTENTS
		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Consolidated condensed Financial Statements
	Consolidated Condensed Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	F-2
	Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2011 (Unaudited) and for the Period from February 10, 2010 (Inception) to March 31, 2010 (Unaudited)	F-3
	Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2011 (Unaudited) and for the Period from February 10, 2010 (Inception) to March 31, 2010 (Unaudited)	F-4
	Notes to Unaudited Consolidated Condensed Financial Statements	F-5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26
Item 4.	Controls and Procedures.	26

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	26
Item 1A.	Risk Factors.	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 3.	Default upon Senior Securities.	27
Item 4.	(Removed and Reserved)	27
Item 5.	Other Information.	27
Item 6.	Exhibits.	27

THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	( Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$261,509	$509,550
Restricted cash - current portion	3,695,568	560,000
Accounts receivable, net	15,000	293,990
Notes and loans receivable	2,276,172	123,544
Advances, participation guarantees, and other receivables, net	399,943	526,296
Prepaid expenses	384,364	143,106
Deferred financing costs	811,233	-

Total Current Assets	7,843,789	2,156,486

OTHER ASSETS:
Restricted cash - long-term portion	500,000	500,000
Property and equipment, net	35,536	33,524
Advances - net of current portion	-	49,153
Deposits	8,509	38,509

Total Other Assets - Net	544,045	621,186

Total Assets	$8,387,834	$2,777,672

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$156,593	$101,329
Note payable, net of debt discount	1,438,767	-
Note payable - related party, net of debt discount	1,438,767	-
Convertible promissory notes, net of debt discount	103,288	-
Convertible promissory note - related party, net of debt discount	15,890	-

Total Liabilities	3,153,305	101,329

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock ($.0001 Par Value; 50,000,000 Shares Authorized;
Series A, 2,250,000 and none issued and outstanding as of
March 31, 2011 and December 31, 2010, respectively)	225	-
Common stock ($.0001 Par Value; 500,000,000 Shares Authorized;
22,185,805 and 22,135,805 shares issued and outstanding as of
March 31, 2011 and December 31, 2010, respectively)	2,218	2,213
Additional paid-in capital	8,655,608	4,749,678
Accumulated deficit	(3,423,522)	(2,075,548)

Total Stockholders' Equity	5,234,529	2,676,343

Total Liabilities and Stockholders' Equity	$8,387,834	$2,777,672

See accompanying notes to unaudited consolidated condensed financial statements.

THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
	Three Months Ended	February 10, 2010 (Inception)
	March 31, 2011	to March 31, 2010
	(Unaudited)	(Unaudited)

Net revenues	$291,200	$-

Operating expenses:
Cost of revenues	189,916	-
Sales and marketing expenses	9,914	6,525
Live events expenses	90,181	70,947
Compensation and related taxes	352,711	45,000
Consulting fees	187,860	4,000
General and administrative expenses	347,554	45,310

Total operating expenses	1,178,136	171,782

Loss from operations	(886,936)	(171,782)

Interest expense and other finance costs,
net of interest income of $23,659	(401,426)	-

Net loss available to common stockholders	$(1,288,362)	$(171,782)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.06)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	22,718,027	12,090,000

See accompanying notes to unaudited consolidated condensed financial statements.

THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period from
	Three Months Ended	February 10, 2010 (Inception)
	March 31, 2011	to March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)

Net loss	$(1,288,362)	$(171,782)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	1,960	46
Bad debts	60,794	-
Amortization of promotional advances	8,643	5,346
Amortization of debt discounts and deferred financing cost	385,479	-
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	46,666	-
Contributed officer services	-	45,000
Stock-based compensation	176,250	-
Changes in operating assets and liabilities:
Restricted cash - current portion	(3,135,568)	-
Accounts receivable	218,196	-
Advances, participation guarantees, and other receivables, net	107,161	(156,601)
Prepaid expenses	(7,924)	(11,042)
Deposits	30,000	(37,817)
Accounts payable and accrued expenses	55,264	-

NET CASH USED IN OPERATING ACTIVITIES	(3,341,441)	(326,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on notes and loans receivable	(2,177,628)	-
Collection on note receivable	25,000	-
Purchase of property and equipment	(3,972)	(15,479)

NET CASH USED IN INVESTING ACTIVITIES	(2,156,600)	(15,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	-	319,000
Proceeds from note payable - related party	2,250,000	-
Proceeds from note payable	2,250,000	-
Proceeds from convertible promissory note - related party	100,000	-
Proceeds from convertible promissory notes	650,000	-
Payments on related party advances	-	(14,141)
Proceeds from related party advances	-	61,885

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,250,000	366,744

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(248,041)	24,415

CASH AND CASH EQUIVALENTS- beginning of period	509,550	-

CASH AND CASH EQUIVALENTS- end of period	$261,509	$24,415

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,771	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Carrying value of assumed assets, liabilities and certain promotion
rights agreement contributed from Golden Empire, LLC	$-	$(30,551)
Common stock issued for prepaid services	$280,000	$(30,551)
	Beneficial conversion feature and debt discount in connection with the
issuance of convertible promissory notes	$750,000	$-
	Debt discount in connection with the issuance of the credit facility
agreement and notes payable	$1,800,000	$-
	Deferred financing cost in connection with the issuance of the credit facility
agreement and notes payable	$900,000	$-

See accompanying notes to unaudited consolidated condensed financial statements.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

A newly-formed wholly-owned subsidiary, EXCX Funding Corp., a Nevada corporation was formed in January 2011 for the purpose of entering into a Credit Facility Agreement in February 2011 (see Note 4).

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation

The consolidated condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2011, and the results of operations and cash flows for the three months ended March 31, 2011 have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated condensed financial statements have been derived from the audited financial statements of the Company for the period ended December 31, 2010, which are contained in Form 10-K as filed with the Securities and Exchange Commission on March 15, 2011. The consolidated balance sheet as of December 31, 2010 was derived from those financial statements.

Use of estimates

In preparing the consolidated condensed financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated condensed balance sheet, and revenues and expenses for the period then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to,  allowance for bad debts, the useful life of property and equipment, the fair values of certain promotional contracts and the assumptions used to calculate fair value of options granted and common stock issued for services.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the three months ended March 31, 2011, the Company has reached bank balances exceeding the FDIC insurance limit by approximately $820,061. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated condensed balance sheets at fair value in accordance with the accounting guidance.

Restricted cash

The Company considers cash that is held as a compensating balance for letter of credit arrangements, cash held in escrow and funds that will be exclusively used for certain music and sporting events as restricted cash.

Restricted cash – current and long term portion, consisted of the following:

	March 31, 2011	December 31, 2010
Letter of credit arrangements – current portion	$560,000	$560,000
Letter of credit arrangements – long-term portion	500,000	500,000
Cash held in escrow	592,205	-
Funds to be used for a particular event	2,543,363	-
	$4,195,568	$1,060,000

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Letter of credit arrangements were held primarily in certificates of deposit to be used as security in accordance with the terms of the employment agreements with the Company’s Chief Executive Officer and Executive Vice President. The letter of credit may be reduced after six months, and after each six month period thereafter, in increments of $250,000. Restricted cash long-term portion represents the amount that may be reduced after 1 year.

Accounts receivable

The Company has a policy of reserving for accounts receivable based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2011 and December 31, 2010, management determined that an allowance was necessary which amounted to $131,225 and $30,500, respectively. The Company recorded bad debt expense of $60,794 for the three months ended March 31, 2011.

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

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the three months ended March 31, 2011 and for the period from February 10, 2010 (inception) to March 31, 2010.

Income taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. Under ASC Topic 740, deferred tax assets are recognized for future deductible temporary differences and for tax net operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax asset if, based upon the available evidence, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740, also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company may, from time to time, be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. The Company’s Federal tax returns for 2010 are still open. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the statements of operations as other general and administrative costs.

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

•	Revenue from the sale of products is recognized at the point of sale at the live event concession stands.
 The following table provides data regarding the source of the Company’s net revenues for the three months ended March 31, 2011:
	$	% of Total
Live events – promoter’s fee and related revenues	$286,200	98%

Advertising – sponsorships	5,000	2%

Total	$291,200	100%

Cost of revenues and prepaid expenses

Costs related to live events are recognized when the event occurs. Event costs paid prior to an event are capitalized to prepaid expenses and then charged to expense at the time of the event. Cost of other revenue streams are recognized at the time the related revenues are realized. Prepaid expenses of $384,364 and $143,106 at March 31, 2011 and December 31, 2010, respectively, consist primarily of costs paid for future events which will occur within a year. Prepaid expenses also include prepayments of insurance, public relation services and other administrative expenses which are being amortized over the terms of the agreements.

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

For the three months ended March 31, 2011, we recognized revenues from promoter and advisory fee from live events of approximately $285,000 from four companies that accounted for 17%, 21%, 27%, and 32%, respectively, of our total net revenues. At March 31, 2011, one customer accounted for 67% of accounts receivable. At December 31, 2010, two customers accounted for 95% of accounts receivable.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances, participation guarantees and other receivables

Advances receivable represent cash paid in advance to athletes for their training. The Company has the right to offset the advances against the amount payable to such athletes for their future sporting events. The amounts advanced under such arrangements are short-term in nature. Promotional advances represents signing bonuses paid to athletes upon signing the promotional agreements with the Company. Promotional advances are amortized over the terms of the promotional agreements, generally from three to four years. During the three months ended March 31, 2011, amortization of these promotional advances amounted to $8,643 which is included under the caption of live events expenses in the accompanying consolidated condensed statements of operations. The carrying amount of the assigned promotional advances of $59,612 were allocated to retained earnings as a result of the Separation agreement entered into between the Company and the former president of the Company on March 28, 2011 in accordance with ASC 505-30 “Treasury Stock” (see Note 7).

	March 31, 2011	December 31, 2010
Advances receivable	$19,380	$13,250
Promotional advances – current portion	-	34,572
Promotional advances – long-term portion	-	49,153
Refundable advance	-	205,000
Participation guarantees, net of allowance	352,500	255,000
Other receivables	28,063	18,474
	$399,943	$575,449

Advertising

Advertising is expensed as incurred and is included in sales and marketing expenses on the accompanying consolidated condensed statement of operations.  For the three months ended March 31, 2011, advertising expense totaled $9,914. For the period from February 10, 2010 (inception) to March 31, 2010, advertising expense totaled $6,525.

Net loss per common share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of March 31, 2011, potential shares of common stock could arise from 2,600,000 stock options, 2,250,000 shares of convertible preferred stock and 750,000 shares equivalents issuable pursuant to embedded conversion features which could potentially dilute future earnings per share. For the period from February 10, 2010 (inception) to March 31, 2010, there were no options and warrants which could potentially dilute future earnings per share.

The following table sets forth the computation of basic and diluted loss per share:

	Three month period ended March 31, 2011	For the Period from February 10, 2010 to March 31, 2010
Numerator:
Net loss	$ (1,288,362)	$ (171,782)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	22,718,027	12,090,000

Denominator for dilutive loss per share
(adjusted weighted-average)	22,718,027	12,090,000

Basic and diluted loss per share from continuing operations	$ (0.06)	$ (0.01)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated condensed financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

NOTE 2 –NOTES AND LOAN RECEIVABLE

On June 28, 2010, the Company issued a demand promissory note of $25,000 to an unrelated party. The note was due on demand and bore interest at 6% per annum. The Borrower had the option of paying the principal sum to the Company in advance in full or in part at any time without premium or penalty. In February 2011, the borrower paid the principal amount of this promissory note.

Between December 2010 and March 2011, the Company issued an aggregate of $33,500 of demand promissory notes to an athlete. The notes are due on demand and are non-interest bearing. However unpaid principal after the lender’s demand shall accrue interest at 5% per annum until paid.

In November 2010, the Company issued promissory notes for a total of $18,000 to an unrelated party. The notes are due on August 31, 2011 and bear interest at 4% per annum. The Borrower shall have the option of paying the principal sum to the Company prior to the due date without penalty. Between December 2010 and March 2011, the Company also loaned $2,224,672 to this borrower. Such loan is due on demand and bears interest at 10% per annum. Accrued interest receivable on these notes and loan receivable amounted to $19,727 and $144 as of March 31, 2011 and December 31, 2010, respectively, and is included in other receivables. The borrower is the owner of Concerts International, Inc. (“CII”). In December 2010, the Company had entered into a non-binding joint venture term sheet with CII whereby it outlines the material terms and conditions of a proposed joint venture and Shareholder Agreement. Under the terms of this non-binding joint venture term sheet, the parties will form an entity to operate an annual country music festival.  Such loans were use to fund the costs and expenses in connection with the upcoming country music festival in August 2011. This advance is recorded as a loan to the borrower until such time as the Shareholder Agreement has been executed. Upon execution of the Shareholder Agreement, this advance will then be considered and recorded as a shareholder advance/loan to such joint venture company.  On April 26, 2011, the Shareholder Agreement was executed and entered into between the Company, CII and the joint venture company (see Note 9).

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	March 31, 2011	December 31, 2010
Furniture and fixtures	5 years	$14,057	$14,057
Office and computer equipments	5 years	25,117	21,145
Leasehold improvements	5 years	7,250	7,250
		46,424	42,452
Less: accumulated depreciation		(10,888)	(8,928)

		$35,536	$33,524

For the three months ended March 31, 2011, depreciation expense amounted to $1,960. For the period from February 10, 2010 (inception) to March 31, 2010, depreciation expense amounted to $46.

NOTE 4 – NOTES PAYABLE

In February 2011, the Company and its wholly-owned subsidiaries, Empire and EXCX Funding Corp. (collectively the “Borrowers”), entered into a Credit Facility Agreement with two lenders, whereby one of the lenders is the Company’s Co-Chairman of the Board of Directors. The credit facility consists of a loan pursuant to which $4.5 million can be borrowed on a senior secured basis. The indebtedness under the loan facility will be evidenced by a promissory note payable to the order of the lenders. The loan shall be used exclusively to fund the costs and expenses of certain music and sporting events (the “Event”) as agreed to by the parties. The notes bear interest at 6% per annum and mature on January 31, 2012, subject to acceleration in the event the Borrowers undertake third party financing. In addition to the 6% interest, the Borrower shall also pay all interest, fees, costs and expenses incurred by lenders in connection with the issuance of this loan facility. Pursuant to the Credit Facility Agreement, the Borrowers entered into a Master Security Agreement, Collateral Assignment and Equity Pledge with the lenders whereby the Borrowers hereby collaterally assign and pledge to lenders, and hereby grant to lenders a present, absolute, unconditional and continuing security interest in, all of the property, assets and equity interests of the Company as defined in such agreement. Furthermore, in connection with the Credit Facility Agreement, the Lenders entered into a Contribution and Security Agreement (the “Contribution Agreement”) with the

NOTE 4 – NOTES PAYABLE (continued)

Company’s Chief Executive Officer, Sheldon Finkel, pursuant to which Sheldon Finkel agreed to pay or reimburse the Lenders the pro rata portion (1/3) of any net losses from Events and irrevocably pledging to lenders that certain irrevocable letter of credit dated in June 2010 in favor of Sheldon Finkel. As consideration for the extension of credit pursuant to the Credit Facility Agreement, the Borrowers are obligated to pay a fee equal to 15% of the initial loan commitment of $4.5 million (the “Preferred Return Fee”) of which the Company’s Chief Executive Officer, Sheldon Finkel, shall receive a pro-rata portion (1/3). The Preferred Return Fee shall be payable if at all, only out of the net profits from the Events.  Accordingly, the Company shall record the Preferred Return Fee upon attaining net profits from the Events. The Company also agreed to issue to the Lenders and Sheldon Finkel an aggregate of 2,250,000 shares of the Company’s newly designated Series A Preferred Stock, convertible into one share each of the Company’s common stock. The Company valued the 2,250,000 Series A Preferred Stock at the fair market value of the underlying common stock on the date of grant at $1.20 per share or $2,700,000 and recorded a debt discount of $1,800,000 and deferred financing cost of $900,000 which are being amortized over the term of the notes. Such deferred financing cost represents the 750,000 Series A Preferred Stock issued to Sheldon Finkel for guaranteeing one-third of the net losses and assignment of that certain irrevocable letter of credit, as described above. On May 4, 2011, 1,500,000 of these preferred shares were converted into common stock. Although the amount cannot be reasonably estimated at this time, management believes that revenues from the event will exceed its costs. As of March 31, 2011, accrued interest and fees on these notes amounted to $33,150.

At March 31, 2011, note payable consisted of the following:

Note payable                                                              $     2,250,000
Less: debt discount                                                            (811,233)
                                                                           --------------------------
Note payable, net                                                      $     1,438,767
                                                                           ===============

At March 31, 2011, note payable – related party consisted of the following:

Note payable – related party                                      $     2,250,000
Less: debt discount   – related party                                  (811,233)
                                                                           --------------------------
Note payable - related party, net                                $     1,438,767
                                                                           ===============
For the three months ended March 31, 2011, amortization of debt discount and deferred financing cost amounted to $266,301 and is included in interest expense. As of March 2011, deferred financing cost amounted to $811,233.

 NOTE 5 – CONVERTIBLE PROMISSORY NOTES

On February 1, 2011, the Company raised $750,000 in consideration for the issuance of convertible promissory notes from various investors, including $100,000 from the Company’s Co-Chairman of the Board of Directors. The convertible promissory notes bear interest at 5% per annum and are convertible into shares of the Company’s common stock at a fixed rate of $1.00 per share. The convertible promissory notes are due on February 1, 2012. In connection with these convertible promissory notes, the Company issued 750,000 shares of the Company’s common stock. The Company valued these common shares at the fair market value on the date of grant. The funds are required to be held in escrow and may be released only in order to assist the Company in paying third party expenses, which may include activities related to broadening the Company’s shareholder base through shareholder awareness campaigns and other activities.

In accordance with ASC 470-20-25, the convertible promissory notes were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. In addition the Company allocated the proceeds received from such financing transaction to the convertible promissory note and the detached 750,000 shares of the Company’s common stock on a relative fair value basis in accordance with ASC 470 -20 “Debt with Conversion and Other Options”. Therefore the portion of proceeds allocated to the convertible debentures and the detached common stock amounted to $750,000 and was determined based on the relative fair values of each instruments at the time of issuance.  Consequently the Company recorded a debt discount of $750,000 which is limited to the amount of proceeds and is being amortized over the term of the convertible promissory notes. The Company evaluated whether or not the convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the convertible promissory notes have a fixed conversion price of

NOTE 5 – CONVERTIBLE PROMISSORY NOTES (continued)

$1.00, the convertible promissory notes are not considered derivatives. As of March 31, 2011, accrued interest on these convertible promissory notes amounted to $6,062.

At March 31, 2011, convertible promissory notes consisted of the following:

Convertible promissory notes                                                 $         650,000

Less: debt discount                                                                           (546,712)
                                                                                        --------------------------
Convertible promissory notes, net                                         $          103,288
                                                                                         ===============

At March 31, 2011, convertible promissory note – related party consisted of the following:

Convertible promissory note – related party                          $           100,000

Less: debt discount                                                                                 (84,110)
                                                                                          --------------------------
Convertible promissory notes – related party, net                  $             15,890
                                                                                          ===============

For the three months ended March 31, 2011, amortization of debt discount amounted to $119,178 and is included in interest expense.

NOTE 6 – RELATED PARTY TRANSACTIONS

Note payable - related party

In February 2011, the Company and its wholly-owned subsidiaries, entered into a Credit Facility Agreement with two lenders, whereby one of the lenders is the Company’s Co-Chairman of the Board of Directors. The credit facility consists of a loan pursuant to which $4.5 million can be borrowed on a senior secured basis. The Company’s Co-Chairman funded $2,250,000 to the Company under this Credit Facility Agreement (see Note 4). Furthermore, in connection with the Credit Facility Agreement, the Lenders entered into a Contribution and Security Agreement (the “Contribution Agreement”) with the Company’s Chief Executive Officer, Sheldon Finkel, pursuant to which Sheldon Finkel agreed to pay or reimburse the Lenders the pro rata portion (1/3) of any net losses from Events and irrevocably pledging to lenders that certain irrevocable letter of credit dated in June 2010 in favor of Sheldon Finkel. As consideration for the extension of credit pursuant to the Credit Facility Agreement, the borrowers are obligated to pay a fee equal to 15% of the initial loan commitment of $4.5 million (the “Preferred Return Fee”) of which the Company’s Chief Executive Officer, Sheldon Finkel, shall receive a pro-rata portion (1/3). The Preferred Return Fee shall be payable if at all, only out of the net profits from the Events.

Convertible promissory note - related party

 On February 1, 2011, the Company raised $750,000 in consideration for the issuance of convertible promissory notes from various investors, including $100,000 from the Company’s Co-Chairman of the Board of Directors. The Company’s director loaned $100,000 to the Company. The convertible promissory notes bear interest at 5% per annum and are convertible into shares of the Company’s common stock at a fixed rate of $1.00 per share. The convertible promissory notes are due on February 1, 2012 (see Note 5).

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

In February 2011, the Company issued 200,000 shares of the Company’s common stock in connection with a one year public relations and consulting agreement. The Company valued these common shares at the fair market value on the date of grant at $1.40 per share or $280,000. Accordingly, the Company recognized stock based consulting expense of $46,666 and prepaid expense of $233,334 during the three months ended March 31, 2011.

In March 2011, the Company entered into a Separation Agreement and General Release (the “Settlement Agreement”) with the former president of the Company. Pursuant to the Settlement Agreement, the former President, Mr. Cohen shall return 900,000 shares of the Company’s common stock which he currently owns for cancellation and sell 1,200,000 shares of the Company’s common stock he owned to one or more purchasers who are accredited investors on the closing date (the “Closing”).  At the Closing, the proceeds from the private sale of the 1,200,000 shares are to be distributed for payment and reimbursement of various fees and obligations outstanding to the Company, a certain vendor, the Company’s Co-Chairman of the Board of Directors and $115,000 to Mr. Cohen upon the satisfaction of the conditions to Closing in the Agreement.  The Closing occurred in April 2011 (see Note 8). In addition, Mr. Cohen’s employment agreement shall be terminated and the parties will exchange releases. In addition, at the Closing, the Company and Mr. Cohen have agreed to: (i) assignments of certain boxing promotional rights agreements (subject to any required consents or approvals), and (ii) various profit sharing agreements with respect to certain of the boxing promotional rights agreements under which Mr. Cohen may elect to continue as the promoter of the boxers named therein. In connection with the return of the 900,000 shares of common stock, the Company valued the cancelled shares at $59,612 which represents the carrying amount of the assigned promotional advances and was allocated to retained earnings as a result of the Separation agreement entered into between the Company and the former president of the Company on March 28, 2011 in accordance with ASC 505-30 “Treasury Stock”.

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

On June 1, 2010, the Company granted an aggregate of 1,850,000 10-year options to purchase shares of common stock at $0.60 per share which vests one-third at the end of each three years to three officers of the Company. The 1,850,000 options were valued on the grant date at $0.60 per option or a total of $1,110,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.60 per share (based on recent sales of the Company’s common stock in a private placement), volatility of 209% (estimated using volatilities of similar companies), expected term of 6.5 years, and a risk free interest rate of 3.29%. For the three months ended March 31, 2011, the Company recorded stock-based compensation expense of $92,500.

On March 29, 2011, the Company granted an aggregate of 350,000 10-year options to purchase shares of common stock at $1.01 per share which vests one-third at the end of each three years to an officer and two employees of the Company. The 350,000 options were valued on the grant date at $1.01 per option or a total of $353,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.01 per share, volatility of 202%, expected term of 6.5 years, and a risk free interest rate of 3.47%. For the three months ended March 31, 2011, the Company did not record stock-based compensation expense since the amount was not material.

The Company granted 250,000 10-year options to purchase shares of common stock entered at $0.60 per share to the Company’s Executive Vice President in connection with his one year employment agreement commencing on October 1, 2010. The options vest and become exercisable in equal installments of the first three anniversaries of the effective date. The 250,000 options were valued on the grant date at $0.60 per option or a total of $150,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.60 per share (based on recent sales of the Company’s common stock in a private placement), volatility of 209% (estimated using volatilities of similar companies), expected term of 6.5 years, and a risk free interest rate of 2.75%. For the three months ended March 31, 2011, the Company recorded stock-based compensation expense of $12,500.

At March 31, 2011, there was a total of $1,020,167 of unrecognized compensation expense related to these non-vested option-based compensation arrangements.

On June 1, 2010, the Company granted an aggregate of 950,000 10-year options to purchase shares of common stock at $0.60 per share which vests one third at the end of each three years to four consultants of the Company. The Company marked to market these options at March 31, 2011 using the fair market value of the stock on that date at $1.14 per share. The Black-Scholes option pricing model used for this valuation had the following assumptions: stock price of $1.14 per share, volatility of 202%, expected term of approximately nine years, and a risk free interest rate of 3.47%. For the three months ended March 31, 2011, the Company recorded stock-based consulting expense of $71,250.

NOTE 7 – STOCKHOLDERS’ EQUITY (continued)

During the three months ended March 31, 2011, 600,000 options were forfeited in accordance with the termination of employee relationships.

A summary of the stock options as of March 31, 2011 and changes during the period are presented below:

	Number of Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at beginning of year	2,850,000	$0.60	9.45
Granted	350,000	1.01	10.0
Exercised	-	-	-
Forfeited	(600,000)	0.60	9.20
Cancelled	-	-	-
Balance outstanding at the end of period	2,600,000	$0.66	9.32

Options exercisable at end of period	-	$-
Options expected to vest	2,600,000
Weighted average fair value of options granted during the period		$1.01

Stock options outstanding at March 31, 2011 as disclosed in the above table have approximately $1,260,000 intrinsic value at the end of the period.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Period ending March 31:
2011	47,520
2012	64,764
2013	66,663
2014	68,634
2015 and thereafter	17,283
$264,864

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

Rent expense was $17,304 for the three months ended March 31, 2011. Rent expense was $3,240 for the period from February 10, 2010 (inception) to March 31, 2010.

Consulting Agreement

On January 17, 2011, the Company entered into a one year Advertising and Promotional Services Agreement with a consultant. The consultant will provide planning, developing and implementing promotional campaigns for the Company. The Consultant is entitled to cash compensation of $30,000 per month. This agreement may be terminated by the Company with or without cause upon written notice 60 days following the date of this agreement.

Employment Agreement

In March 2011, the Company entered into a Separation Agreement and General Release (the “Settlement Agreement”) with the former president of the Company. Pursuant to the Settlement Agreement, the former President, Mr. Cohen shall return 900,000 shares of the Company’s common stock which he currently owns for cancellation and sell 1,200,000 shares of the Company’s common stock he owned to one or more purchasers who are accredited investors on the closing date (the “Closing”). The Closing occurred in April 2011. In addition, Mr. Cohen’s employment agreement shall be terminated and the parties will exchange releases.

Production Agreement

In November 2010, the Company entered into a letter agreement with a sports network programming company, whereby the Company will supply 12 fully produced and broadcast episodes of boxing matches each month beginning January 2011. The Company will pay the sports network programming company distribution fees of $16,500 per episode for a total of $198,000. In March 2011, both parties agreed to terminate this agreement. The Company did not incur any expenses from this agreement.

Litigation

The Company, its wholly owned subsidiary, The Empire Sports & Entertainment Co. (“The Empire”) and their directors are parties to litigation in the Supreme Court of the State of New York, County of New York, Index No. 100938/11, which was filed on January 24, 2011 by Shannon Briggs (“Plaintiff” or “Briggs”), a professional boxer and a shareholder in the Company, for breach of fiduciary duty, conversion unjust enrichment and breach of contract.  Briggs is suing for damages in an undetermined amount. The suit did not specify the amount of damages being sought. The Company disputes the plaintiff’s allegations and believes that the lawsuit is without merit. On or about February 17, 2011, the Company, The Empire and its directors, moved to: (i) dismiss the Non-Boxing Claims on the grounds that any such claims were released by Briggs pursuant to a general release contained in a Subscription Agreement that Briggs entered into with the Company in July 2010; and (ii) compel arbitration of Briggs’ Boxing Claims before the American Arbitration Association pursuant to the terms of a professional boxing promotional agreement with Briggs.  The Company is confident that it will prevail on the motion and that the Non-Boxing Claims will be dismissed pursuant to the terms of the Subscription Agreement and that the Company will prevail on an arbitration on the Boxing Claims because Briggs was paid his entire purse for his world championship title challenge. On May 3, 2011, the Court entered an order compelling arbitration of the plaintiff’s professional boxing claims against The Empire and stayed the action against all other defendants, pending the conclusion of such arbitration.  This stay included a stay of all of the plaintiff’s Non-Boxing Claims against all of the defendants.

NOTE 9 – SUBSEQUENT EVENTS

Joint Venture Arrangement

In February 2011, a new entity was formed and organized in preparation and in connection with a proposed joint venture. The Company had entered into a non-binding joint venture term sheet in December 2010 whereby it outlines the material terms and conditions of a proposed joint venture to be entered into between the Company and Concerts International, Inc. (“CII”). Under the terms of this non-binding joint venture term sheet, the parties formed an entity, Capital Hoedown, Inc. (“Capital Hoedown”), to operate an annual country music festival. This Shareholder Agreement was executed and entered into between the Company, CII and Capital Hoedown on April 26, 2011. Based on the Shareholder Agreement, the Company owns 66.67% and CII owns 33.33% of the issued and outstanding shares of Capital Hoedown. Contemporaneously with the execution of the Shareholder Agreement, Capital Hoedown entered into a management service agreement with CII and Denis Benoit, owner of CII, whereby a management fee of $100,000 (in Canadian dollars) shall be paid to CII each year such country music festival event is produced. The management fee will be paid in eight equal monthly installments of $12,500 and will cover the salaries of the manager and general office overhead. On April 26, 2011, the Company issued a revolving demand loan to CII and Denis Benoit up to a maximum amount of $500,000.  Additionally, on April 26, 2011, the Company issued a revolving demand loan to Capital Hoedown up to a maximum amount of $4,000,000. These funds are exclusively for the operation and management of Capital Hoedown. The Company is entitled to  interest of 10% per annum under these revolving demand loans and shall be payable on the earlier of January 15, 2012 or upon demand by the Company. It is currently anticipated that operations of the Joint Venture will be consolidated with the Company’s financial position and operations from its inception.

The closing of the proceeds from the private sale of the 1,200,000 shares occurred in April 2011 in connection with the Separation Agreement and General Release with the former president of the Company (see Note 8). The Company received a total of $77,250 for reimbursement of costs and expenses on the closing date pursuant to this agreement.

In April 2011, the Company sold an aggregate of 410,000 shares of common stock at a purchase price of $0.60 per share which generated gross proceeds of $246,000.

On May 4, 2011, the holders of 1,500,000 shares of Series A Preferred Stock converted their shares into 1,500,000 shares of Common Stock. One of the holders is the Company’s Co-Chairman of the Board of Directors.

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

On October 8, 2010, we administratively entered into a series of agreements with the purpose of transferring certain of the residual assets and liabilities which were owned by the Shell whereby we did a reverse merger on September 29, 2010. These agreements were effectively consummated on the date of reverse merger. The agreements transferred certain assets and liabilities in connection with a website business to the former shareholders of the Shell in exchange for 17,596,603 shares of the Company's common stock.  We believe that the fair value of the shares received for those assets and liabilities was not material. The shares were cancelled immediately upon receipt.

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

A newly-formed wholly-owned subsidiary, EXCX Funding Corp., a Nevada corporation was formed in January 2011 for the purpose of entering into a Credit Facility Agreement in February 2011.

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

 Stock-Based Compensation

           Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain.

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

Advances, participation guarantees and other receivables

Advances receivable represent cash paid in advance to athletes for their training. We have the right to offset the advances against the amount payable to such athletes for their future sporting events. The amounts advanced under such arrangements are short-term in nature. Promotional advances represents signing bonuses paid to athletes upon signing the promotional agreements with the Company. Also included in this caption was a receivable for a participation guarantee and other receivables at March 31, 2011.

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

For the Three Months Ended March 31, 2011 and for the period from February 10, 2010 (inception) to March 31, 2010.

Net Revenues

Revenue from live and televised events, consisting primarily of promoter’s fees and sponsorships, was $291,200 for the three months ended March 31, 2011 as compared to $0 for the period from February 10, 2010 (inception) to March 31, 2010. We have no comparable net revenues during the prior period as we were in our early stages of our operations.

The following table provides data regarding the source of our net revenues for the three months ended March 31, 2011:

	$	% of Total
Live events – promoter’s fee and related revenues	$286,200	98%

Advertising – sponsorships	5,000	2%

Total	$291,200	100%

For the three months ended March 31, 2011, we recognized revenues from promoter and advisory fee from live events of approximately $285,000 from four companies that accounted for 17%, 21%, 27%, and 32%, respectively, of our total net revenues.

 Operating Expenses

Total operating expenses for the three months ended March 31, 2011 was $1,178,136 as compared to $171,782 for the period from February 10, 2010 (inception) to March 31, 2010. The operating expenses consisted of the following:
	Three months ended March 31, 2011	Period from February 10, 2010 (inception) to March 31, 2010
Cost of revenues	$189,916	$-
Sales and marketing	9,914	6,525
Live events expenses	90,181	70,947
Compensation expense and related taxes	352,711	45,000
Consulting fees	187,860	4,000
General and administrative	347,554	45,310
Total	$1,178,136	$171,782

The increase of $1,006,354 or 586% was primarily due to the following factors:

·
Cost of revenues:  Cost of revenues for live event production was $189,916 for three month periods ended March 31, 2011 as compared to $0 for the period from February 10, 2010 (inception) to March 31, 2010.   Live event production costs consist principally of fighters’ purses, production cost of live events, venue rental and related live events expenses. The increase of $189,916 or 100% in cost of revenues reflects the effects of increase net revenues during the three months ended March 31, 2011. We expect cost of revenues for live events to increase for the remainder of our current fiscal year as we promote more music and sporting events.

·
Sales and marketing:  For the three month periods ended March 31, 2011, sales and marketing expense was $9,914 as compared to $6,525 for the period from February 10, 2010 (inception) to March 31, 2010. The increase of $3,389 or 52% was primarily due to the increase in operations. Sales and marketing expenses primarily consist of marketing, advertising and promotion expenses directly and indirectly related to live events. Indirect expenses consist of internet and print advertising.

·
Live events expenses: For the three month periods ended March 31, 2011, live events expenses was $90,181 as compared to $70,947 for the period from February 10, 2010 (inception) to March 31, 2010.   Live events operations expenses consist primarily of wages and consultants’ fees related to day-to-day administration of the Company’s live events, fighter recruiting and signing bonuses. The increase of $19,234 or 27% was primarily attributable to the live events that occurred during the three months ended March 31, 2011 as compared to none during the period from February 10, 2010 (inception) to March 31, 2010.

·
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensation to our employees. For the three months ended March 31, 2011, and for the period from February 10, 2010 (inception) to March 31, 2010, compensation expense and related taxes were $352,711 and $45,000. The increase of $307,711 or 684% were primarily attributable to the hiring of our executive employees and additional support staff in June 2010 and the recognition of stock-based compensation expense of $105,000 which is attributable to stock options granted to our chief executive officer, executive vice president and two directors.

·
Consulting fees: For three month period ended March 31, 2011, we incurred consulting fees of $187,860 as compared to $4,000 for the period from February 10, 2010 (inception) to March 31, 2010, which were primarily attributable to the issuance of our common stock for services rendered to a consultant for investor relations and advisory services of $46,666 and payment of $60,000 in connection with a investor relation and consulting agreement.  This increase is also primarily attributable to stock-based compensation expense of $71,250 which is attributable to stock options granted to two consultants.

·
General and administrative expenses: For the three month  period ended March 31, 2011 and for the period from February 10, 2010 (inception) to March 31, 2010, general and administrative expenses were $347,554 and $45,310 and consisted of the following:

	Three months ended March 31, 2011	Period from February 10, 2010 (inception) to March 31, 2010
Rent	$17,304	$3,240
Professional fees	152,749	-
Telephone	10,065	2,195
Travel/Entertainment	42,294	35,576
Depreciation	1,960	46
Bad debts	60,794	-
Insurance expense	23,469	-
Other general and administrative	38,919	4,253
Total	$347,554	$45,310

The overall increase of $302,244 or 667% in general and administrative expenses is primarily related to an increase in accounting, auditing and legal fees in connection with our SEC filings. The overall increase in general and administrative expenses is also primarily attributable to an increase in operations and the expected overall growth in our business. Our general and administrative expenses during the period from February 10, 2010 (inception) to March 31, 2010 were much lower as we were in our early stages of our operations and had not generated revenues during the prior period.

Loss from Operations

We reported a loss from operations of $886,936 and $171,782 respectively for the three months ended March 31, 2011 and for the period from February 10, 2010 (inception) to March 31, 2010.

Other Income (Expenses)

Total other income (expense) was $401,426 and $0, respectively, for the three months ended March 31, 2011 and for the period from February 10, 2010 (inception) to March 31, 2010 and is primarily attributable to:

•	$23,659 of interest income for the three months ended March 31, 2011 attributable to our certificates of deposit and interest receivable from loans receivable.
•
$425,085 in interest expense for the three months ended March 31, 2011. Such increase is primarily attributable to the amortization of debt discounts and deferred financing cost on promissory notes of $385,479 and interest on notes payable and convertible promissory notes issued during 1st quarter of fiscal 2011.

Net Loss

As a result of these factors, we reported a net loss available to common shareholders of $1,288,362 for the three months ended March 31, 2011 which translates to basic and diluted net loss per common share of $0.06, as compared to a net loss of $171,782 for the period from February 10, 2010 (inception) to March 31, 2010, which translates to basic and diluted net loss per common share of $0.01.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2011, we had a cash balance of $261,509 and working capital of $4,690,484. We have been funding our operations though the issuance of notes payable and convertible promissory notes for operating capital purposes. For the three months ended March 31, 2011, we received proceeds from such debts of $5,250,000.  Our balance sheet at March 31, 2011 reflects convertible notes payable from both related and unrelated parties amounting to $4,500,000, which bears interest at 6% per annum plus certain fees incurred by the lenders and matures on January 31, 2012, subject to acceleration in the event we undertake third party financing. Furthermore, we issued 5% convertible promissory notes to related and unrelated parties amounting to $750,000, which were to mature in February 2012. In April 2011, we sold 410,000 shares of common stock for gross proceeds of $246,000

Our net revenues are not sufficient to fund our operating expenses.  At March 31, 2011, we had a cash balance of $261,509 and a working capital of $4,690,484. During the three months ended March 31, 2011, we received proceeds of $5,250,000 from issuance of notes payable and convertible promissory notes which we expect to utilize to fund certain of our operating expenses, pay our obligations, and grow our Company. In April 2011, we also received gross proceeds of $246,000 from the sale of our stocks for operating capital purposes. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than our current working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations after 12 months. While we are attempting to increase revenues, it has not been significant enough to support our daily operations. We may need to raise significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. We do not anticipate we will be profitable in 2011.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

 Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2011 amounted to $3,341,441 and was primarily attributable to our net loss of $1,288,362, offset by depreciation of $1,960, amortization of promotional advances of $8,643, amortization of debt discount and deferred financing cost of $385,479, amortization of prepaid services of $46,666, and stock-based compensation of $176,250 and add-back of total changes in assets and liabilities of $2,732,871. These changes in assets and liabilities is primarily attributable to an increase in restricted cash – current portion for a total of $3,135,568, and decrease in accounts receivable of $218,196 advances, participation guarantees, and other receivables of $107,161.

 Net cash flows used in operating activities for the period from February 10, 2010 (inception) to March 31, 2010 amounted to $326,850 and was primarily attributable to our net loss of $171,782, offset by depreciation of $46, amortization of promotional advances of $5,346, contributed officer services of $45,000 and add-back of total changes in assets and liabilities of $205,460.These changes in assets and liabilities is primarily attributable to an increase in advances, participation guarantees, and other receivables of $156,601.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2011 was $2,156,600 and represented an investment in note and loans receivable of $2,177,628 and the purchase of property and equipment of $3,972 offset by collection on note receivable of $25,000.

Net cash used in investing activities for the period from February 10, 2010 (inception) to March 31, 2010 was $15,479 and represented the purchase of property and equipment of $15,479.

Financing activities

Net cash flows provided by financing activities was $5,250,000 for the three months ended March 31, 2011. We received net proceeds from the issuance of notes payable and convertible promissory notes from both related and unrelated parties of $5,250,000.

Net cash flows provided by financing activities were $366,744 for the period from February 10, 2010 (Inception) to March 31, 2010. We received proceeds from loan payable – related party of $319,000, advances from a related party of $61,885 and offset by payments on related party advances of $14,141.

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

            The following table summarizes our contractual obligations as of March 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Note payable	$2,250,000	$2,250,000	$-	$-	$-
Note payable – related party	2,250,000	2,250,000	-	-	-
Convertible promissory notes	650,000	650,000	-	-	-
Convertible promissory note - related party	100,000	100,000	-	-	-
Operating lease	264,864	47,520	200,061	17,283	-

Total Contractual Obligations	$5,514,864	$5,297,520	$200,061	$17,283	$-

Joint Venture Arrangement

In February 2011, a new entity was formed and organized in preparation and in connection with a proposed joint venture. We had entered into a non-binding joint venture term sheet in December 2010 whereby it outlines the material terms and conditions of a proposed joint venture to be entered into between the Company and Concerts International, Inc. (“CII”). Under the terms of this non-binding joint venture term sheet, the parties formed an entity, Capital Hoedown, Inc. (“Capital Hoedown”), to operate an annual country music festival. This Shareholder Agreement was executed and entered into between the Company, CII and Capital Hoedown on April 26, 2011. Based on the Shareholder Agreement, the Company owns 66.67% and CII owns 33.33% of the issued and outstanding shares of Capital Hoedown. Contemporaneously with the execution of the Shareholder Agreement, Capital Hoedown entered into a management service agreement with CII and Denis Benoit, owner of CII, whereby a management fee of $100,000 (in Canadian dollars) shall be paid to CII each year such country music festival event is produced. The management fee will be paid in eight equal monthly installments of $12,500 and will cover the salaries of the manager and general office overhead. On April 26, 2011, we issued a revolving demand loan to CII and Denis Benoit up to a maximum amount of $500,000.  Additionally, on April 26, 2011, we issued a revolving demand loan to Capital Hoedown up to a maximum amount of $4,000,000. These funds are exclusively for the operation and management of Capital Hoedown. We are entitled to interest of 10% per annum under these revolving demand loans and shall be payable on the earlier of January 15, 2012 or upon demand by the Company. It is currently anticipated that the operations of the Joint Venture will be consolidated with our financial position and operations from its inception.

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

With respect to the quarterly period ended March 31, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of March 31, 2011 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On January 24, 2011, Shannon Briggs filed suit against Gregory D. Cohen, Sheldon Finkel, Barry Honig, The Empire Sports & Entertainment Co., and The Empire Sports & Entertainment Holdings Co. in the Supreme Court (the “Court”) of the State of New York, County of New York (Case No. 100 938/11). The plaintiff was a heavyweight boxer who had entered into a promotional agreement which had been assigned to The Empire Sports & Entertainment Co.  The plaintiff brought the suit against the defendants asserting professional boxing and non-professional boxing related claims for breach of fiduciary duties, unjust enrichment, conversion and breach of contract. The suit did not specify the amount of damages being sought. The Company disputes the plaintiff’s allegations.  On February 10, 2010, the Company filed a motion to compel arbitration of the plaintiff’s professional boxing related claims and to dismiss the plaintiff’s non-professional boxing related claims.  On May 3, 2011, the Court entered an order compelling arbitration of the plaintiff’s professional boxing claims against The Empire and stayed the action against all other defendants, pending the conclusion of such arbitration.  This stay included a stay of all of the plaintiff’s Non-Boxing Claims against all of the defendants.

ITEM 1A. RISK FACTORS.

               Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 2011, we sold $750,000 in aggregate principal amount of convertible promissory notes from various investors, including the Co-Chairman of our Board of Directors. The convertible promissory notes bear interest at 5% per annum and are convertible into shares of our common stock at a fixed rate of $1.00 per share. The convertible promissory notes are due on February 1, 2012. In connection with these convertible promissory notes, we issued 750,000 shares of our common stock. We valued these common shares at the fair market value on the date of grant. The funds are required to be held in escrow and may be released only in order to assist the Company in paying third party expenses, which may include activities related to broadening the Company’s shareholder base through shareholder awareness campaigns and other activities. The notes and shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by any issuer not involving a public offering.

During April 2011, we accepted subscriptions for an aggregate of 410,000 shares of common stock to certain accredited investors for an aggregate purchase price of $246,000.  The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by any issuer not involving a public offering.

              On May 4, 2011, we issued an aggregate of 1,500,000 shares of common stock to certain accredited investors, including the Co-Chairman of our Board of Directors, in connection with the conversion of 1,500,000 shares of Series A Preferred Stock. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by any issuer not involving a public offering.

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

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2010)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2010)
10.1**	The Empire Sports & Entertainment Holdings Co. 2010 Equity Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2010)
10.2**	Form of 2010 Incentive Stock Option Agreement(Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2010)

10.3**	Form of 2010 Non-Qualified Stock Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2010)
10.4**	Employment Agreement Shelly Finkel (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2010)
10.5
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Incorporated by reference to Exhibit 10.1  (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2010)

10.6	Form of Stock Purchase Agreement, dated as of October 8, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2010)
21.1	List of Subsidiaries*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herein
 ** Indicates a management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE EMPIRE SPORTS & ENTERTAINMENT HOLDINGS CO.

Date: May 13, 2011	By:	/s/ Shelly Finkel
Shelly Finkel
Chief Executive Officer (Principal Executive Officer)
Date: May 13, 2011	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Principal Financial and Accounting Officer)