Form 10-Q
period 2011-06-30
Sagebrush Gold Ltd.
filed 2011-08-22
CIK 1432196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER:  333-150462

Sagebrush Gold Ltd.
(Name of Registrant as specified in its charter)

Nevada	26-0657736
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

1640 TERRACE WAY, WALNUT CREEK CA 94597
 (Address of principal executive office)

(925) 930-6338
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  37,095,805 shares of common stock are issued and outstanding as of August 22, 2011.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

TABLE OF CONTENTS
		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	F-2

Condensed Consolidated Statements of Operations for the Six and Three Months Ended June 30, 2011 (Unaudited) and for the Period from February 10, 2010 (Inception) to June 30, 2010 and Three Months Ended June 30, 2010 (Unaudited)
		F-3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 (Unaudited) and for the Period from February 10, 2010 (Inception) to June 30, 2010 (Unaudited)	F-4
	Notes to Unaudited Condensed Consolidated Financial Statements	F-5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	36
Item 4.	Controls and Procedures.	36

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	37
Item 1A.	Risk Factors.	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	37
Item 3.	Default upon Senior Securities.	37
Item 4.	(Removed and Reserved)	37
Item 5.	Other Information.	37
Item 6.	Exhibits.	38

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
CONDENSED CONSOLIDATED BALANCE SHEETS

IN US$
June 30,	December 31,
2011	2010
(Unaudited)	( Note 1)

CURRENT ASSETS:
Cash and cash equivalents	$1,867,422	$509,550
Restricted cash - current portion	2,745,216	560,000
Accounts receivable, net	225,000	293,990
Note and loan receivable	33,500	123,544
Loan receivable - related party	459,270	-
Advances, participation guarantees, and other receivables, net	52,142	526,296
Prepaid expenses	2,616,863	143,106
Deferred financing cost	590,790	-

Total Current Assets	8,590,203	2,156,486

OTHER ASSETS:
Restricted cash - long-term portion	500,000	500,000
Property and equipment, net	33,443	33,524
Advances - net of current portion	-	49,153
Deposits	58,509	38,509

Total Other Assets - Net	591,952	621,186

Total Assets	$9,182,155	$2,777,672

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$349,813	$101,329
Note payable, net of debt discount	1,684,210	-
Note payable - related party, net of debt discount	1,684,210	-
Convertible promissory notes, net of debt discount	265,342	-
Convertible promissory note - related party, net of debt discount	40,822	-
Due to related party	3,071	-

Total Liabilities	4,027,468	101,329

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Convertible Preferred stock ($.0001 Par Value; 50,000,000 Shares Authorized;
Series A, 750,000 and none issued and outstanding as of
June 30, 2011 and December 31, 2010, respectively)	75	-
Convertible Preferred stock ($.0001 Par Value; 8,000,000 Shares Authorized;
Series B, 800,000 and none issued and outstanding as of
June 30, 2011 and December 31, 2010, respectively)	800	-
Common stock ($.0001 Par Value; 500,000,000 Shares Authorized;
37,095,805 and 22,135,805 shares issued and outstanding as of
June 30, 2011 and December 31, 2010, respectively)	3,709	2,213
Additional paid-in capital	11,101,972	4,749,678
Accumulated deficit	(5,740,333)	(2,075,548)
Other comprehensive loss - cumulative foreign currency translation adjustment	(10,768)	-

Total Sagebrush Gold Ltd. Equity	5,355,455	2,676,343

Non-Controlling Interest in Subsidiary	(200,768)	-

Total Stockholders' Equity	5,154,687	2,676,343

Total Liabilities and Stockholders' Equity	$9,182,155	$2,777,672

See accompanying notes to unaudited condensed consolidated financial statements.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	IN US $
				For the Period from
	Three Months Ended	Three Months Ended	Six Months Ended	February 10, 2010 (Inception)
	June 30, 2011	to June 30, 2010	June 30, 2011	to June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$36,136	$214,584	$327,336	$214,584

Operating expenses:
Cost of revenues	4,475	135,332	194,391	135,332
Sales and marketing expenses	327,877	103,160	337,791	109,685
Live events expenses	91,062	131,419	181,243	202,366
Compensation and related taxes	396,496	75,833	749,207	120,833
Consulting fees	223,375	261,591	411,235	265,591
General and administrative expenses	489,082	129,473	836,636	174,783

Total operating expenses	1,532,367	836,808	2,710,503	1,008,590

Loss from operations	(1,496,231)	(622,224)	(2,383,167)	(794,006)

OTHER INCOME (EXPENSES):
Interest expense and other finance costs,
net of interest income of $25,682	(1,021,348)	-	(1,422,774)	-

Total other (expense) - net	(1,021,348)	-	(1,422,774)	-

Net loss available to common stockholders	$(2,517,579)	$(622,224)	$(3,805,941)	$(794,006)

Less: Net loss attributable to non-controlling interest	200,768	-	200,768	-

Net loss attributable to Sagebrush Gold Ltd.	$(2,316,811)	$(622,224)	$(3,605,173)	$(794,006)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.08)	$(0.03)	$(0.14)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	28,758,138	19,256,904	25,718,458	12,379,437

See accompanying notes to unaudited condensed consolidated financial statements.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	IN US $
		For the Period from
	Six Months Ended	February 10, 2010 (Inception) to
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)

Net loss attributable to Sagebrush Gold Ltd.	$(3,605,173)	$(794,006)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	4,053	2,088
Bad debts	60,794	-
Amortization of promotional advances	8,643	14,364
Amortization of debt discounts and deferred financing cost	1,308,794	-
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	116,665	-
Contributed officer services	-	90,000
Non-controlling interest	(200,768)	-
Common stock issued for services	-	240,000
Stock-based compensation	400,375	46,667
Changes in operating assets and liabilities:
Restricted cash - current portion	(2,185,216)	-
Accounts receivable	8,196	(37,684)
Advances, participation guarantees, and other receivables, net	454,962	(337,250)
Prepaid expenses	(2,310,422)	-
Deferred financing cost	(25,000)	-
Deposits	(20,000)	(40,269)
Accounts payable and accrued expenses	226,734	58,882

NET CASH USED IN OPERATING ACTIVITIES	(5,757,363)	(757,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on note and loan receivable	(18,500)	(25,000)
Advances on loan receivable - related party	(375,726)	-
Collection on note receivable	25,000	-
Cash acquired from acquisition of business	2,000,100	-
Purchase of property and equipment	(3,972)	(32,708)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,626,902	(57,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock to founders	-	100
Proceeds from sale of common stock, net of issuance cost	246,000	1,541,230
Proceeds from loan payable	-	160,000
Proceeds from note payable - related party	2,250,000	468,500
Proceeds from note payable	2,250,000	-
Proceeds from convertible promissory note - related party	100,000	-
Proceeds from convertible promissory notes	650,000	-
Collection on subscription receivable	30	-
Payments on related party advances	-	(88,869)
Proceeds from related party advances	3,071	163,364

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,499,101	2,244,325

EFFECT OF EXCHANGE RATE ON CASH	(10,768)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,357,872	1,429,409

CASH AND CASH EQUIVALENTS- beginning of period	509,550	-

CASH AND CASH EQUIVALENTS- end of period	$1,867,422	$1,429,409

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,771	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of loans payable	$-	$360,000
Carrying value of assumed assets, liabilities and certain promotion
rights agreement contributed from Golden Empire, LLC	$-	$(30,551)
Common stock issued for prepaid services	$280,000	$-
Beneficial conversion feature and debt discount in connection with the
issuance of convertible promissory notes	$750,000	$-
Debt discount in connection with the issuance of the credit facility
agreement and notes payable	$1,800,000	$-
Deferred financing cost in connection with the issuance of the credit facility
agreement and notes payable	$900,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

 Sagebrush Gold Ltd. (the “Company”), formerly The Empire Sports & Entertainment Holdings Co., formerly Excel Global, Inc. (the “Shell”), was incorporated under the laws of the State of Nevada on August 2, 2007. We operated as a web-based service provider and consulting company.  In September 2010, we changed our name to The Empire Sports & Entertainment Holdings Co, which was subsequently changed to Sagebrush Gold Ltd. on May 16, 2011.

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

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On April 26, 2011, a shareholder agreement (the “Shareholder Agreement”) was executed and entered into between Empire, Concert International Inc. (“CII”) and Capital Hoedown Inc.  (“Capital Hoedown”). Pursuant to the Shareholder Agreement, Empire has the right to select two directors, and CII has the right to select one director of Capital Hoedown. Based on the Shareholder Agreement, Empire owns 66.67% and CII owns 33.33% of the corporate joint venture (see Note 8). Contemporaneously with the execution of the Shareholder Agreement, Empire issued a revolving demand loan to CII and Denis Benoit, up to a maximum amount of $500,000.  Additionally, Empire issued a revolving demand loan to the Company’s majority owned subsidiary, Capital Hoedown Inc., up to a maximum amount of $4,000,000 which bears 10% interest per annum and payable on the earlier of the termination date on January 15, 2012 or upon demand by Empire. Such loan to the Company’s majority owned subsidiary, Capital Hoedown Inc., is considered an intercompany transaction and as such is eliminated at consolidation.

On May 16, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to change its name to “Sagebrush Gold Ltd.” from “The Empire Sports & Entertainment Holdings Co.”

On May 24, 2011, the Company entered into four limited liability company membership interests purchase agreements (the “Agreements”) with the owners of Arttor Gold LLC (“Arttor Gold”).  Each of the owners of Arttor Gold, (the “Members”) sold their interests in Arttor Gold in privately negotiated sales resulting in the Company acquiring 100% of Arttor Gold.  Pursuant to the Agreements, the Company issued 8,000,000 shares of preferred stock, designated Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) and 13,000,000 shares of Common Stock in exchange for 100% membership interests in Arttor Gold.  Each share of Series B Convertible Preferred Stock is convertible into one share each of the Company’s common stock. Assuming the conversion into Common Stock of the Series B Preferred Stock, the Company has an additional 21,000,000 shares of its Common Stock, on a fully-diluted basis, outstanding following the transaction. As a result of this transaction, on May 24, 2011, Arttor Gold became a wholly-owned subsidiary of the Company. Arttor Gold (an exploration stage company), a Nevada limited liability company, was formed and organized on April 28, 2011. Arttor Gold operates as a U.S. based junior gold exploration and mining company.

A newly-formed wholly-owned subsidiary, Noble Effort Gold, LLC, a Nevada corporation was formed in June 2011.

Basis of presentation

The consolidated condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company, its wholly-owned subsidiaries and a subsidiary with a majority voting interest of  approximately 67% (33% is owned by non-controlling interests). In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2011, and the results of operations and cash flows for the six months ended June 30, 2011 have been included. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated condensed financial statements have been derived from the audited financial statements of the Company for the period ended December 31, 2010, which are contained in Form 10-K as filed with the Securities and Exchange Commission on March 15, 2011. The consolidated balance sheet as of December 31, 2010 was derived from those financial statements.

Use of estimates

In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated balance sheet, and revenues and expenses for the period then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to,  allowance for bad debts, the useful life of property and equipment, the fair values of certain promotional contracts and the assumptions used to calculate fair value of options granted, beneficial conversion on notes payable, common stock issued for services and common stock issued in connection with an acquisition.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of June 30, 2011, the Company recorded a deficit non-controlling interest balance of $200,768 in connection with our majority-owned subsidiary, Capital Hoedown Inc. as reflected in the accompanying consolidated balance sheets.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At June 30, 2011, the Company has reached bank balances exceeding the FDIC insurance limit by approximately $835,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The Company did not identify any other assets or liabilities that are required to be presented on the condensed consolidated balance sheets at fair value in accordance with the accounting guidance.

Restricted cash

The Company considers cash that is held as a compensating balance for letter of credit arrangements, cash held in escrow and funds that will be exclusively used for certain music and sporting events as restricted cash.

Restricted cash – current and long term portion, consisted of the following:

	June 30, 2011	December 31, 2010
Letter of credit arrangements – current portion	$560,000	$560,000
Letter of credit arrangements – long-term portion	500,000	500,000
Cash held in escrow	487,649	-
Funds to be used for a particular event	1,697,567	-
	$3,245,216	$1,060,000

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

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

The Company has a policy of reserving for accounts receivable based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2011 and December 31, 2010, management determined that an allowance was necessary which amounted to $131,225 and $30,500, respectively. The Company recorded bad debt expense of $60,794 for the six months ended June 30, 2011 and $0 for the prior period ended June 30, 2010.

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

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges for the six months ended June 30, 2011 and for the period from February 10, 2010 (inception) to June 30, 2010.

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

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

•	Revenue from the sale of products is recognized at the point of sale at the live event concession stands.
 The following table provides data regarding the source of our net revenues:

	For the Six Months Ended June 30, 2011		For the period from February 10, 2010 (Inception) to June 30, 2010

	$	% of Total	$	% of Total
Live events – promoter’s fee and related revenues	314,764	96%	80,195	37%
Television rights fee	-	-	101,889	47%
Advertising – sponsorships	12,572	4%	32,500	15%
Total	327,336	100%	214,584	100%

Cost of revenues and prepaid expenses

Costs related to live events are recognized when the event occurs. Event costs paid prior to an event are capitalized to prepaid expenses and then charged to expense at the time of the event. Cost of other revenue streams are recognized at the time the related revenues are realized. Prepaid expenses of $2,616,863 and $143,106 at June 30, 2011 and December 31, 2010, respectively, consist primarily of costs paid for future events which will occur within a year, such as cost paid for a music event that will occur in August 2011. Prepaid expenses also include prepayments of insurance, public relation services and other administrative expenses which are being amortized over the terms of the agreements.

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

For the six months ended June 30, 2011, we recognized revenues from promoter and advisory fee from live events of $314,764 from four companies that accounted for 15%, 29%, 25%, and 29%, respectively, of our total net revenues. For the period from February 10, 2010 (Inception) to June 30, 2010, we recognized revenues from television rights fee of $101,889 from one company that accounted for 48% of our total net revenues. At June 30, 2011, one customer accounted for 100% of accounts receivable. At December 31, 2010, two customers accounted for 95% of accounts receivable.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances, participation guarantees and other receivables

Advances receivable represent cash paid in advance to athletes for their training. The Company has the right to offset the advances against the amount payable to such athletes for their future sporting events. The amounts advanced under such arrangements are short-term in nature. Promotional advances represents signing bonuses paid to athletes upon signing the promotional agreements with the Company. Promotional advances are amortized over the terms of the promotional agreements, generally from three to four years. During the six months ended June 30, 2011, amortization of these promotional advances amounted to $8,643 which is included under the caption of live events expenses in the accompanying condensed consolidated statements of operations. Other receivables consist primarily of interest receivables. The carrying amount of the assigned promotional advances of $59,612 were allocated to retained earnings as a result of the Separation agreement entered into between the Company and the former president of the Company on March 28, 2011 in accordance with ASC 505-30 “Treasury Stock” (see Note 7).

	June 30, 2011	December 31, 2010
Advances receivable	$-	$13,250
Promotional advances – current portion	-	34,572
Promotional advances – long-term portion	-	49,153
Refundable advance	-	205,000
Participation guarantees, net of allowance	-	255,000
Other receivables	52,142	18,474
	$52,142	$575,449

Advertising

Advertising is expensed as incurred and is included in sales and marketing expenses on the accompanying condensed consolidated statement of operations.  For the six months ended June 30, 2011, advertising expense totaled $268,073. For the period from February 10, 2010 (inception) to June 30, 2010, advertising expense totaled $20,745.

Net loss per common share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of June 30, 2011, potential shares of common stock could arise from 2,600,000 stock options, 8,750,000 shares of convertible preferred stock and 750,000 shares equivalents issuable pursuant to embedded conversion features which could potentially dilute future earnings per share. For the period from February 10, 2010 (inception) to June 30, 2010, there were 2,800,000 options which could potentially dilute future earnings per share.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

 NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table sets forth the computation of basic and diluted loss per share:

	Six month period ended June 30, 2011	For the Period from February 10, 2010 to June 30, 2010
Numerator:
Net loss attributable to Sagebrush Gold Ltd.	$(3,605,173)		$(794,006)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	25,718,458		12,379,437

Denominator for dilutive loss per share
(adjusted weighted-average)	37,818,458		15,179,437

Basic and diluted loss per share from continuing operations	$(0.14)	$	(0.06)

 The following sets forth the computation of weighted-average common shares outstanding basic and diluted for the period ended June 30:

	June 30, 2011	June 30, 2010
Weighted-average common shares oustanding (Basic)	25,718,458	12,379,437

Weighted-average common stock
Equivalents
Stock options	2,600,000	2,800,000
Convertible preferred stock	8,750,000	-
Convertible promissory notes -
Embedded conversion feature	750,000	-

Weighted-average common shares outstanding (Diluted)	37,818,458	15,179,437

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

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company considers Denis Benoit a related party, as executive officer of Capital Hoedown, Inc.  Commencing in November 2010 the Company advanced funds to Mr. Benoit personally, and subsequently to a joint venture, which as a result of Mr. Benoit’s position as an executive officer may constitute a violation of Section 402 of the Sarbanes Oxley Act of 2002 (“SOX”).  Certain of the funds loaned may have been utilized for non joint venture expenses of Mr. Benoit or a predecessor entity (see Note 2).

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

NOTE 2 –NOTES AND LOANS RECEIVABLE

On June 28, 2010, the Company loaned $25,000 to an unrelated party in exchange for a demand promissory note. The note was due on demand and bore interest at 6% per annum. The borrower had the option of paying the principal sum to the Company in advance in full or in part at any time without premium or penalty. In February 2011, the borrower paid the principal amount of this promissory note.

Between December 2010 and June 2011, the Company loaned $33,500 of demand promissory notes to an athlete. The notes are due on demand and are non-interest bearing. However unpaid principal after the lender’s demand shall accrue interest at 5% per annum until paid.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 2 –NOTES AND LOANS RECEIVABLE (continued)

In November 2010, Empire loaned a total of $18,000 to Denis Benoit, the president of CII, in exchange for promissory notes. CII owns 33.33% of the issued and outstanding shares of Capital Hoedown (see Note 8). The notes are due on August 31, 2011 and bear interest at 4% per annum. The borrower shall have the option of paying the principal sum to Empire prior to the due date without penalty. Empire loaned to CII and Denis Benoit, up to a maximum amount of $500,000 in the form of a revolving demand loan executed on April 26, 2011.  The revolving demand loan bears 10% interest per annum and is payable on the earlier of the termination date, on January 15, 2012, or upon demand by Empire. As of June 30, 2011, loan receivable from CII and Denis Benoit (related parties) totaled $459,270 (including the $18,000 above). The Company recorded interest receivable of $17,881 from such loans and was included in other receivables as of June 30, 2011.  Additionally, Empire issued a revolving demand loan to Capital Hoedown, up to a maximum amount of $4,000,000 which bears 10% interest per annum and payable on the earlier of the termination date on January 15, 2012 or upon demand by Empire. This loan is exclusively for the operations and management of Capital Hoedown, Inc. As of June 30, 2011, Empire has advanced a total of $2,525,332 to the Company’s majority owned subsidiary, Capital Hoedown. Such loan to Capital Hoedown is considered an intercompany transaction and as such is eliminated at consolidation.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	Estimated Life	June 30, 2011 (Unaudited)	December 31, 2010
Furniture and fixtures	5 years	$14,057	$14,057
Office and computer equipments	5 years	25,117	21,145
Leasehold improvements	5 years	7,250	7,250
		46,424	42,452
Less: accumulated depreciation		(12,981)	(8,928)

		$33,443	$33,524

For the six months ended June 30, 2011, depreciation expense amounted to $4,053. For the period from February 10, 2010 (inception) to June 30, 2010, depreciation expense amounted to $2,088.

NOTE 4 – NOTES PAYABLE

In February 2011, the Company and its wholly-owned subsidiaries, Empire and EXCX Funding Corp. (collectively the “Borrowers”), entered into a credit facility agreement (the “Credit Facility Agreement”) with two lenders, whereby one of the lenders is the Company’s Co-Chairman of the Board of Directors. The credit facility consists of a loan pursuant to which $4.5 million can be borrowed on a senior secured basis. The indebtedness under the loan facility will be evidenced by a promissory note payable to the order of the lenders. The loan shall be used exclusively to fund the costs and expenses of certain music and sporting events (the “Events”) as agreed to by the parties. The notes bear interest at 6% per annum and mature on January 31, 2012, subject to acceleration in the event the Borrowers undertake third party financing. In addition to the 6% interest, the Borrower shall also pay all interest, fees, costs and expenses incurred by lenders in connection with the issuance of this loan facility. Pursuant to the Credit Facility Agreement, the Borrowers entered into a Master Security Agreement, Collateral Assignment and Equity Pledge with the lenders whereby the Borrowers collaterally assigned and pledged to lenders, and granted to lenders a present, absolute, unconditional and continuing security interest in, all of the property, assets and equity interests of the Company as defined in such agreement. Furthermore, in connection with the Credit Facility Agreement, the Lenders entered into a Contribution and Security Agreement (the “Contribution Agreement”) with the Company’s Chief Executive Officer, Sheldon Finkel, pursuant to which Sheldon Finkel agreed to pay or reimburse the lenders the pro rata portion (1/3) of any net losses from Events and irrevocably pledged to lenders a certain irrevocable letter of credit dated in June 2010 in favor of Sheldon Finkel. As consideration for the extension of credit pursuant to the Credit Facility Agreement, the Borrowers are obligated to pay a fee equal to 15% of the initial loan commitment of $4.5 million (the “Preferred Return Fee”) of which the Company’s Chief Executive Officer, Sheldon Finkel, shall receive a pro-rata portion (1/3). The Preferred Return Fee shall be payable if at all, only out of the net profits from the Events.  Accordingly, the Company shall record the

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 4 – NOTES PAYABLE (continued)

Preferred Return Fee upon attaining net profits from the Events. The Company also agreed to issue to the lenders and Sheldon Finkel an aggregate of 2,250,000 shares of the Company’s newly designated Series A Preferred Stock, convertible into one share each of the Company’s common stock. The Company valued the 2,250,000 Series A Preferred Stock at the fair market value of the underlying common stock on the date of grant at $1.20 per share or $2,700,000 and recorded a debt discount of $1,800,000 and deferred financing cost of $900,000 which are being amortized over the term of the notes. Such deferred financing cost represents the 750,000 Series A Preferred Stock issued to Sheldon Finkel for guaranteeing one-third of the net losses and assignment of that certain irrevocable letter of credit, as described above. On May 4, 2011, 1,500,000 of these preferred shares were converted into common stock. Although the amount cannot be reasonably estimated at this time, management believes that revenues from the Events will not exceed its costs and accordingly the Company will be indebted to the Lenders, including the Co-Chairman of the Company, and the Credit Facility Agreement may be in default after accounting for the revenues from the Events.  As a result, the obligations under the Contribution Agreements will become obligations of the parties thereto to each other. As of June 30, 2011, accrued interest and fees on these notes amounted to $123,514.

At June 30, 2011, note payable consisted of the following:

Note payable                                                              $       2,250,000
Less: debt discount                                                             (565,790)
                                                                           --------------------------
Note payable, net                                                     $        1,684,210
                                                                           ===============

At June 30, 2011, note payable – related party consisted of the following:

Note payable – related party                                     $     2,250,000
Less: debt discount   – related party                                (565,790)
                                                                           --------------------------
Note payable - related party, net                              $     1,684,210
                                                                           ===============
For the six months ended June 30, 2011, amortization of debt discount and deferred financing cost amounted to $736,330 and is included in interest expense. As of June 30, 2011, deferred financing cost amounted to $565,790 in connection with the issuance of Series A Preferred Stock issued to Sheldon Finkel for guaranteeing one-third of the net losses and assignment of that certain irrevocable letter of credit.

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

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 5 – CONVERTIBLE PROMISSORY NOTES (continued)

$1.00, the convertible promissory notes are not considered derivatives. As of June 30, 2011, accrued interest on these convertible promissory notes amounted to $15,437.

At June 30, 2011, convertible promissory notes consisted of the following:

Convertible promissory notes                                              $         650,000
 Less: debt discount                                                                        (384,658)
                                                                                        --------------------------
Convertible promissory notes, net                                      $          265,342
                                                                                         ===============

At June 30, 2011, convertible promissory note – related party consisted of the following:

Convertible promissory note – related party                     $          100,000
 Less: debt discount                                                                           (59,178)
                                                                                          --------------------------
Convertible promissory notes – related party, net            $           40,822
                                                                                          ===============

For the six months ended June 30, 2011, amortization of debt discount amounted to $306,164 and is included in interest expense.

NOTE 6 – RELATED PARTY TRANSACTIONS

Note payable - related party

In February 2011, the Company and its wholly-owned subsidiaries, entered into a Credit Facility Agreement with two lenders, whereby one of the lenders is the Company’s Co-Chairman of the Board of Directors. The credit facility consists of a loan pursuant to which $4.5 million can be borrowed on a senior secured basis. The Company’s Co-Chairman funded $2,250,000 to the Company under this Credit Facility Agreement (see Note 4). Furthermore, in connection with the Credit Facility Agreement, the lenders entered into a Contribution Agreement with the Company’s Chief Executive Officer, Sheldon Finkel, pursuant to which Sheldon Finkel agreed to pay or reimburse the lenders the pro rata portion (1/3) of any net losses from Events and irrevocably pledged to lenders a certain irrevocable letter of credit dated in June 2010 in favor of Sheldon Finkel. The Company also agreed to issue to the lenders and Sheldon Finkel an aggregate of 2,250,000 shares of the Company’s newly designated Series A Preferred Stock, convertible into one share each of the Company’s common stock. As consideration for the extension of credit pursuant to the Credit Facility Agreement, the borrowers are obligated to pay a fee equal to 15% of the initial loan commitment of $4.5 million of which the Company’s Chief Executive Officer, Sheldon Finkel, shall receive a pro-rata portion (1/3). The Preferred Return Fee shall be payable if at all, only out of the net profits from the Events.   On May 4, 2011, the holders of 1,500,000 shares of Series A Preferred Stock converted their shares into 1,500,000 shares of Common Stock. One of the holders is the Company’s Co-Chairman of the Board of Directors.

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

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Loan receivable – related party

In November 2010, Empire loaned a total of $18,000 to Denis Benoit, the president of CII, in exchange for promissory notes. CII owns 33.33% of the issued and outstanding shares of Capital Hoedown (see Note 8). The notes are due on August 31, 2011 and bear interest at 4% per annum. The borrower shall have the option of paying the principal sum to Empire prior to the due date without penalty. Empire loaned to CII and Denis Benoit, up to a maximum amount of $500,000 in the form of a revolving demand loan executed on April 26, 2011.  The revolving demand loan bears 10% interest per annum and is payable on the earlier of the termination date, on January 15, 2012, or upon demand by Empire. As of June 30, 2011, loan receivable from CII and Denis Benoit totaled $459,270 (including the $18,000 above).

The Company considers Denis Benoit a related party, as executive officer of Capital Hoedown, Inc.  Commencing in November 2010 Empire advanced funds to Mr. Benoit personally, and subsequently to a joint venture, which as a result of Mr. Benoit’s position as an executive officer may constitute a violation of Section 402 of the Sarbanes Oxley Act of 2002 (“SOX”).  Certain of the funds loaned may have been utilized for non joint venture expenses of Mr. Benoit or a predecessor entity (see Note 2).

The loan to a related party, if in violation of Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly, could subject us to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation. Violations of the Sarbanes-Oxley Act of 2002 could result in significant penalties, including censure, cease and desist orders, revocation of registration and fines. It is also possible that the criminal penalties could exist, although criminal penalties require a related violation to have been willful, and not the result of an innocent mistake, negligence or inadvertence. In the end, it is possible that we could face any of these potential penalties or results, and any action by administrative authorities, whether or not ultimately successful, could have a material and adverse effect upon our reputation and business.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

In February 2011, the Company issued 200,000 shares of the Company’s common stock in connection with a one year public relations and consulting agreement. The Company valued these common shares at the fair market value on the date of grant at $1.40 per share or $280,000. Accordingly, the Company recognized stock based consulting expense of $116,665 and prepaid expense of $163,335 during the six months ended June 30, 2011.

In March 2011, the Company entered into a Separation Agreement and General Release (the “Settlement Agreement”) with the former president of the Company. Pursuant to the Settlement Agreement, the former President, Mr. Cohen returned 900,000 shares of the Company’s common stock for cancellation and sold 1,200,000 shares of the Company’s common stock he owned to one or more purchasers who are accredited investors on the closing date (the “Closing”).  At the Closing, the proceeds from the private sale of the 1,200,000 shares were distributed for payment and reimbursement of various fees and obligations outstanding to the Company, a certain vendor, the Company’s Co-Chairman of the Board of Directors and $115,000 to Mr. Cohen.  The Closing occurred in April 2011 (see Note 8). In addition, Mr. Cohen’s employment agreement was terminated and the parties exchanged releases. In addition, at the Closing, the Company and Mr. Cohen agreed to: (i) assignments of certain boxing promotional rights agreements (subject to any required consents or approvals), and (ii) various profit sharing agreements with respect to certain of the boxing promotional rights agreements under which Mr. Cohen may elect to continue as the promoter of the boxers named therein. In connection with the return of the 900,000 shares of common stock, the Company valued the cancelled shares at $59,612 which represents the carrying amount of the assigned promotional advances and was allocated to retained earnings as a result of the Separation agreement entered into between the Company and the former president of the Company on March 28, 2011 in accordance with ASC 505-30 “Treasury Stock”.

In April 2011, the Company sold an aggregate of 410,000 shares of common stock at a purchase price of $0.60 per share which generated gross proceeds of $246,000.

On May 4, 2011, the holders of 1,500,000 shares of Series A Preferred Stock converted their shares into 1,500,000 shares of Common Stock. One of the holders is the Company’s Co-Chairman of the Board of Directors. The Company valued these common shares at par value.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 7 – STOCKHOLDERS’ EQUITY (continued)

On May 24, 2011, the Company entered into four limited liability company membership interests purchase agreements with the owners of Arttor Gold. Each of the owners of Arttor Gold, (the “Members”) sold their interests in Arttor Gold in privately negotiated sales resulting in the Company acquiring 100% of Arttor Gold.  Pursuant to the Agreements, the Company issued 8,000,000 shares of preferred stock, designated Series B Convertible Preferred Stock, and 13,000,000 shares of Common Stock in exchange for 100% membership interests in Arttor Gold. The issuance of 13,000,000 shares of common stock and issuance of 8,000,000 shares of Series B convertible preferred stock were valued at $2,000,130 which primarily represents the cash acquired and assumed liabilities of $21,750 from Arttor Gold. Each share of Series B Convertible Preferred Stock is convertible into one share each of the Company’s common stock.

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

On June 1, 2010, the Company granted an aggregate of 1,850,000 10-year options to purchase shares of common stock at $0.60 per share which vests one-third at the end of each three years to three officers of the Company. The 1,850,000 options were valued on the grant date at $0.60 per option or a total of $1,110,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.60 per share (based on recent sales of the Company’s common stock in a private placement), volatility of 209% (estimated using volatilities of similar companies), expected term of 6.5 years, and a risk free interest rate of 3.29%. For the six months ended June 30, 2011, the Company recorded stock-based compensation expense of $155,000.

The Company granted 250,000 10-year options to purchase shares of common stock entered at $0.60 per share to the Company’s Executive Vice President in connection with his one year employment agreement commencing on October 1, 2010. The options vest and become exercisable in equal installments of the first three anniversaries of the effective date. The 250,000 options were valued on the grant date at $0.60 per option or a total of $150,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.60 per share (based on recent sales of the Company’s common stock in a private placement), volatility of 209% (estimated using volatilities of similar companies), expected term of 6.5 years, and a risk free interest rate of 2.75%. For the six months ended June 30, 2011, the Company recorded stock-based compensation expense of $25,000.

On March 29, 2011, the Company granted an aggregate of 350,000 10-year options to purchase shares of common stock at $1.01 per share which vests one-third at the end of each three years to an officer and two employees of the Company. The 350,000 options were valued on the grant date at $1.01 per option or a total of $353,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.01 per share, volatility of 202%, expected term of 6.5 years, and a risk free interest rate of 3.47%. For the six months ended June 30, 2011, the Company recorded stock-based compensation expense of $25,250.

At June 30, 2011, there was a total of $869,417 of unrecognized compensation expense related to these non-vested option-based compensation arrangements.

On June 1, 2010, the Company granted an aggregate of 950,000 10-year options to purchase shares of common stock at $0.60 per share which vests one third at the end of each three years to four consultants of the Company. The Company marked to market these options at June 30, 2011 using the fair market value of the stock on that date at $1.14 per share. The Black-Scholes option pricing model used for this valuation had the following assumptions: stock price of $1.14 per share, volatility of 202%, expected term of approximately nine years, and a risk free interest rate of 3.47%. For the six months ended June 30, 2011, the Company recorded stock-based consulting expense of $135,625.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 7 – STOCKHOLDERS’ EQUITY (continued)

On May 31, 2011, pursuant to a termination acknowledgement letter, the Company agreed to grant a former employee 50,000 10-year options to purchase shares of common stock at $1.01 per share. The 50,000 options were valued on the grant date at $1.19 per option or a total of $59,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.19 per share, volatility of 205%, expected term of 6.5 years, and a risk free interest rate of 3.05%. For the six months ended June 30, 2011, the Company recorded stock-based compensation expense of $59,500.

During the six months ended June 30, 2011, 650,000 options were forfeited in accordance with the termination of employee relationships.

A summary of the stock options as of June 30, 2011 and changes during the period are presented below:

	Number of Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at beginning of year	2,850,000	$0.60	9.45
Granted	400,000	1.03	10.0
Exercised	-	-	-
Forfeited	(650,000)	0.63	9.20
Cancelled	-	-	-
Balance outstanding at the end of period	2,600,000	$0.66	9.07

Options exercisable at end of period	-	$-
Options expected to vest	2,600,000
Weighted average fair value of options granted during the period		$1.03

Stock options outstanding at June 30, 2011 as disclosed in the above table have approximately $995,000 intrinsic value at the end of the period.

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

Period ending June 30:
2012	63,828
2013	65,709
2014	67,638
2015	51,849
$249,024

Rent expense was $34,653 for the six months ended June 30, 2011. Rent expense was $5,042 for the period from February 10, 2010 (inception) to June 30, 2010.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

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

Employment Agreement

In March 2011, the Company entered into a Separation Agreement and General Release with the former president of the Company. Pursuant to the Settlement Agreement, the former President, Mr. Cohen returned 900,000 shares of the Company’s common stock for cancellation and sold 1,200,000 shares of the Company’s common stock he owned to one or more purchasers who are accredited investors on the closing date. In addition, Mr. Cohen’s employment agreement was terminated and the parties exchanged releases. The closing of the proceeds from the private sale of the 1,200,000 shares occurred in April 2011 in connection with the Separation Agreement and General Release with the former president of the Company. The Company received a total of $77,250 for reimbursement of certain costs and expenses on the closing date pursuant to this agreement and such amount has been applied against live events expenses in the accompanying consolidated statements of operations.

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

Management Fee Agreement

Contemporaneously with the execution of the Shareholder Agreement on April 26, 2011, the Company entered into a management service agreement with CII and a management fee of $100,000 (in Canadian dollars) shall be paid to CII each year such country music festival event is produced. The management fee will be paid in eight equal monthly installments of $12,500 and will cover the salaries of the manager and general office overhead.

Joint Venture Arrangement

In February 2011, a new entity was formed and organized in preparation and in connection with a proposed joint venture. Empire had entered into a non-binding joint venture term sheet in December 2010 whereby it outlines the material terms and conditions of a proposed joint venture to be entered into between Empire and Concerts International, Inc (see Note 2). Under the terms of this non-binding joint venture term sheet, the parties formed an entity, Capital Hoedown, Inc., to operate an annual country music festival. This Shareholder Agreement was executed and entered into between Empire, CII and Capital Hoedown on April 26, 2011. Based on the Shareholder Agreement, Empire owns 66.67% and CII owns 33.33% of the issued and outstanding shares of Capital Hoedown.

Royalty Agreement

On May 24, 2011, the Company, through its subsidiary, Arttor Gold, entered into two lease agreements with F.R.O.G. Consulting, LLC, an affiliate of one of the former members of Arttor Gold, for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect.  The leases grant the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten (10) years and may be renewed in ten (10) year increments.  The terms of the Leases may not exceed ninety-nine (99) years. The Company may terminate these leases at any time.

The Company is required under the terms of our property lease to make annual lease payments. The Company is also required to make annual claim maintenance payments to Federal Bureau of Land Management and to the county in which its property is located in order to maintain its rights to explore and, if warranted, to develop its property. If the Company fails to meet these obligations, it will lose the right to explore for gold on its property.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

Until production is achieved, the Company’s lease payments (deemed “advance minimum royalties”) consist of an initial payment of $5,000 upon signing of each lease, followed by annual payments according to the following schedule for each lease:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary	$15,000
2nd Anniversary	$35,000
3rd Anniversary	$45,000
4th Anniversary	$80,000
5th Anniversary and annually thereafter during the term of the lease	The greater of $100,000 or the U.S. dollar equivalent of 90 ounces of gold

In the event that the Company produces gold or other minerals from these leased, the Company’s lease payments will be the greater of (i) the advance minimum royalty payments according to the table above, or (ii) a production royalty equal to 3% of the gross sales price of any gold, silver, platinum or palladium that we recover and 1% of the gross sales price of any other minerals that the Company recovers. The Company has the right to buy down the production royalties on gold, silver, platinum and palladium by payment of $2,000,000 for the first one percent (1%). All advance minimum royalty payments constitute prepayment of production royalties to FROG, on an annual basis.  If the total dollar amount of production royalties due within a calendar year exceed the dollar amount of the advance minimum royalty payments due within that year, the Company may credit all uncredited advance minimum royalty payments made in previous years against fifty percent (50%) of the production royalties due within that year. The Leases also requires the Company to spend a total of $100,000 on work expenditures on each property for the period from lease signing until December 31, 2012 and $200,000 on work expenditures on each property per year in 2013 and annually thereafter.

The Company is required to make annual claim maintenance payments to the Bureau of Land Management and to the counties in which its property is located. If the Company fails to make these payments, it will lose its rights to the property. As of the date of this Report, the annual maintenance payments are approximately $151 per claim, consisting of payments to the Bureau of Land Management and to the counties in which the Company’s properties are located. The Company’s property consists of an aggregate of 305 lode claims. The aggregate annual claim maintenance costs are currently approximately $46,000.

On July 15, 2011, the Company (the “Lessee”) entered into amended and restated lease agreements for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect by and among Arthur Leger (the “Lessor”) and F.R.O.G. Consulting, LLC (the “Payment Agent”) (collectively the “Parties”) in order to carry out the original intentions of the Parties and to correct the omissions and errors in the original lease, dated May 24, 2011. In the original lease, the Parties intended to identify Arthur Leger as the owner and lessor of the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect and to designate the Payment Agent as the entity responsible for collecting and receiving all payments on behalf of Lessor. Lessor is the sole member of the Payment Agent and owns 100% of the outstanding membership interests of the Payment Agent. All other terms and conditions of the original lease remain in full force and effect.  Lessor is the Chief Geologist of Arttor Gold.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

Litigation

On January 24, 2011, Shannon Briggs filed suit against Gregory D. Cohen, Sheldon Finkel, Barry Honig, The Empire Sports & Entertainment Co., and The Empire Sports & Entertainment Holdings Co. in the Supreme Court (the “Court”) of the State of New York, County of New York (Case No. 100 938/11). The plaintiff was a heavyweight boxer who had entered into a promotional agreement which had been assigned to The Empire Sports & Entertainment Co.  The plaintiff brought the suit against the defendants asserting professional boxing and non-professional boxing related claims for breach of fiduciary duties, unjust enrichment, conversion and breach of contract. The suit did not specify the amount of damages being sought. The basis of the plaintiff’s claims stem primarily on his allegation that the Company failed to pay Briggs’ purse for his heavyweight title fight in Germany in October 2010, and that Briggs’ ownership interest in a New Jersey limited liability company named Golden Empire LLC was wrongly diluted by the actions of the Company.  The Company disputes the plaintiff’s allegations.  On February 10, 2010, the Company filed a motion to compel arbitration of the plaintiff’s professional boxing related claims and to dismiss the plaintiff’s non-professional boxing related claims.  On May 4, 2011, the Court entered an order compelling arbitration of the plaintiff’s professional boxing claims against Empire and stayed the action against all other defendants, pending the conclusion of such arbitration.  This stay included a stay of all of the plaintiff’s Non-Boxing Claims against all of the defendants. On May 6, 2011, Briggs filed a motion for leave to reargue before the Court, which requested that the Court reconsider its decision compelling arbitration.  The Company filed papers with the Court opposing the motion for reargument.  On June 23, 2011, the Court entered an order denying Brigg’s motion for reargument.  As of the date hereof, no arbitration proceeding has been commenced

NOTE 9 - ACQUISITION OF ARTTOR GOLD LLC

On May 24, 2011, the Company entered into four limited liability company membership interests purchase agreements with the owners of Arttor Gold.  Each of the owners of Arttor Gold, sold their interests in Arttor Gold in privately negotiated sales resulting in the Company acquiring 100% of Arttor Gold.  Pursuant to the Agreements, the Company issued 8,000,000 shares of preferred stock, designated Series B Convertible Preferred Stock, and 13,000,000 shares of Common Stock in exchange for 100% membership interests in Arttor Gold.  Each share of Series B Convertible Preferred Stock is convertible into one share each of the Company’s common stock. As a result of this transaction, on May 24, 2011, Arttor Gold became a wholly-owned subsidiary of the Company. Arttor Gold, a Nevada limited liability company, was formed and organized on April 28, 2011.

The purchase consideration included 8,000,000 shares of preferred stock, designated Series B Convertible Preferred Stock and 13,000,000 shares of Common Stock. The issuance of 13,000,000 shares of common stock and issuance of 8,000,000 shares of Series B convertible preferred stock were valued at $2,000,100 which primarily represents the cash acquired and assumed liabilities of $21,750 from Arttor Gold. Each share of Series B Convertible Preferred Stock is convertible into one share each of the Company’s common stock.

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. The Company is the acquirer for accounting purposes and Arttor Gold is the acquired company.  Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary, Arttor Gold. The net purchase price, including acquisition costs paid by the Company, was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $2,000,100)	$2,000,130

Liabilities assumed	(21,750)

Net purchase price	$1,978,380

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 9 - ACQUISITION OF ARTTOR GOLD LLC (continued)

Unaudited pro forma results of operations data as if the Company and Arttor Gold had occurred as of February 10, 2010, the inception date, are as follows:

	The Company and Arttor Gold For the six months ended June 30, 2011	The Company and Arttor Gold from February 10, 2010 (Inception Date) to June 30, 2010
Pro forma revenues	$327,336	$214,584
Pro forma loss from operations	(2,404,817)	(794,006)
Pro forma net loss	(3,827,591)	(794,006)
Pro forma loss per share	$(0.15)	$(0.06)
Pro forma diluted loss per share	$(0.15)	$(0.06)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at inception date or February 10, 2010 and is not intended to be a projection of future results.

NOTE 10 - REPORTABLE SEGMENT

ASC Topic 280 requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the six months ended June 30, 2011, the Company operated in two reportable business segments - (1) the sports and entertainment and (2) the resource exploration. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services. The Company did not have any reportable segments in the 2010 period.  Information with respect to these reportable business segments for the six months ended June 30, 2011 is as follows:

Revenues:
Sports and entertainment	$327,336
Resource exploration	-
327,336
Depreciation:
Sports and entertainment	4,053
Resource exploration	-
4,053
Interest expense:
Sports and entertainment	1,126,221
Resource exploration	-
Other (a)	322,235
1,448,456
Net (loss) attributable to Sagebrush Gold Ltd.:
Sports and entertainment	(2,271,913)
Resource exploration	(67,151)
Other (a)	(1,266,109)
(3,605,173)
Total Assets:
Sports and entertainment	$6,337,932
Resource exploration	1,723,487
Other (a)	1,120,736
$9,182,155

(a)	The Company does not allocate any general and administrative expenses to its reportable segments, because these activities are managed at a corporate level.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 11 – SUBSEQUENT EVENTS

On July 18, 2011, the Company borrowed $2,000,000 from Continental Resources Group, Inc. (“Continental”) and issued them an unsecured 6% promissory note.  The Note matures six months from the date of issuance. On July 18, 2011, the Company advanced the $2,000,000 to a third party in connection with the potential purchase of certain mining and mineral assets.

On July 22, 2011, the Company, Continental Resources Acquisition Sub, Inc., the Company’s wholly-owned subsidiary (“Acquisition Sub”), and Continental Resources Group, Inc., entered into an asset purchase agreement (the “Purchase Agreement”) and closed the Asset Sale, as defined, pursuant to which Acquisition Sub purchased substantially all of the assets of Continental (the “Asset Sale”) in consideration for (i) shares of the Company’s common stock (the “Shares”) which shall be equal to eight Shares for every 10 shares of Continental’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of Continental’s common stock such that the Company shall deliver to the holders of Continental’s warrants, warrants to purchase shares of the Company’s common stock (the “Warrants”) which shall be equal to one Warrant to purchase eight shares of the Company’s common stock for every warrant to purchase ten shares Continental’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder such that the Company shall deliver to Continental’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of the Company’s common stock issuable under the Company’s equity incentive plan which shall be equal to one option to purchase eight shares of the Company’s common stock for every option to purchase 10 shares of Continental’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option. The exercise price of the Warrants and the strike price of the Options shall be determined and certified by an officer of the Company.  Upon the closing of the Asset Sale, Acquisition Sub assumed the Assumed Liabilities (as defined in the Purchase Agreement) of Continental.  As of August 22, 2011, the Company has not issued the Shares discussed above.  Under the terms of the Warrants, in the event of a Fundamental Transaction, warrant holders have the right to demand they be paid in cash the value of such warrants provided notice is given within 30 days of such Fundamental Transaction.

Under the terms of the Purchase Agreement, the Company purchased from Continental substantially all of Continental’s assets, including, but not limited to, 100% of the outstanding shares of common stock of Continental’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) as defined in the Purchase Agreement.  The acquired assets include approximately $13 million of cash.

The Purchase Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of Continental.  Continental is expected to liquidate on or prior to July 1, 2012.  The Company has agreed to file a registration statement under the Securities Act of 1933(the “Securities Act”) in connection with liquidation of Continental no later than (i) 30 days of the closing date of the Asset Sale or (ii) such date that Continental delivers to the Company its audited financial statements for the fiscal year ended March 31, 2011.  Continental will subsequently distribute the registered Shares to its shareholders as part of its liquidation.  The Company agreed to use its best efforts to cause such registration to be declared effective within 12 months following the closing date of the Asset Sale.  The Company has agreed to pay liquidated damages of 1% per month, up to a maximum of 5%, in the event that the Company fails to file or is unable to cause the registration statement to be declared effective.

Effective as of August 8, 2011, the Board of Directors of the Company elected David Rector as director to serve on the Board. Mr. Rector is currently the President of the Company and, in addition to being a member of the Board, will continue to serve in such capacity.

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

Recent Events

The Empire Sports & Entertainment Holdings Co. (the “Company”), formerly Excel Global, Inc. (the “Shell”), was incorporated under the laws of the State of Nevada on August 2, 2007. We operated as a web-based service provider and consulting company.  In September 2010, we had changed our name to The Empire Sports & Entertainment Holdings Co. On May 16, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to change its name to “Sagebrush Gold Ltd.” from “The Empire Sports & Entertainment Holdings Co.”

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

On April 26, 2011, a shareholder agreement (the “Shareholder Agreement”) was executed and entered into between Empire, Concerts International, Inc. (“CII”) and Capital Hoedown, Inc. (“Capital Hoedown”) whereby Empire has the right to select two directors, and CII has the right to select one director. Based on the Shareholder Agreement, Empire owns 66.67% and CII owns 33.33% of the corporate joint venture.  Contemporaneously with the execution of the Shareholder Agreement, Empire issued a revolving demand loan to CII and Denis Benoit, up to a maximum amount of $500,000.  Additionally, Empire issued a revolving demand loan to Capital Hoedown, up to a maximum amount of $4,000,000 which bears 10% interest per annum and payable on the earlier of the termination date on January 15, 2012 or upon demand by Empire. This loan is exclusively for the operations and management of Capital Hoedown, Inc. As of June 30, 2011 we have advanced a total of $2,525,332 to our majority owned subsidiary, Capital Hoedown. Such loan to Capital Hoedown is considered an intercompany transaction and as such is eliminated at consolidation. In order to fund these commitments, the Company (along with its subsidiaries), borrowed $4.5 million from the lenders.  Each lender loaned $2.5 million to the Company.  One of the lenders is the Co-Chairman of the Company’s Board of Directors.

The Company considers Denis Benoit, a director and the President of Capital Hoedown, a related party. Commencing in November 2010 Empire advanced funds to Mr. Benoit personally, and subsequently to a joint venture, which as a result of Mr. Benoit’s position as an executive officer may constitute a violation of Section 402 of the Sarbanes Oxley Act of 2002 (“SOX”).  Certain of the funds loaned may have been utilized for non joint venture expenses of Mr. Benoit or a predecessor entity.

On May 24, 2011, we entered into four limited liability company membership interests purchase agreements (the “Agreements”) with the owners of Arttor Gold.  Each of the owners of Arttor Gold , sold their interests in Arttor Gold in privately negotiated sales resulting in the Company acquiring 100% of Arttor Gold.  Prior to the sale our President, David Rector, owned approximately 9.5% of Arttor Gold.  2,000,000 shares of our Common Stock were issued to Mr. Rector.  Arthur Leger, the Company’s Chief Geologist, also received 2,000,000 shares of Common Stock in exchange for his approximate 9.5% membership interest in Arttor Gold.   Arttor Gold leases from Mr. Leger certain claims in the State of Nevada which the Company intends to explore, and Arttor Gold also holds approximately $2,000,000 of cash acquired by the Company at closing.

Pursuant to the Agreements, in addition to 2,000,000 shares of Common Stock issued to each of Mr. Rector and Mr. Leger (4,000,000 total), the Company issued an additional 8,000,000 shares of a class of preferred stock, designated Series B Convertible Preferred Stock and 9,000,000 shares of Common Stock (including 7,000,000 shares of Common Stock to its principal investor Frost Gamma Investments Trust).  Assuming the conversion into Common Stock of the Series B Preferred Stock, the Company has an additional 21,000,000 shares of its Common Stock, on a fully-diluted basis, outstanding following the transaction.

Each share of Series B Preferred Stock is convertible into one share of Common Stock, and has a liquidation preference equal to $0.0001 per share.  Shares of Common Stock issued pursuant to the Agreements are subject to lockup agreements which restrict certain sales, transfers and assignments for a period of 24 months unless there has occurred a change of control of the Company, the Board terminates the lockup provisions or a minimum of 1,000,000 ounces of gold deposits are removed from the Arttor lease properties.  The lockup agreements do not apply to shares of Common Stock underlying the Series B Preferred Stock.  Upon termination of the lockup period with respect to the Arttor Gold Agreements, similar prior lockup agreements with other shareholders of the Company in effect on the closing date are also required to be terminated.

Also on May 24, 2011 and prior to the closing of the limited liability company membership interests purchase agreements, the Members adopted the Amended and Restated Operating Agreement of Arttor Gold.  The Operating Agreement provides that Arttor Gold be managed by the Members and that the Members may appoint an officer or officers to manage the business of Arttor Gold.  No Member may transfer any portion of his or its interest in Arttor Gold without the unanimous written consent of all of the Members, provided, however, that any Member may transfer all or any portion of his or its membership interest to any other Member.  The owners of the majority of the membership interests shall determine the timing, form and amount of distributions, which shall be made to the Members pro rata in accordance with their respective ownership interests.

We will, as a result, be engaged in two primary lines of business, through separate subsidiaries, consisting of resource exploration and sports and entertainment.

On July 18, 2011, the Company borrowed $2,000,000 from Continental Resources Group, Inc. (“Continental”) and issued them an unsecured 6% promissory note.  The Note matures six months from the date of issuance. On July 18, 2011, the Company advanced the $2,000,000 to a third party in connection with the potential purchase of certain mining and mineral assets.

On July 22, 2011, the Company, Continental Resources Acquisition Sub, Inc., the Company’s wholly-owned subsidiary (“Acquisition Sub”), and Continental Resources Group, Inc., entered into an asset purchase agreement (the “Purchase Agreement”) and closed the Asset Sale, as defined, pursuant to which Acquisition Sub purchased substantially all of the assets of Continental (the “Asset Sale”) in consideration for (i) shares of the Company’s common stock (the “Shares”) which shall be equal to eight Shares for every 10 shares of Continental’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of Continental’s common stock such that the Company shall deliver to the holders of Continental’s warrants, warrants to purchase shares of the Company’s common stock (the “Warrants”) which shall be equal to one Warrant to purchase eight shares of the Company’s common stock for every warrant to purchase ten shares Continental’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder such that the Company shall deliver to Continental’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of the Company’s common stock issuable under the Company’s equity incentive plan which shall be equal to one option to purchase eight shares of the Company’s common stock for every option to purchase 10 shares of Continental’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option.  The exercise price of the Warrants and the strike price of the Options shall be determined and certified by an officer of the Company.  Upon the closing of the Asset Sale, Acquisition Sub assumed the Assumed Liabilities (as defined in the Purchase Agreement) of Continental.

Under the terms of the Purchase Agreement, the Company purchased from Continental substantially all of Continental’s assets, including, but not limited to, 100% of the outstanding shares of common stock of Continental’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) as defined in the Purchase Agreement.  The acquired assets include approximately $13 million of cash.

The Purchase Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of Continental.  Continental is expected to liquidate on or prior to July 1, 2012.  The Company has agreed to file a registration statement under the Securities Act of 1933 in connection with liquidation of Continental no later than (i) 30 days of the closing date of the Asset Sale or (ii) such date that Continental delivers to the Company its audited financial statements for the fiscal year ended March 31, 2011.  Continental will subsequently distribute the registered Shares to its shareholders as part of its liquidation.  The Company agreed to use its best efforts to cause such registration to be declared effective within 12 months following the closing date of the Asset Sale.  The Company has agreed to pay liquidated damages of 1% per month, up to a maximum of 5%, in the event that the Company fails to file or is unable to cause the registration statement to be declared effective.

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

Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company, our wholly-owned subsidiaries and a subsidiary with a majority voting interest of  approximately 67% (33% is owned by non-controlling interests). In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

●
Revenue from ticket sales is recognized when the event occurs. Advance ticket sales and event-related revenues for future events are deferred until earned, which is generally once the events are conducted. The recognition of event-related expenses is matched with the recognition of event-related revenues.

●
Revenue from participation guarantee fees, sponsorship, advertising, television/cable distribution agreements, promoter and advisory service agreements is recognized in accordance with the contract terms, which are generally at the time events occur.

●	Revenue from the sale of products is recognized at the point of sale at the live event concession stands.

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

Advances, participation guarantees and other receivables

Advances receivable represent cash paid in advance to athletes for their training. We have the right to offset the advances against the amount payable to such athletes for their future sporting events. The amounts advanced under such arrangements are short-term in nature. Promotional advances represents signing bonuses paid to athletes upon signing the promotional agreements with the Company. Also included in this caption was a receivable for a participation guarantee and other receivables at June 30, 2011.

Cost of revenues and prepaid expenses

Costs related to live events are recognized when the event occurs. Event costs paid prior to an event are capitalized to prepaid expenses and then charged to expense at the time of the event. Cost of other revenue streams are recognized at the time the related revenues are realized. Prepaid expenses consist primarily of costs paid for future events which will occur within a year, such as cost paid for a music event that will occur in August 2011. Prepaid expenses also include prepayments of insurance, public relation services and other administrative expenses which are being amortized over the terms of the agreements.

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

For the Six Months Ended June 30, 2011 and for the period from February 10, 2010 (inception) to June 30, 2010.

Net Revenues

Revenue from live and televised events, consisting primarily of promoter’s fees and sponsorships, was $327,336 for the six months ended June 30, 2011 as compared to $214,584 for the period from February 10, 2010 (inception) to June 30, 2010. Net revenues for the three and six months ended June 30, 2011 (decreased) increased approximately (83%) and 53%, respectively as compared to the three months ended June 30, 2010 and the period from February 10, 2010 (Inception) to June 30, 2010. The increase in net revenues during the six months ended June 30, 2011 was primarily attributable to an increase in advisory service fee of $50,000 and participation guarantee fees of $97,364 from certain sporting events that occurred during such period. The decrease in net revenues during the three months ended June 30, 2011 was primarily attributable to a decrease in production of sporting events as compared to the prior period after the resignation of our former President in March 2011.

The following table provides data regarding the source of our net revenues:

	For the Six Months Ended June 30, 2011		For the period from February 10, 2010 (Inception) to June 30, 2010

	$	% of Total	$	% of Total
Live events – promoter’s fee and related revenues	314,764	96%	80,195	37%
Television rights fee	-	-	101,889	47%
Advertising – sponsorships	12,572	4%	32,500	15%
Total	327,336	100%	214,584	100%

	For the Three Months Ended June 30, 2011		For the Three Months Ended to June 30, 2010

	$	% of Total	$	% of Total
Live events – promoter’s fee and related revenues	36,136	100%	80,195	37%
Television rights fee	-	-	101,889	47%
Advertising – sponsorships	-	-	32,500	15%
Total	36,136	100%	214,584	100%

For the six months ended June 30, 2011, we recognized revenues from promoter and advisory fee from live events of approximately $320,000 from four companies that accounted for 15%, 29%, 25%, and 29%, respectively, of our total net revenues. For the period from February 10, 2010 (Inception) to June 30, 2010, we recognized revenues from television rights fee of approximately $102,000 from one company that accounted for 48% of our total net revenues.

 Operating Expenses

Total operating expenses for the six months ended June 30, 2011 as compared to the period from February 10, 2010 (inception) to June 30, 2010. The operating expenses consisted of the following:
	Six months ended June 30, 2011	Period from February 10, 2010 (inception) to June 30, 2010
Cost of revenues	$194,391	$135,332
Sales and marketing	337,791	109,685
Live events expenses	181,243	202,366
Compensation expense and related taxes	749,207	120,833
Consulting fees	411,235	265,591
General and administrative	836,636	174,783
Total	$2,710,503	$1,008,590

Total operating expenses for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The operating expenses consisted of the following:
	Three months ended June 30, 2011	Three months ended June 30, 2010
Cost of revenues	$4,475	$135,332
Sales and marketing	327,877	103,160
Live events expenses	91,062	131,419
Compensation expense and related taxes	396,496	75,833
Consulting fees	223,375	261,591
General and administrative	489,082	129,473
Total	$1,532,367	$836,808

Total operating expenses for the three months ended June 30, 2011 were $1,532,367, an increase of $695,559, or approximately 83%, from total operating expenses for the comparable the three months ended June 30, 2010 of $836,808. Total operating expenses for the six months ended June 30, 2011 were $2,710,503, an increase of $1,701,913, or approximately 169%, from total operating expenses for the period from February 10, 2010 (inception) to June 30, 2010 of $1,008,590.  This increase is primarily attributable to:

●
Cost of revenues:  Cost of revenues for live event production was $194,391 for six month periods ended June 30, 2011 as compared to $135,332 for the period from February 10, 2010 (inception) to June 30, 2010.  Cost of revenues for live event production was $4,475 for three month periods ended June 30, 2011 as compared to $135, 332 for the three month periods ended June 30, 2010.   Live event production costs consist principally of fighters’ purses, production cost of live events, venue rental and related live events expenses. The increase of $59,059 or 44% in cost of revenues reflects the effects of increase net revenues during the six months ended June 30, 2011. The decrease of $130,857 or 97% in cost of revenues reflects the effects of decrease in production of sporting events as compared to the prior period after the resignation of our former President in March 2011.We expect cost of revenues for live events to increase for the remainder of our current fiscal year as we promote more music and sporting events more specifically with the upcoming country music festival in August 2011.

●
Sales and marketing:  For the six month periods ended June 30, 2011, sales and marketing expense was $337,791 as compared to $109,685 for the period from February 10, 2010 (inception) to June 30, 2010. For the three month periods ended June 30, 2011, sales and marketing expense was $327,877 as compared to $103,160 for the three month periods ended June 30, 2010. The increase of $228,106 or 208% and $224,717 or 218% for the six and three month periods, respectively, was primarily due to our majority owned subsidiary Capital Hoedown, Inc. Sales and marketing expenses primarily consist of marketing, advertising and promotion expenses directly and indirectly related to live events. Such increase is primarily attributable to our promotions of our upcoming country music festival in August 2011. Indirect expenses consist of internet and print advertising.

●
Live events expenses: For the six month periods ended June 30, 2011, live events expenses was $181,243 as compared to $202,366 for the period from February 10, 2010 (inception) to June 30, 2010. For the three month periods ended June 30, 2011, live events expenses was $91,062 as compared to $131,419 for the three month periods ended June 30, 2010.  Live events operations expenses consist primarily of wages and consultants’ fees related to day-to-day administration of the Company’s live events, fighter recruiting and signing bonuses. The decrease in both periods reflects the effects of decrease in production of sporting events as compared to the prior periods after the resignation of our former President in March 2011.

●
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensation to our employees. For the six months ended June 30, 2011, and for the period from February 10, 2010 (inception) to June 30, 2010, compensation expense and related taxes were $749,207 and $120,833. The increase of $628,374 or 520% and $320,663 or 423% for the six and three months period, respectively, were primarily attributable to the hiring of our executive employees and additional support staff in June 2010 and the recognition of stock-based compensation expense of $264,750 which is attributable to stock options granted to our chief executive officer, executive vice president and two directors.

●
Consulting fees: For six month period ended June 30, 2011, we incurred consulting fees of $411,235 as compared to $265,591 for the period from February 10, 2010 (inception) to June 30, 2010. For three month period ended June 30, 2011, we incurred consulting fees of $223,375 as compared to $261,591 for the three month period ended June 30, 2010. These were primarily attributable to the issuance of our common stock for services rendered to a consultant for investor relations and advisory services of $116,665 and payment of approximately $102,000 in connection with investor relation and consulting agreements during the six month period ended June 30, 2011.  This increase is also primarily attributable to stock-based compensation expense of $135,625 which is attributable to stock options granted to two consultants for the six month period ended June 30, 2011.

●	General and administrative expenses: For the six month period ended June 30, 2011 and for the period from February 10, 2010 (inception) to June 30, 2010, general and administrative expenses consisted of the following:

	Six months ended June 30, 2011	Period from February 10, 2010 (inception) to June 30, 2010
Rent	$34,353	$5,042
Professional fees	419,416	16,325
Telephone	24,477	3,498
Travel/Entertainment	61,256	123,862
Depreciation	4,053	2,088
Bad debts	60,794	-
Insurance expense	35,702	-
Management fees	76,747	-
Other general and administrative	119,838	23,968
Total	$836,636	$174,783

●	General and administrative expenses: For the three month period ended June 30, 2011 and for the three month period ended June 30, 2010, general and administrative expenses consisted of the following:

	Three months ended June 30, 2011	Three Months Ended June 30, 2010
Rent	$17,049	$1,802
Professional fees	266,667	16,325
Telephone	14,412	1,303
Travel/Entertainment	18,962	88,286
Depreciation	2,093	2,042
Insurance expense	12,233	-
Management fees	76,747	-
Other general and administrative	80,919	19,715
Total	$489,082	$129,473

The overall increase of $661,853 or 379% and $359,609 or 278% for the six and three months period, respectively, in general and administrative expenses is primarily related to an increase in accounting, auditing and legal fees in connection with our SEC filings. We also incurred legal fees in connection with litigation matters and general business matters related to our majority owned subsidiary, Capital Hoedown Inc. The overall increase in general and administrative expenses is also primarily attributable to an increase in operations and the expected overall growth in our business. Our general and administrative expenses during the period from February 10, 2010 (inception) to June 30, 2010 were much lower as we were in our early stages of our operations.

Loss from Operations

We reported a loss from operations of $2,383,167 and $794,006 respectively for the six months ended June 30, 2011 and for the period from February 10, 2010 (inception) to June 30, 2010. We reported a loss from operations of $1,496,231 and $622,224 respectively for the three months ended June 30, 2011 and 2010.

Other Income (Expenses)

Total other income (expense) was ($1,422,774) and $0, respectively, for the six months ended June 30, 2011 and for the period from February 10, 2010 (inception) to June 30, 2010. Total other income (expense) was ($1,021,348) and $0, respectively, for the three months ended June 30, 2011 and for the three months ended June 30, 2010. The increase is primarily attributable to:

●	$25,682 of interest income for the six months ended June 30, 2011 attributable to our certificates of deposit and interest receivable from loans receivable.
●
$1,448,456 in interest expense for the six months ended June 30, 2011. Such increase is primarily attributable to the amortization of debt discounts and deferred financing cost on promissory notes of $1,308,794 and interest on notes payable and convertible promissory notes issued during 1st quarter of fiscal 2011.

Net Loss

As a result of these factors, we reported a net loss attributable to Sagebrush Gold Ltd. of $3,605,173 for the six months ended June 30, 2011 which translates to basic and diluted net loss per common share of $0.14, as compared to a net loss attributable to Sagebrush Gold Ltd. of $794,006 for the period from February 10, 2010 (inception) to June 30, 2010, which translates to basic and diluted net loss per common share of $0.06. We reported a net loss attributable to Sagebrush Gold Ltd. of $2,316,811 for the three months ended June 30, 2011 which translates to basic and diluted net loss per common share of $0.08, as compared to a net loss attributable to Sagebrush Gold Ltd. of $622,224 for the three months ended June 30, 2010, which translates to basic and diluted net loss per common share of $0.03.

We reported net loss attributable to non-controlling interest of $200,768 during the three and six months ended June 30, 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Our net revenues are not sufficient to fund our operating expenses.  At June 30, 2011, we had a cash balance of $1,867,422 and a working capital of $4,562,735. During the six months ended June 30, 2011, we received proceeds of $5,250,000 from issuance of notes payable and convertible promissory notes which we expect to utilize to fund certain of our operating expenses, pay our obligations, and grow our Company. In April 2011, we also received gross proceeds of $246,000 from the sale of our stocks for operating capital purposes. On July 22, 2011, we entered into an asset purchase agreement Continental Resources Group, Inc., whereby the Company, through our wholly-owned subsidiary, Continental Resources Acquisition Sub, Inc., purchased from Continental substantially all of Continental’s assets, including, but not limited to, 100% of the outstanding shares of common stock of Continental’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) as defined in the agreement.  The acquired assets include approximately $13 million of cash.   On July 18, 2011, we borrowed $2,000,000 from Continental and issued them an unsecured 6% promissory note.  The note matures six months from the date of issuance. On July 18, 2011, the Company advanced the $2,000,000 to a third party in connection with the potential purchase of certain mining and mineral assets.

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

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2011 amounted to $5,757,363and was primarily attributable to our net loss attributable to Sagebrush Gold Ltd. of $3,605,173, offset by depreciation of $4,053, bad debts of $60,794, amortization of promotional advances of $8,643, amortization of debt discount and deferred financing cost of $1,308,794, amortization of prepaid services of $116,665, and stock-based compensation of $400,375 and add-back of total changes in assets and liabilities of $3,850,746 and non-controlling interest of $200,768. These changes in assets and liabilities is primarily attributable to an increase in restricted cash – current portion for a total of $2,185,216, prepaid expenses of $2,310,422, accounts payable and accrued expenses of $226,734 and decrease in advances, participation guarantees, and other receivables of $454,962.

Net cash flows used in operating activities for the period from February 10, 2010 (inception) to June 30, 2010 amounted to $757,208 and was primarily attributable to our net losses of $794,006, offset by depreciation of $2,088, amortization of deferred compensation $14,364, contributed officer services of $90,000, stock based compensation of $286,667, and add-back of total changes in assets and liabilities of $356,281.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2011 was $1,626,902 and represented an investment in note and loans receivable of $394,226 and the purchase of property and equipment of $3,972 offset by collection on note receivable of $25,000 and cash acquired from acquisition of business of $2,000,100.

Net cash used in investing activities for the period from February 10, 2010 (inception) to June 30, 2010 was $57,708 and represented the purchase of property and equipment of $32,708 and investment in note and loans receivable of $25,000.

Financing activities

Net cash flows provided by financing activities was $5,499,101 for the six months ended June 30, 2011. We received net proceeds from the issuance of notes payable and convertible promissory notes from both related and unrelated parties of $5,250,000 and net proceeds from sales of our stock of $246,000.

Net cash flows provided by financing activities was $2,244,325 for the period from February 10, 2010 (Inception) to June 30, 2010. We received net proceeds from sale of common stock of $1,541,230, proceeds from issuance of founders’ shares $100, proceeds from loans and note payable of $628,500, advances from a related party of $163,364 and offset by payments on related party advances of $88,869.

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

The following table summarizes our contractual obligations as of June 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Note payable	$2,250,000	$2,250,000	$-	$-	$-
Note payable – related party	2,250,000	2,250,000	-	-	-
Convertible promissory notes	650,000	650,000	-	-	-
Convertible promissory note - related party	100,000	100,000	-	-	-
Royalty agreement – minimum payments	1,550,000	-	190,000	360,000	1,000,000
Operating lease	249,024	63,828	185,196	-	-

Total Contractual Obligations	$7,049,024	$5,313,828	$375,196	$360,000	$1,000,000

Joint Venture Arrangement

In February 2011, a new entity was formed and organized in preparation and in connection with a proposed joint venture. Empire entered into a non-binding joint venture term sheet in December 2010 whereby it outlines the material terms and conditions of a proposed joint venture to be entered into between Empire and Concerts International, Inc. Under the terms of this non-binding joint venture term sheet, the parties formed an entity, Capital Hoedown, Inc., to operate an annual country music festival. This Shareholder Agreement was executed and entered into between Empire, CII and Capital Hoedown on April 26, 2011. Based on the Shareholder Agreement, Empire owns 66.67% and CII owns 33.33% of the issued and outstanding shares of Capital Hoedown. Contemporaneously with the execution of the Shareholder Agreement, Capital Hoedown entered into a management service agreement with CII and Denis Benoit, owner of CII, whereby a management fee of $100,000 (in Canadian dollars) shall be paid to CII each year such country music festival event is produced. The management fee will be paid in eight equal monthly installments of $12,500 and will cover the salaries of the manager and general office overhead. On April 26, 2011, Empire issued a revolving demand loan to CII and Denis Benoit up to a maximum amount of $500,000.  Additionally, on April 26, 2011, Empire issued a revolving demand loan to Capital Hoedown up to a maximum amount of $4,000,000. These funds are exclusively for the operation and management of Capital Hoedown. Empire is entitled to interest of 10% per annum under these revolving demand loans and shall be payable on the earlier of January 15, 2012 or upon demand by Empire.

Royalty Agreement

On May 24, 2011, the Company, through its subsidiary, Arttor Gold, entered into two lease agreements with F.R.O.G. Consulting, LLC (“FROG”), an affiliate of one of the former members of Arttor Gold, for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect.  The leases grant the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten (10) years and may be renewed in ten (10) year increments.  The terms of the Leases may not exceed ninety-nine (99) years. The Company may terminate these leases at any time.

The Company is required under the terms of our property lease to make annual lease payments. The Company is also required to make annual claim maintenance payments to Federal Bureau of Land Management and to the county in which its property is located in order to maintain its rights to explore and, if warranted, to develop its property. If the Company fails to meet these obligations, it will lose the right to explore for gold on its property.

Until production is achieved, the Company’s lease payments (deemed “advance minimum royalties”) consist of an initial payment of $5,000 upon signing of each lease, followed by annual payments according to the following schedule for each lease:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary	$15,000
2nd Anniversary	$35,000
3rd Anniversary	$45,000
4th Anniversary	$80,000
5th Anniversary and annually thereafter during the term of the lease	The greater of $100,000 or the U.S. dollar equivalent of 90 ounces of gold

In the event that the Company produces gold or other minerals from these leased, the Company’s lease payments will be the greater of (i) the advance minimum royalty payments according to the table above, or (ii) a production royalty equal to 3% of the gross sales price of any gold, silver, platinum or palladium that we recover and 1% of the gross sales price of any other minerals that the Company recovers. The Company has the right to buy down the production royalties on gold, silver, platinum and palladium by payment of $2,000,000 for the first one percent (1%). All advance minimum royalty payments constitute prepayment of production royalties to FROG, on an annual basis.  If the total dollar amount of production royalties due within a calendar year exceed the dollar amount of the advance minimum royalty payments due within that year, the Company may credit all uncredited advance minimum royalty payments made in previous years against fifty percent (50%) of the production royalties due within that year. The Leases also requires the Company to spend a total of $100,000 on work expenditures on each property for the period from lease signing until December 31, 2012 and $200,000 on work expenditures on each property per year in 2013 and annually thereafter.

The Company is required to make annual claim maintenance payments to the Bureau of Land Management and to the counties in which its property is located. If the Company fails to make these payments, it will lose its rights to the property. As of the date of this Report, the annual maintenance payments are approximately $151 per claim, consisting of payments to the Bureau of Land Management and to the counties in which the Company’s properties are located. The Company’s property consists of an aggregate of 305 lode claims. The aggregate annual claim maintenance costs are currently approximately $46,000.

On July 15, 2011, the Company (the “Lessee”) entered into amended and restated lease agreements for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect by and among Arthur Leger (the “Lessor”) and F.R.O.G. Consulting, LLC (the “Payment Agent”) (collectively the “Parties”) in order to carry out the original intentions of the Parties and to correct the omissions and errors in the original lease, dated May 24, 2011. In the original lease, the Parties intended to identify Arthur Leger as the owner and lessor of the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect and to designate the Payment Agent as the entity responsible for collecting and receiving all payments on behalf of Lessor. Lessor is the sole member of the Payment Agent and owns 100% of the outstanding membership interests of the Payment Agent. All other terms and conditions of the original lease remain in full force and effect.  Lessor is the Chief Geologist of Arttor Gold.

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

With respect to the quarterly period ended June 30, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of June 30, 2011 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

There is personal loan to an executive officer and director of our subsidiary which we believe may be a violation of Section 402 of the Sarbanes-Oxley Act of 2002.  This loan was made in conjunction with formation of a joint venture in which the borrower became an executive officer of the Company and thereafter more funds were advanced.  The Company does not presently know to what extent the funds were utilized for personal expenses or expenses that pre dated the joint venture.  The loan has not been repaid although the Company is evaluating severing its relationship with the joint venture partner and requiring the amount be repaid but there is no assurance that the borrower will have resources sufficient to repay.

Management is currently evaluating remediation plans for the above control deficiencies. Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls nor that future violations can be prevented. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2011 based on criteria established.

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

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On January 24, 2011, Shannon Briggs filed suit against Gregory D. Cohen, Sheldon Finkel, Barry Honig, The Empire Sports & Entertainment Co., and The Empire Sports & Entertainment Holdings Co. in the Supreme Court (the “Court”) of the State of New York, County of New York (Case No. 100 938/11). The plaintiff was a heavyweight boxer who had entered into a promotional agreement which had been assigned to The Empire Sports & Entertainment Co.  The plaintiff brought the suit against the defendants asserting professional boxing and non-professional boxing related claims for breach of fiduciary duties, unjust enrichment, conversion and breach of contract. The suit did not specify the amount of damages being sought. The basis of the plaintiff’s claims stem primarily on his allegation that the Company failed to pay Briggs’ purse for his heavyweight title fight in Germany in October 2010, and that Briggs’ ownership interest in a New Jersey limited liability company named Golden Empire LLC was wrongly diluted by the actions of the Company.  The Company disputes the plaintiff’s allegations.  On February 10, 2010, the Company filed a motion to compel arbitration of the plaintiff’s professional boxing related claims and to dismiss the plaintiff’s non-professional boxing related claims.  On May 4, 2011, the Court entered an order compelling arbitration of the plaintiff’s professional boxing claims against The Empire and stayed the action against all other defendants, pending the conclusion of such arbitration.  This stay included a stay of all of the plaintiff’s Non-Boxing Claims against all of the defendants. On May 6, 2011, Briggs filed a motion for leave to reargue before the Court, which requested that the Court reconsider its decision compelling arbitration.  The Company filed papers with the Court opposing the motion for reargument.  On June 23, 2011, the Court entered an order denying Brigg’s motion for reargument.  As of the date hereof, no arbitration proceeding has been commenced.

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

On May 6, 2011, we completed a private offering (the “Offering”) of common stock to certain accredited investors.  Pursuant to the subscription agreements accepted in the Offering, we issued and sold an aggregate of 410,000 shares of restricted Common Stock for an aggregate purchase price of $246,000.  The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by any issuer not involving a public offering.

On May 24, 2011, the Company entered into four limited liability company membership interests purchase agreements with the owners of Arttor Gold. Pursuant to the Agreements, the Company issued 8,000,000 shares of Series B Convertible Preferred Stock and 13,000,000 shares of Common Stock to the owners of Arttor Gold, including our President David Rector and chief geologist Arthur Leger.  Each share of Series B Convertible Preferred Stock is convertible into one share of the Company’s common stock.  The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by any issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                 None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

                 None.

ITEM 6.                      EXHIBITS

3.1	Certificate of Amendment of Articles of Incorporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2011)
3.2
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2011)

10.1	Form of Membership Interests Sale Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2011)
10.2	Frost Gamma Investments Trust Letter Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2011)
10.3	Amended and Restated Operating Agreement of Arttor Gold LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2011)
10.4	North Battle Mountain Mineral Prospect Lease (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2011)
10.5	Red Rock Mineral Prospect Lease (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2011)
10.6	Amended and Restated North Battle Mountain Mineral Prospect Lease*
10.7	Amended and Restated Red Rock Mineral Prospect Lease*
10.8	Form of Subscription Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2011)
21.1	List of Subsidiaries*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sagebrush Gold Ltd.

Date: August 22, 2011	By:	/s/ Sheldon Finkel
Sheldon Finkel
Chief Executive Officer (Principal Executive Officer)
Date: August 22, 2011	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Principal Financial and Accounting Officer)