Form 10-Q
period 2011-09-30
Sagebrush Gold Ltd.
filed 2011-11-14
CIK 1432196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(877) 705-9357
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  129,805,250 shares of common stock are issued and outstanding as of November 14, 2011.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS
		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	F-2

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 (Unaudited) and for the Period from February 10, 2010 (Inception) to September 30, 2010 and Three Months Ended September 30, 2010 (Unaudited)
		F-3
	Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2011 (Unaudited) and for the Period from February 10, 2010 (Inception) to September 30, 2010 (Unaudited)	F-4
	Notes to Unaudited Condensed Consolidated Financial Statements	F-5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	55
Item 4.	Controls and Procedures.	55

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	55
Item 1A.	Risk Factors.	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	56
Item 3.	Default upon Senior Securities.	56
Item 4.	(Removed and Reserved)	56
Item 5.	Other Information.	56
Item 6.	Exhibits.	57

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	IN US$
	September 30,	December 31,
	2011	2010
	(Unaudited)	( Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,443,598	$509,550
Restricted cash - current portion	4,122,701	560,000
Marketable securities available for sale	150,000	-
Note receivable	500,000	-
Other receivables	29,258	-
Prepaid expenses - current portion	1,102,355	49,882
Deferred financing cost	245,015	-
Due from parent company	331,335	-
Assets of discontinued operations - current portion	123,250	1,037,054

Total Current Assets	8,047,512	2,156,486

OTHER ASSETS:
Restricted cash - long-term portion	-	500,000
Prepaid expenses - long-term portion	40,250	-
Property and equipment, net	9,460,988	33,524
Mining rights	2,000	-
Goodwill	7,647,997	-
Reclamation bond deposit	4,557,629	-
Deposits	51,000	-
Assets of discontinued operations - long term portion	8,509	87,662

Total Other Assets - Net	21,768,373	621,186

Total Assets	$29,815,885	$2,777,672

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,353,696	$56,479
Senior convertible promissory notes, net of debt discount	266,667	-
Convertible promissory notes, net of debt discount	457,771	-
Convertible promissory note - related party, net of debt discount	66,027	-
Note payable, net of debt discount	391,735	-
Note payable - related party, net of debt discount	391,735	-
Note payable - parent company	2,025,000	-
Derivative liability	11,510,601	-
Liabilities of discontinued operation	16,253	44,850

Total Liabilities	20,479,485	101,329

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Convertible Series A Preferred stock ($.0001 Par Value; 50,000,000 Shares Authorized;
750,000 and none issued and outstanding as of
September 30, 2011 and December 31, 2010, respectively)	75	-
Convertible Series B Preferred stock ($.0001 Par Value; 8,000,000 Shares Authorized;
8,000,000 and none issued and outstanding as of
September 30, 2011 and December 31, 2010, respectively)	800	-
Convertible Series C Preferred stock ($.0001 Par Value; 3,284,396 Shares Authorized;
3,284,396 and none issued and outstanding as of
September 30, 2011 and December 31, 2010, respectively)	328	-
Common stock ($.0001 Par Value; 500,000,000 Shares Authorized;
121,092,500 and 22,135,805 shares issued and outstanding as of
September 30, 2011 and December 31, 2010, respectively)	12,109	2,213
Additional paid-in capital	107,865,076	4,749,678
Accumulated deficit	(87,299,448)	(2,075,548)
Accumulated deficit since inception of exploration stage (September 1, 2011)	(11,290,186)	-
Accumulated other comprehensive income - marketable securities available for sale	50,000	-
Accumulated other comprehensive loss - cumulative foreign currency translation adjustment	(978)	-

Total Sagebrush Gold Ltd. Equity	9,337,776	2,676,343

Non-Controlling Interest in Subsidiary	(1,376)	-

Total Stockholders' Equity	9,336,400	2,676,343

Total Liabilities and Stockholders' Equity	$29,815,885	$2,777,672

See accompanying notes to unaudited condensed consolidated financial statements.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			IN US $
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	For the Period from February 10, 2010 (Inception) September 30, 2010	For the Period from Inception of Exploration stage (September 1, 2011) through September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes	464,307	92,500	761,208	123,333	417,836
Exploration cost	889,351	-	925,623	-	427,555
Impairment of goodwill	72,397,654	-	72,397,654	-	-
Consulting fees	3,383,164	47,500	3,791,899	309,293	2,887,558
General and administrative expenses	391,757	125,921	892,865	158,188	287,643

Total operating expenses	77,526,233	265,921	78,769,249	590,814	4,020,592

Operating loss from continuing operations	(77,526,233)	(265,921)	(78,769,249)	(590,814)	(4,020,592)

OTHER INCOME (EXPENSES):
Interest income	3,333	-	9,271	-	3,333
Derivative expense	(5,198,206)	-	(5,198,206)	-	-
Change in fair value of derivative liability	1,687,605	-	1,687,605	-	1,687,605
Settlement expense	(4,761,500)	-	(4,761,500)	-	(4,761,500)
Interest expense - parent company	(25,000)	-	(25,000)	-	(25,000)
Interest expense	(1,670,589)	-	(3,119,045)	-	(1,664,203)

Total other expenses - net	(9,964,357)	-	(11,406,875)	-	(4,759,765)

Loss from continuing operations before provision for income taxes	(87,490,590)	(265,921)	(90,176,124)	(590,814)	(8,780,357)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(87,490,590)	(265,921)	(90,176,124)	(590,814)	(8,780,357)

Discontinued operations:
Gain (loss) from discontinued operations, net of tax	(1,874,969)	(390,538)	(2,995,376)	(859,651)	945,662

Net loss	(89,365,559)	(656,459)	(93,171,500)	(1,450,465)	(7,834,695)

Less: Net income (loss) attributable to non-controlling interest	(199,346)	-	1,422	-	(171,095)

Net loss attributable to Sagebrush Gold Ltd.	(89,564,905)	(656,459)	(93,170,078)	(1,450,465)	(8,005,790)

Deemed preferred stock dividends	(3,284,396)	-	(3,284,396)	-	(3,284,396)

Net loss available to common stockholders	$(92,849,301)	$(656,459)	$(96,454,474)	$(1,450,465)	$(11,290,186)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.77)	$(0.01)	$(1.83)	$(0.03)	$(0.08)
Income (loss) from discontinued operations	$(0.02)	$(0.02)	$(0.06)	$(0.05)	$0.01

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	113,594,049	21,115,768	49,198,517	17,348,763	114,455,696

See accompanying notes to unaudited condensed consolidated financial statements.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		IN US $
	Nine Months Ended September 30, 2011	For the Period from February 10, 2010 (Inception) September 30, 2010	For the Period from Inception of Exploration stage (September 1, 2011) through September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to Sagebrush Gold Ltd.	$(93,170,078)	$(1,450,465)	$(8,005,790)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	93,103	4,799	93,103
Amortization of promotional advances	-	28,632	-
Amortization of debt discounts and deferred financing cost	2,830,420	-	1,546,625
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	280,000	-	116,669
Contributed officer services	-	90,000	-
Derivative expense	5,198,206	-	-
Change in fair value of derivative liability	(1,687,605)	-	(1,687,606)
Impairment of goodwill	72,397,654	-	-
Gain from disposal of discontinued operations	(1,054,546)	-	(1,055,546)
Non-controlling interest	(1,376)	-	170,972
Common stock issued for services	-	252,000	-
Settlement expense	4,761,500	-	4,761,500
Stock-based compensation	1,954,482	186,667	1,554,108
Changes in operating assets and liabilities:
Restricted cash - current portion	(3,562,701)	(560,000)	(2,801,884)
Other receivables	(29,258)	-	-
Prepaid expenses - current portion	802,523	-	1,230,704
Deferred financing cost	(25,000)	-	(25,000)
Assets of discontinued operations - current portion	226,307	(806,060)	76,750
Prepaid expenses - long-term portion	1,662	-	1,662
Restricted cash - long-term portion	-	(500,000)	500,000
Deposits	(1,000)	-	-
Assets of discontinued operations - long term portion	85,300	(44,469)	32,047
Accounts payable and accrued expenses	270,308	64,375	106,476
Accrued interest - parent company	25,000	-	25,000
Liabilities of discontinued operation	1,185,093	41,542	(21,688)

NET CASH USED IN OPERATING ACTIVITIES	(8,920,006)	(2,692,979)	(3,381,898)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on note and loan receivable	-	(25,000)	-
Investment in marketable securities available for sale	(100,000)	-	-
Increase in reclamation bond deposits	(1,715,629)	-	(1,715,629)
Cash used in acquisition of Gold Acquisition	(12,000,000)	-	-
Cash acquired from acquisition of business of Arttor Gold	2,000,100	-	-
Cash acquired in connection with the asset purchase agreement
entered into with parent company	11,164,514	-	-
Purchase of property and equipment	(10,148)	(36,877)	(6,176)

NET CASH USED IN INVESTING ACTIVITIES	(661,163)	(61,877)	(1,721,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock to founders	-	1,205	-
Proceeds from sale of common stock, net of issuance cost	1,924,000	3,690,349	1,678,000
Proceeds from sale of preferred stock	3,284,396	-	3,284,396
Proceeds from loan payable	-	160,000	-
Proceeds from note payable - related party	2,250,000	468,500	-
Proceeds from note payable	2,250,000	-	-
Proceeds from note payable - parent company	2,000,000	-	-
Proceeds from convertible promissory note - related party	100,000	-	-
Proceeds from convertible promissory notes	2,365,604	-	1,715,604
Collection on subscription receivable	30	-	-
Payments on related party advances	-	(178,866)	-
Payments on note payable	(3,326,500)	(100,000)	(1,116,500)
Advances to parent company	(331,335)	-	64,745
Proceeds from related party advances	-	163,364	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,516,195	4,204,552	5,626,245

EFFECT OF EXCHANGE RATE ON CASH	(978)	-	672

NET INCREASE IN CASH AND CASH EQUIVALENTS	934,048	1,449,696	523,214

CASH AND CASH EQUIVALENTS- beginning of period	509,550	-	920,384

CASH AND CASH EQUIVALENTS- end of period	$1,443,598	$1,449,696	$1,443,598

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,771	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of loans payable	$-	$360,000	$-
Issuance of a note payable in connection with the
acquisition of business	$8,000,000	$-	$-
Carrying value of assumed assets, liabilities and certain promotion
rights agreement contributed from Golden Empire, LLC	$-	$(30,551)	$-
Common stock issued for prepaid services	$280,000	$-	$-
Beneficial conversion feature and debt discount in connection with the
issuance of convertible promissory notes	$2,465,604	$-	$1,715,604
Debt discount in connection with the issuance of the credit facility
agreement and notes payable	$1,800,000	$-	$-
Preferred stock deemed dividend	$3,284,396	$-	$3,284,396
Deferred financing cost in connection with the issuance of the credit facility
agreement and notes payable	$900,000	$-	$-
Assumption of liabilities of Arttor Gold upon acquisition	$21,750	$-	$-
Purchase of other receivable of Arttor Gold upon acquisition	$30	$-	$-
Purchase of reclamation bond deposit of Gold Acquisition upon acquisition	$2,842,000	$-	$-
Purchase of property and equipment of Gold Acquisition upon acquistion	$9,508,003	$-	$-
Purchase of mining rights of Gold Acquisition upon acquisition	$2,000	$-	$-
Value of Goodwill upon acquisition of Gold Acquisition	$7,647,997	$-	$-
Common stock issued in connection with the asset purchase agreement
entered into with parent company	$84,465,688	$-	$-
Portion of replacement award that is part of consideration transferred in connection with the asset purchase agreement entered
into with parent company	$789,641	$-	$-
Purchase of prepaid expenses and deposits of parent company	$1,946,909	$-	$-
Purchase of property and equipment of parent company	$39,912	$-	$-
Assumption of liabilities of parent company	$293,659	$-	$-
Value of Goodwill in connection with the asset purchase agreement
entered into with parent company	$72,394,654	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Sagebrush Gold Ltd. (the “Company”), formerly The Empire Sports & Entertainment Holdings Co., formerly Excel Global, Inc., was incorporated under the laws of the State of Nevada on August 2, 2007. The Company operated as a web-based service provider and consulting company.  In September 2010, the Company changed its name to The Empire Sports & Entertainment Holdings Co, which was subsequently changed to Sagebrush Gold Ltd. on May 16, 2011.

On September 29, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with The Empire Sports & Entertainment, Co. (“Empire”), a privately held Nevada corporation incorporated on February 10, 2010, and the shareholders of Empire (the “Empire Shareholders”). Upon closing of the transaction contemplated under the Exchange Agreement (the “Exchange”), the Empire Shareholders transferred all of the issued and outstanding capital stock of Empire to the Company in exchange for shares of common stock of the Company.  Such Exchange caused Empire to become a wholly-owned subsidiary of the Company.

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

On October 8, 2010, the Company administratively entered into a series of agreements with the purpose of transferring certain of the residual assets and liabilities which were owned by the Company prior to the Exchange. These agreements were effectively consummated on the date of reverse merger. The agreements transferred certain assets and liabilities in connection with a website business to the former shareholders of the Company in exchange for the return and cancellation of 17,596,603 shares of the Company's common stock held by such shareholders.  Management believes that the fair value of the shares received for those assets and liabilities was not material. The shares were cancelled immediately upon receipt.

Prior to the Exchange, the Company was a shell company with no business operations.

The Exchange was accounted for as a reverse-merger and recapitalization. Empire is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Exchange will be those of Empire and will be recorded at the historical cost basis of Empire, and the consolidated financial statements after completion of the Exchange will include the assets and liabilities of the Company and Empire, historical operations of Empire and operations of the Company from the closing date of the Exchange.

Empire was incorporated in Nevada on February 10, 2010 to succeed to the business of its predecessor company, Golden Empire, LLC (“Golden Empire”), which was formed and commenced operations on November 30, 2009. Empire is principally engaged in the production and promotion of music and sporting events. The Company assumed all assets, liabilities and certain promotion rights agreements entered into by Golden Empire at carrying value of ($30,551) which approximated fair value on February 10, 2010. Golden Empire ceased operations on that date. The results of operations for the period from January 1, 2010 to February 9, 2010 of Golden Empire were not material. Additionally, the services performed by the President of Golden Empire were presented as “Contributed Officer Services” in the Company’s Statement of Stockholders’ Equity because from January 1, 2010 on, the officer performed services solely for Empire. As a result of the Exchange, Empire became a wholly-owned subsidiary of the Company and the Company succeeded to the business of Empire as its sole line of business.

A newly-formed wholly-owned subsidiary, EXCX Funding Corp., a Nevada corporation was formed in January 2011 for the purpose of entering into a Credit Facility Agreement in February 2011 (see Note 8).

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On April 26, 2011, a shareholder agreement (the “Shareholder Agreement”) was executed and entered into between Empire, Concert International Inc. (“CII”) and Capital Hoedown Inc.  (“Capital Hoedown”). Pursuant to the Shareholder Agreement, Empire has the right to select two directors, and CII has the right to select one director of Capital Hoedown. Based on the Shareholder Agreement, Empire owned 66.67% and CII owned 33.33% of the corporate joint venture. Contemporaneously with the execution of the Shareholder Agreement, Empire issued a revolving demand loan to CII and Denis Benoit, up to a maximum amount of $500,000.  Additionally, Empire issued a revolving demand loan to the Company’s majority owned subsidiary, Capital Hoedown Inc., up to a maximum amount of $4,000,000 which bears 10% interest per annum and payable on the earlier of the termination date on January 15, 2012 or upon demand by Empire. Such loan to the Company’s former majority owned subsidiary, Capital Hoedown Inc., was considered an intercompany transaction and as such was eliminated at consolidation. On September 1, 2011, the Company exited the sports and entertainment business and disposed of its Empire subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between the Company, Empire and CII.  Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011.   Pursuant to the SPA, the Company agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to the Company which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered subsidiaries of the Company.

On May 16, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to change its name to “Sagebrush Gold Ltd.” from “The Empire Sports & Entertainment Holdings Co.”

On May 24, 2011, the Company entered into four limited liability company membership interests purchase agreements (the “Agreements”) with the owners of Arttor Gold LLC (“Arttor Gold”).  Each of the owners of Arttor Gold, (the “Members”) sold their interests in Arttor Gold in privately negotiated sales resulting in the Company acquiring 100% of Arttor Gold.  Pursuant to the Agreements, the Company issued 8,000,000 shares of preferred stock, designated Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) and 13,000,000 shares of Common Stock in exchange for 100% membership interests in Arttor Gold.  Each share of Series B Preferred Stock is convertible into one share each of the Company’s common stock. Assuming the conversion into Common Stock of the Series B Preferred Stock, the Company has an additional 21,000,000 shares of its Common Stock, on a fully-diluted basis, outstanding following the transaction. As a result of this transaction, on May 24, 2011, Arttor Gold became a wholly-owned subsidiary of the Company. Arttor Gold (an exploration stage company), a Nevada limited liability company, was formed and organized on April 28, 2011. Arttor Gold operates as a U.S. based junior gold exploration and mining company.

A newly-formed wholly-owned subsidiary, Noble Effort Gold, LLC, a Nevada corporation was formed in June 2011.

A newly-formed wholly-owned subsidiary, Continental Resources Acquisition Sub, Inc., a Florida corporation was formed in July 2011.

A newly-formed wholly-owned subsidiary, Gold Acquisition Corp., a Nevada corporation was formed in August 2011.

On July 22, 2011, the Company, Continental Resources Acquisition Sub, Inc., the Company’s wholly-owned subsidiary (“Acquisition Sub”), and Continental Resources Group, Inc. (“Continental”), entered into an asset purchase agreement (the “Purchase Agreement”) and, through the Acquisition Sub, closed on the purchase of substantially all of the assets of Continental (the “Asset Sale”) in consideration for (i) shares of the Company’s common stock (the “Shares”) which was equal to eight Shares for every 10 shares of Continental’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of Continental’s common stock such that the Company shall deliver to the holders of Continental’s warrants, warrants to purchase shares of the Company’s common stock (the “Warrants”) which was equal to one Warrant to purchase eight shares of the Company’s common stock for every warrant to purchase ten shares Continental’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder such that the Company shall deliver to Continental’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of the Company’s common stock issuable under the Company’s equity incentive plan which shall be equal to one option to purchase eight shares of the Company’s common stock for every option to purchase 10 shares of Continental’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option. Under the terms of the Agreement, the Company purchased from Continental substantially all of its assets, including, but not limited to, 100% of the outstanding shares of common stock of the Continental’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) and a majority voting interest in Secure Energy LLC. Upon the closing of the Asset Sale, Acquisition Sub will assume the Assumed Liabilities (as defined in the Agreement) of Continental.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

After giving effect to the foregoing, the Company issued 76,095,214 shares of its Common Stock, 41,566,999 stock warrants, and 2,248,000 stock options following the transaction.

Consequently, the issuance of 76,095,214 shares of the Company’s common stock to Continental accounted for approximately 67% of the total issued and outstanding stocks of the Company as of July 22, 2011 and the Company became a majority owned subsidiary of Continental, the Parent Company, (Continental may also be referred to as the “Parent Company”). As of September 30, 2011, Continental holds 62.84% of interest in the Company.

On August 30, 2011, the Company, through its newly-formed wholly owned subsidiary, Gold Acquisition Corp. (“Gold Acquisition”) acquired the Relief Canyon Mine (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada,  for an aggregate purchase price consisting of: (i)  $12,000,000 cash and (ii)  $8,000,000 of senior secured convertible promissory notes (collectively, the “Notes”) issued to Platinum Long Term Growth LLC (“Platinum”) and Lakewood Group LLC (“Lakewood”) and collectively with Platinum, the “Sellers”). Gold Acquisition, a Nevada corporation was formed in August 2011.

Going concern

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The consolidated financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss attributable to Sagebrush Gold Ltd. of $93,170,078 for the nine months ended September 30, 2011, had a working capital deficit of $12,431,973 at September 30, 2011 and cumulative net losses of approximately $98.6 million since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Basis of presentation

The condensed consolidated  financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company and its wholly-owned subsidiaries and a subsidiary with a majority voting interest as of September 30, 2011. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2011, and the results of operations and cash flows for the nine months ended September 30, 2011 have been included. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the period ended December 31, 2010, which are contained in Form 10-K as filed with the Securities and Exchange Commission on March 15, 2011. The consolidated balance sheet as of December 31, 2010 was derived from those financial statements.

Exploration stage company

On September 1, 2011, the Company exited the sports and entertainment business and disposed of its Empire subsidiary pursuant to a Stock Purchase Agreement. The Company will no longer be engaged in or pursue agreements with artists or athletes for sports and entertainment promotion and events, and will focus its activities exclusively on its new business segment, gold exploration as a junior exploration company. As a result of the Company's focus on gold exploration, the Company is considered an exploration stage company effective September 1, 2011. Accordingly, the Company is an exploration stage company as defined in ASC 915 “Development Stage Entities”.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated balance sheet, and revenues and expenses for the period then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, allowance for bad debts, the useful life of property and equipment, the fair values of certain promotional contracts and the assumptions used to calculate fair value of options granted and derivative liability, beneficial conversion on convertible notes payable, valuation of goodwill, common stock issued for services and common stock issued in connection with an acquisition.

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the  subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of September 30, 2011, the Company recorded a deficit non-controlling interest balance of $1,376 in connection with our majority-owned subsidiary, Secure Energy LLC, as reflected in the accompanying consolidated balance sheets.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At September 30, 2011, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Marketable securities

Marketable securities that the Company invests in publicly traded equity securities and are generally restricted for sale under Federal securities laws. The Company’s policy is to liquidate securities received when market conditions are favorable for sale. Since these securities are often restricted, the Company is unable to liquidate them until the restriction is removed. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” the Company’s marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group (formerly known as the Pink Sheets) and any unrealized gain or loss is recognized as an element of comprehensive income based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, any realized gain or loss on the sale of marketable securities is reflected in our net income for the period in which the security was liquidated.

The Company performs an analysis of the marketable securities at least on an annual basis to determine if any of these securities have become other than temporarily impaired. Unrealized gains or losses on marketable securities available for sale are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security. If the Company determines that the decline in fair value is other than temporary the Company recognizes the amount of the impairment as a realized loss into our current period net income (loss). This determination is based on a number of factors, including but not limited to (i) the percentage of the decline, (ii) the severity of the decline in relation to the enterprise/market conditions, and (iii) the duration of the decline.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income

Accounting Standards Update (“ASU”) No. 2011-05 amends FASB Codification Topic 220 on comprehensive income (1) to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity, and (2) to require presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. These amendments do not alter any current recognition or measurement requirements in respect of items of other comprehensive income. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Earlier adoption is permitted, because compliance with the amendments is already permitted. The Company will start to adopt this guidance in the Company's 2011 fiscal year end consolidated financial statement.

Foreign currency translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the Parent Company is the U.S. dollar and the functional currency of our former majority owned subsidiary, Capital Hoedown, is the Canadian dollar (“CAN”), the official currency of Canada. Capital accounts of the consolidated financial statements are translated into United States dollars from CAN at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet dates. Income and expenditures are translated at the average exchange rates for the nine month period ended September 30, 2011. A summary of the conversion rates for the periods presented is as follows:

September 30, 2011
Period end CAN: U.S. dollar exchange rate	0.9682
Average nine month period CAN: U.S. dollar exchange rate	1.023

Fair value of financial instruments

Effective February 10, 2010, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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
The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2011 to September 30, 2011:

Conversion feature derivative liability
Balance at January 1, 2011	$-
Recognition of derivative liability	13,198,206
Change in fair value included in earnings	(1,687,605)
Balance at September 30, 2011	$11,510,601

Investment measured at fair value on a recurring basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities available for sale	$150,000	$-	$-

The Company categorizes the securities as investments in marketable securities available for sale.  The Company’s investments in publicly traded equity securities are classified as Level 1 assets as their fair values are readily determinable and based on quoted market prices. Unrealized gains or losses on marketable securities available for sale are recognized as an element of comprehensive income based on changes in the fair value of the security.  Once liquidated, realized gains or losses on the sale of marketable securities available for sale are reflected in the net income (loss) for the period in which the security was liquidated.

The carrying amounts reported in the balance sheet for cash and cash equivalents, restricted cash, other receivables, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the convertible promissory note and notes payable at September 30, 2011, approximate their respective fair value based on the Company’s incremental borrowing rate. The Company did not identify any other assets or liabilities that are required to be presented on the condensed consolidated balance sheets at fair value in accordance with the accounting guidance.

Restricted cash

The Company considers cash that was held as a compensating balance for letter of credit arrangements, cash held in escrow and funds that were allocated for certain music and sporting events as restricted cash.

Restricted cash – current and long term portion, consisted of the following:

	September 30, 2011	December 31, 2010
Letter of credit arrangements – current portion	$-	$560,000
Letter of credit arrangements – long-term portion	-	500,000
Cash held in escrow	4,122,701	-
	$4,122,701	$1,060,000

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

During the period ended December 31, 2010, letter of credit arrangements were held primarily in certificates of deposit as security in accordance with the terms of the employment agreements with the Company’s former Chief Executive Officer and Executive Vice President. The letter of credit may be reduced after six months, and after each six month period thereafter, in increments of $250,000. Restricted cash long-term portion during the period ended December 31, 2010 represents the amount that may be reduced after 1 year. Cash held in escrow represents proceeds from the sale of the Company’s common and preferred stock in September 2011.

Prepaid expenses

Prepaid expenses – current portion of $1,102,355 and $49,882 at September 30, 2011 and December 31, 2010, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments (in cash and common stock) of public relation services, consulting and business advisory services and prepaid mineral lease which are being amortized over the terms of their respective agreements. Prepaid expenses – long term portion of $40,250 and $0 at September 30, 2011 and December 31, 2010, respectively, consist primarily of costs paid for future mineral lease payments after one year.

Mineral property acquisition and exploration costs

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the nine months ended September 30, 2011, the Company incurred exploration cost of $925,623.

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, generally one to twenty five years.

Impairment of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not consider it necessary to record any impairment charges of long-lived assets for the nine months ended September 30, 2011 and for the period from February 10, 2010 (inception) to September 30, 2010.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and other intangible assets

In accordance with ASC 350- 30-65, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;

2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. During the nine months ended September 30, 2011, the Company recorded an impairment of goodwill of $72,397,654 associated with the asset purchase agreement entered into with Parent Company. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Parent Company has not generated future cash flows and has not generated revenues since its inception, has incurred losses and cash used in operations, management deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date. During the nine months ended September 30, 2011, the Company has determined that no adjustment to the carrying value of goodwill related to the acquisition of Relief Canyon Mine was required.

Environmental remediation liability

The Company has posted bonds with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in an amount equal to the maximum cost to reclaim land disturbed in its mining process. The Company posted a reclamation bond deposit of $4,557,629 to provide surface reclamation coverage for the Relief Canyon Mine, as required by the BLM to secure remediation costs if the project is abandoned or closed. Due to its investment in the bond and the close monitoring of the BLM Nevada State Office, the Company believes that it has adequately mitigated any liability that could be incurred by the Company to reclaim lands disturbed in its mining process. The Company also posted a surface management bond with BLM for a total of $50,000 for its two wholly owned subsidiaries, Arttor Gold and Noble Effort Gold LLC and was included in deposits as reflected in the accompanying condensed consolidated balance sheets.

Income taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes.   Under ASC Topic 740, deferred tax assets are recognized for future deductible temporary differences and for tax net operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax asset if, based upon the available evidence, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Advertising

Advertising is expensed as incurred. For the nine months ended September 30, 2011, advertising expense totaled $436,524 and for the period from February 10, 2010 (inception) to September 30, 2010, advertising expense totaled $27,843. Such expense is included in loss from discontinued operations on the accompanying consolidated statement of operations.

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

	Nine month period ended September 30, 2011	For the period from February 10, 2010(Inception) to September 30, 2010
Numerator:
Loss from continuing operations	$(90,176,124)		$(590,814)
Loss from discontinued operations	$(2,995,376)		$(859,651)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	49,198,517		17,348,763

Denominator for dilutive loss per share
(adjusted weighted-average)	89,096,517		20,480,321

Loss per common share, basic and diluted:
Loss from continuing operations	$(1.83)	$	(0.03)
Loss from discontinued operations	$(0.06)	$	(0.05)

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 The following sets forth the computation of weighted-average common shares outstanding basic and diluted for the periods ended:

	September 30, 2011	September 30, 2010
Weighted-average common shares outstanding (Basic)	49,198,517	17,348,763
Weighted-average common stock
Equivalents
Stock options	4,398,000	2,800,000
Convertible preferred stock	15,318,792	-
Convertible promissory notes -
Embedded conversion feature	20,181,208	331,558
Weighted-average common shares outstanding (Diluted)	89,096,517	20,480,321

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

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update is not expected to have a material impact on the Company’s condensed consolidated financial statements.

 In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update is not expected to have a material impact on the Company’s condensed consolidated financial statements.

 In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350)” (“ASU No. 2011-08”). In ASU No. 2011-08, an entity is permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. The amendments in ASU No. 2011-08 are effective for annual and interim goodwill and impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the requirements of ASU No. 2011-08 and has not yet determined whether a revised approach to evaluation of goodwill impairment will be used in future assessments. The Company does not expect the adoption of ASU No. 2011-08 to have a material impact on its condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 2 – DISCONTINUED OPERATIONS

In September 2011, the Company decided to discontinue its sports and entertainment business and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation. As a result, the Company will no longer be engaged in or pursue agreements with artists or athletes for sports and entertainment promotion and events, and will focus its activities exclusively on its new business segment, gold exploration as a junior exploration company. On September 1, 2011, the Company disposed its Empire subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between the Company, Empire and CII.  Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011.   Pursuant to the SPA, the Company agreed to sell Empire to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to the Company which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered a subsidiary of the Company. As of September 30, 2011, note receivable amounted to $500,000 and interest receivable of $3,333 was included in other receivables.

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of the sports and entertainment business.  The carrying amounts of the major classes of these assets and liabilities as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30,	December 31,
	2011	2010
Assets:
Accounts receivable, net (1)	$66,500	$293,990
Notes and loan receivable (2)	16,750	123,544
Advances, participation guarantees and Other receivables, net (3)	-	526,296
Prepaid expenses (5)	-	93,224
Advances – long term portion (3)	-	49,153
Deposits	48,509	38,509

Assets of discontinued operations	131,759	1,124,716

Liabilities: Accounts payables and accrued expenses	$(16,253)	$(44,850)
Liabilities of discontinued operations	$16,253	$44,850

(1)
Accounts receivable - The Company has a policy of reserving for accounts receivable based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At September 30, 2011 and December 31, 2010, management determined that an allowance is necessary which amounted to $131,226 and $30,500, respectively. The Company recorded bad debt expense of $60,794 for the nine months ended September 30, 2011.Such bad debt expense relates to the discontinued operations and is included in the loss from discontinued operations. At December 31, 2010, accounts receivable net of allowance for bad debts amounted to $293,990 and was included in the assets of discontinued operations as reflected in accompanying consolidated balance sheet.

(2)
Notes and loan receivables - On June 28, 2010, the Company loaned $25,000 to an unrelated party in exchange for a demand promissory note. The note is due on demand and bears interest at 6% per annum. The borrower shall have the option of paying the principal sum to the Company in advance in full or in part at any time without premium or penalty. In February 2011, the borrower paid the principal amount of this promissory note.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 2 – DISCONTINUED OPERATIONS (continued)

Between December 2010 and June 2011, the Company loaned $33,500 of demand promissory notes to a third party. The notes are due on demand and are non-interest bearing. However unpaid principal after the lender’s demand shall accrue interest at 5% per annum until paid. The Company recorded bad debt expense of $16,750 in connection with this note receivable during the nine months ended September 30, 2011.Such bad debt expense relates to the discontinued operations and is included in the loss from discontinued operations. As of September 30, 2011 and December 31, 2010, the balance of this note was $16,750 and $15,000, respectively.

In November 2010, the Company loaned a total of $18,000 to Denis Benoit, the president of Concerts International, Inc., in exchange for promissory notes. The notes were due on August 31, 2011 and bore interest at 4% per annum. The borrower had the option of paying the principal sum to Empire prior to the due date without penalty. Empire had loaned to CII and Denis Benoit, up to a maximum amount of $500,000 in the form of a revolving demand loan executed on April 26, 2011.  The revolving demand loan bore 10% interest per annum and was payable on the earlier of the termination date, on January 15, 2012, or upon demand by Empire. The Company has recognized a loss from disposal of discontinued operations of $459,270 plus interest of $22,183 which represents the total loan and interest receivable balance from CII and Denis Benoit as of September 1, 2011.

(3)
Advances, participation guarantees and other receivables - Advances receivable represent cash paid in advance to athletes for their training. The Company has the right to offset the advances against the amount payable to such athletes for their future sporting events. The amounts advanced under such arrangements are short-term in nature. Promotional advances represented signing bonuses paid to athletes upon signing the promotional agreements with the Company. Promotional advances were amortized over the terms of the promotional agreements, generally from three to four years. During the nine months ended September 30, 2011, amortization of these promotional advances amounted to $8,643 which has been included in loss from discontinued operations. The carrying amount of the assigned promotional advances of $59,612 were allocated to retained earnings as a result of the Separation agreement entered into between the Company and the former president of the Company on March 28, 2011 in accordance with ASC 505-30 “Treasury Stock” (see Note 12). Advances, participation guarantees and other receivables consisted of the following:

	September 30, 2011	December 31, 2010
Advances receivable	$-	$13,250
Promotional advances – current portion	-	34,572
Promotional advances – long-term portion	-	49,153
Refundable advance	-	205,000
Participation guarantees, net of allowance	-	255,000
Other receivables	-	18,474
	$-	$575,449

The following table sets forth for the nine months ended September 30, 2011 and for the period from February 10, 2010 (inception) to September 30, 2010, indicated selected financial data of the Company's discontinued operations of its sports and entertainment business.

	September 30, 2011	September 30, 2010
Revenues (4)	$3,071,562	$288,584
Cost of sales (5)	5,115,717	144,332
Gross profit (loss)	(2,044,155)	144,252
Operating and other non-operating expenses	(2,005,767)	(1,003,903)

Loss from discontinued operations	$(4,049,922)	$(859,651)

(4) Revenues - The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 2 – DISCONTINUED OPERATIONS (continued)

The Company earned revenue primarily from live event ticket sales, participation guarantee fees, sponsorship, advertising, concession fees, promoter and advisory services fees, television rights fee and pay per view fees for events broadcast on television or cable.

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

•	Revenue from the sale of products is recognized at the point of sale at the live event concession stands.
 The following table provides data regarding the source of our net revenues:
	For the Nine Months Ended September 30, 2011		For the period from February 10, 2010 (Inception) to September 30, 2010

	$	% of Total	$	% of Total
Live events – ticket sales, promoter’s fee and related revenues	2,702,256	88%	154,195	53%
Television rights fee	-	-	101,889	35%
Concession fees	287,737	9%	-	-
Advertising – sponsorships	81,569	3%	32,500	12%
Total	3,071,562	100%	288,584	100%

Such net revenues relate to discontinued operations and are included in the loss from discontinued operations.

For the nine months ended September 30, 2011, the Company recognized revenues from promoter, advisory fee, and concession fees from live events of $606,422 from five companies that accounted for 3%, 3%, 3%, 3% and 8%, respectively, of our total net revenues. For the period from February 10, 2010 (Inception) to September 30, 2010, the Company recognized revenues from television rights fee and advisory fee from live events of approximately $152,000 from one company that accounted for 53% of our total net revenues.

(5) Cost of revenue and prepaid expenses - Costs related to live events were recognized when the event occurs. Event costs paid prior to an event are capitalized to prepaid expenses and then charged to expense at the time of the event. Cost of other revenue streams are recognized at the time the related revenues are realized. Prepaid expenses of $93,244 at December 31, 2010 consist primarily of costs paid for future sports and entertainment events which occurred within a year.

Disposal of discontinued operations

On September 1, 2011, the Company disposed  of Empire  pursuant to a Stock Purchase Agreement (the “SPA”) by and between the Company, Empire and CII.  Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011.   Pursuant to the SPA, the Company agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to the Company which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered subsidiaries of the Company.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 2 – DISCONTINUED OPERATIONS (continued)

Such disposal is included in loss from discontinued operations during the nine months ended September 30, 2011and is calculated as follows:

Consideration received in connection with the SPA:
Promissory note from CII	$500,000
Total consideration received	500,000

Add: net liabilities of former subsidiaries on September 1, 2011 assumed by CII	554,546
Gain on disposal of discontinued operations, net of tax	1,054,546
Loss from discontinued operations	(4,049,922)
Total loss from discontinued operations, net of tax	$(2,995,376)

NOTE 3 – ACQUISITIONS

Arttor Gold

On May 24, 2011, the Company entered into four limited liability company membership interests purchase agreements with the owners of Arttor Gold.  Each of the owners of Arttor Gold, sold their interests in Arttor Gold in privately negotiated sales resulting in the Company acquiring 100% of Arttor Gold.  Pursuant to the Agreements, the Company issued 8,000,000 shares Series B Preferred Stock, and 13,000,000 shares of Common Stock in exchange for 100% membership interests in Arttor Gold. Each share of Series B Preferred Stock is convertible into one share each of the Company’s common stock. As a result of this transaction, on May 24, 2011, Arttor Gold became a wholly-owned subsidiary of the Company.

The purchase consideration included 8,000,000 shares of preferred stock, designated Series B Convertible Preferred Stock and 13,000,000 shares of Common Stock. The issuance of 13,000,000 shares of common stock and issuance of 8,000,000 shares of Series B convertible preferred stock were valued at $2,000,100 which primarily represents the cash acquired of $2,000,100 and assumed liabilities of $21,750 from Arttor Gold.

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

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 3 – ACQUISITIONS (continued)

 Unaudited pro forma results of operations data as if the Company and Arttor Gold had occurred as of February 10, 2010, the inception date, are as follows:

	The Company and Arttor Gold For the nine months ended September 30, 2011	The Company and Arttor Gold from February 10, 2010 (Inception Date) to September 30, 2010
Pro forma revenues	$-	$-
Pro forma loss from operations	(79,967,331)	(1,032,726)
Pro forma net loss	(93,193,150)	(1,450,465)
Pro forma loss per share	$(0.82)	$(0.07)
Pro forma diluted loss per share	$(0.82)	$(0.07)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at inception date or February 10, 2010 and is not intended to be a projection of future results.

Continental Resources Group, Inc.

On July 22, 2011, the Company, Acquisition Sub, and Continental, entered into an asset purchase agreement (the “Purchase Agreement”) and, through Acquisition Sub, closed on the purchase of substantially all of the assets of Continental (the “Asset Sale”) in consideration for (i) shares of the Company’s common stock (the “Shares”) which shall be equal to eight Shares for every 10 shares of Continental’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of Continental’s common stock such that the Company shall deliver to the holders of Continental’s warrants, warrants to purchase shares of the Company’s common stock (the “Warrants”) which shall be equal to one Warrant to purchase eight shares of the Company’s common stock for every warrant to purchase ten shares Continental’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder such that the Company shall deliver to Continental’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of the Company’s common stock issuable under the Company’s equity incentive plan which shall be equal to one option to purchase eight shares of the Company’s common stock for every option to purchase 10 shares of Continental’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option. The exercise price of the Warrants and the strike price of the Options shall be determined and certified by an officer of the Company.  Upon the closing of the Asset Sale, Acquisition Sub assumed the Assumed Liabilities (as defined in the Purchase Agreement) of Continental.  Under the terms of the Purchase Agreement, the Company purchased from Continental substantially all of its assets, including, but not limited to, 100% of the outstanding shares of common stock of the Continental’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) and a majority voting interest in Secure Energy LLC. Upon the closing of the Asset Sale, Acquisition Sub will assume the Assumed Liabilities (as defined in the Purchase Agreement) of Continental. After giving effect to the foregoing, the Company issued 76,095,214 shares of its Common Stock, 41,566,999 stock warrants, and 2,248,000 stock options following the transaction. Consequently, the issuance of 76,095,214 shares of the Company’s common stock to Continental accounted for approximately 67% of the total issued and outstanding stocks of the Company as of July 22, 2011 and the Company became a majority owned subsidiary of Continental, the Parent Company. As of September 30, 2011, Continental holds 62.84% of interest in the Company.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 3 – ACQUISITIONS (continued)

The Purchase Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of Continental.  Continental is expected to liquidate on or prior to July 1, 2012.  The Company has agreed to file a registration statement under the Securities Act of 1933 (the “Securities Act”) in connection with liquidation of Continental no later than 30 days following (i) the closing date of the Asset Sale or (ii) such date that Continental delivers to the Company its audited financial statements for the fiscal year ended March 31, 2011.  Continental will subsequently distribute the registered Shares to its shareholders as part of its liquidation.  The Company agreed to use its best efforts to cause such registration to be declared effective within 12 months following the closing date of the Asset Sale.  The Company has agreed to pay liquidated damages of 1% per month, up to a maximum of 5%, in the event that the Company fails to file or is unable to cause the registration statement to be declared effective.

The purchase consideration included 76,095,214 shares of the Company’s stock valued at the fair market value on the date of grant at $1.11 per share or $84,465,688. Additionally, the Company's issuance of 41,566,999 stock warrants, and 2,248,000 stock options as consideration for the assumption of the outstanding warrants and options of Continental was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees) to determine the portion of replacement awards granted by the Company as part of consideration transferred to Continental. The portion of replacement option and warrant awards included in the considerations transferred amounted to $789,642, thus a total purchase price is $85,255,330.

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary, Acquisition Sub. The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $11,164,514)	$13,069,511
Prepaid expenses – long term portion	41,912
Property and equipment	39,912
Goodwill	72,397,654

Liabilities assumed (including a 12% note payable of $50,000)	(293,659)

Net purchase price	$85,255,330

During the nine months ended September 30, 2011, the Company recorded an impairment of goodwill of $72,397,654 associated with this acquisition. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The subsidiaries of Continental have not generated future cash flows and have not generated revenues since its inception, have incurred losses and cash used in operations, management deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date.

Unaudited pro forma results of operations data as if the Company and the subsidiaries of Continental had occurred are as follows:
	For the nine months ended September 30, 2011	From February 10, 2010 (Inception) to September 30, 2010
Pro forma revenues	$-	$-
Pro forma loss from operations	(87,421,329)	(2,864,276)
Pro forma net loss	(101,755,573)	(3,763,965)
Pro forma loss per share	$(2.07)	$(0.22)
Pro forma diluted loss per share	$(2.07)	$(0.22)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred and is not intended to be a projection of future results.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 3 – ACQUISITIONS (continued)

Gold Acquisition Corp.

On August 30, 2011, the Company, through Gold Acquisition acquired Relief Canyon located in Pershing County, near Lovelock, Nevada,  for an aggregate purchase price consisting of: (i)  $12,000,000 cash and (ii)  $8,000,000 of senior secured convertible promissory notes (collectively, the “Notes”) issued to Sellers.The Company acquired Relief Canyon, a previously operating gold mine owned by Firstgold Corp. (“Firstgold”) (previously named Newgold, Inc.). The Relief Canyon mining project is located to the northeast of Reno, Nevada. Firstgold was founded in 1995 and on or about January 27, 2010, Firstgold filed a voluntary petition (the “Case”) under chapter 11 of title 11 of the United States Code commencing Case No.  BK-N-10-50215- GWZ in the United States Bankruptcy Court, District of Nevada (the “Court”).  On December 17, 2010, the Court entered its Order Authorizing And Approving: (1) Sale Of Real Property And Certain Personal Property Assets Pursuant To 11 U.S.C. § 363 Free And Clear Of Liens, Claims, and Interests; and (2) Assumption and Assignment Of Executory Contracts and Unexpired Leases Under 11 U.S.C. § 365; and (3) Related Relief entered December 17, 2010 (the “Sale Order”), docket number 328 in the Case, pursuant to which Platinum (as collateral agent) was approved as the successful “back up bidder” for the assets (the “Relief Canyon Mining Assets”) described in the Asset Purchase Agreement, dated as of April 2011 (the “APA”), between Platinum and Firstgold.  The Relief Canyon Mining Assets, as described in the APA, include any rights of Firstgold in any reclamation bonds or funds on deposit with the Bureau of Land Management pertaining to the Relief Canyon Mine, in an amount of approximately $2.8 million.  On August 30, 2011, pursuant to the Sale Order, the Company purchased 100% of the Relief Canyon Mining Assets through Gold Acquisition's acquisition of Platinum's rights under the APA which acquisition includes mining and mill-site claims. Accordingly, no unaudited pro forma results of operations data are available for this asset acquisition.

The Relief Canyon Mine is subject to a continuing royalty payment equal 2% of “Net Smelter Returns” payable to Battle Mountain Gold Exploration LLC (the “NSR Agreement”).  Net Smelter Returns are the difference between Gross Proceeds and Expenses from the operation of the Relief Canyon Mining Assets.

Acquisition of the Relief Canyon Mining Assets was effected through the execution of an Assignment and Assumption Agreement (the “Assignment Agreement”) pursuant to which the Gold Acquisition assumed all rights and obligations of Platinum under the APA.

The purchase consideration included $12,000,000 cash and $8,000,000 of senior secured convertible promissory notes to Sellers for a total purchase price of $20,000,000.

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary, Gold Acquisition. The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Reclamation bond	$2,842,000
Property and equipment	9,508,003
Mining rights	2,000
Goodwill	7,647,997
Net purchase price	$20,000,000

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 4 – MARKETABLE SECURITIES

Marketable securities available for sale at September 30, 2011 consist of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$100,000	$50,000	$—	$150,000

Total	$100,000	$50,000	$—	$150,000

Unrealized gains or losses on marketable securities available for sale are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale will be reflected in our net income (loss) for the period in which the security are liquidated.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	Estimated Life	September 30, 2011 (Unaudited)	December 31, 2010
Furniture and fixtures	5 years	$20,000	$14,057
Office and computer equipments	5 years	20,481	21,145
Land	-	266,977	-
Building and improvements	5 - 25 years	727,965	-
Site costs	10 years	1,272,732	-
Crushing system	20 years	2,256,943	-
Process plant	10 years	3,113,053	-
Lab and equipments	10 years	851,580	-
Vehicles and mining equipments	5 - 10 years	1,024,360	7,250
		9,554,091	42,452
Less: accumulated depreciation		(93,103)	(8,928)

		$9,460,988	$33,524

For the nine months ended September 30, 2011, depreciation expense amounted to $93,103. For the period from February 10, 2010 (inception) to September 30, 2010, depreciation expense amounted to $4,799.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 6 – SENIOR CONVERTIBLE PROMISSORY NOTES

On August 30, 2011, the Company, through Gold Acquisition acquired the Relief Canyon Mine  for an aggregate purchase price consisting of: (i)  $12,000,000 cash and (ii)  $8,000,000 of senior secured convertible promissory notes (collectively, the “Notes”) issued to Platinum and Lakewood.

The Notes are joint and several obligations of the Company and Gold Acquisition and bear interest at a rate of 9% per annum with principal and interest payable on the first business day of each month commencing on the earlier of: (i) 3 months after the Company or Gold Acquisition begins producing or extracting gold from the Relief Canyon Mine or (ii) 18 months after the original date of issuance of the Note (the “Commencement Date”). The principal amount shall be paid in 12 equal monthly installments, with the initial payment due on the Commencement Date.  The Notes may be pre-paid, in full or in part (but in no case, in an amount less than $250,000) at a price equal to 110% of the aggregate principal amount of the Notes plus all accrued and unpaid interest thereon at the election of the Company, and after the occurrence of certain events at the election of Platinum or Lakewood.  The Notes are convertible into shares of the Company’s common stock, at a price per share equal to $0.55, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally and are further subject to full-ratchet anti-dilution protection.  The Notes contain customary provisions regarding occurrences that give rise to defaults under the Notes, including actions permitted to be taken in the event of default, cross default provisions and provision for default interest rates, and recovery of costs of collection.  Lakewood has agreed under the Notes to be governed by all waivers, consents and amendments agreed to by Platinum.  Platinum serves as Collateral Agent with respect to all matters relating to the collateral for the Notes.  Repayment of the Notes is secured by all of assets of Gold Acquisition and a pledge by the Company of 100% of the stock of Gold Acquisition held by the Company pursuant to a security agreement and stock pledge agreement. The Notes contain usual and customary “Events of Default” as defined in the senior secured convertible promissory note agreement. On September 14, 2011, the conversion price of the Company’s $8 million senior convertible promissory notes was adjusted to $0.50 per share as a result of certain anti-dilution provisions contained therein due to the issuance of a certain convertible promissory note (see Note 8).

In accordance with ASC 470-20-25, the senior convertible promissory notes were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible promissory notes were fully convertible at the issuance date thus the value of the beneficial conversion were treated as a discount and were valued at $8,000,000 to be amortized over the term of the senior convertible promissory notes.

At September 30, 2011, senior convertible promissory notes consisted of the following:

Senior convertible promissory notes	$ 8,000,000
Less: debt discount	(7,733,333)
--------------------------
Senior convertible promissory notes, net	$ 266,667
===============

Total amortization of debt discounts for the convertible debentures amounted to $266,667 for the nine months ended September 30, 2011 and was included in interest expense. Accrued interest as of September 30, 2011 amounted to $60,000.

In accordance with ASC Topic 815 “Derivatives and Hedging”, these senior convertible promissory notes include a down-round provision under which the conversion price could be affected by future equity offerings (see Note 10). Instruments with down-round protection are not considered indexed to a company's own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

On February 1, 2011, the Company raised $750,000 in consideration for the issuance of convertible promissory notes from various investors, including $100,000 from the Company’s Chairman of the Board of Directors. The convertible promissory notes bear interest at 5% per annum and are convertible into shares of the Company’s common stock at a fixed rate of $1.00 per share. The convertible promissory notes are due on February 1, 2012. In connection with these convertible promissory notes, the Company issued 750,000 shares of the Company’s common stock. The Company valued these common shares at the fair market value on the date of grant. The funds are required to be held in escrow and may be released only in order to assist the Company in paying third party expenses, which may include activities related to broadening the Company’s shareholder base through shareholder awareness campaigns and other activities.

In accordance with ASC 470-20-25, these convertible promissory notes were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. In addition the Company allocated the proceeds received from such financing transaction to the convertible promissory note and the detached 750,000 shares of the Company’s common stock on a relative fair value basis in accordance with ASC 470 -20 “Debt with Conversion and Other Options”. Therefore the portion of proceeds allocated to the convertible debentures and the detached common stock amounted to $750,000 and was determined based on the relative fair values of each instruments at the time of issuance.  Consequently the Company recorded a debt discount of $750,000 which is limited to the amount of proceeds and is being amortized over the term of the convertible promissory notes. The Company evaluated whether or not the convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.

The Company concluded that since the convertible promissory notes have a fixed conversion price of $1.00, the convertible promissory notes are not considered derivatives. As of September 30, 2011, accrued interest on these convertible promissory notes amounted to $24,812.

On September 14, 2011, the Company sold $1,715,604 of its 9% secured promissory note (the “Note”). The Note was acquired by Frost Gamma Investments Trust (“Frost Gamma”). The proceeds of the Note have been used to post additional bonds with the BLM (the “Additional Bond”) in order to advance certain exploration and Phase One drilling activities at the Company’s Relief Canyon Mining property. The Note is the joint and several obligation of the Company and its wholly-owned subsidiary, Gold Acquisition Corp. Principal and interest under the Note is payable on the first business day of each month commencing on the later of (i) thirty (30) months from the original date of issuance and (ii) ten (10) days following the payment and/or conversion in full of the senior secured promissory notes dated as of August 30, 2011, issued to Platinum and Lakewood. The Note may be pre-paid, in full or in part at a price equal to 105% of the aggregate principal amount of the Note plus all accrued and unpaid interest thereon at the election of the Company. The Note is convertible into shares of the Company’s common stock at a price equal to $0.50 per share, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally. On and after an Event of Default, as defined in the Note, the Note may be declared by the holder to be due and payable and the full amount thereof accelerated. In such event: (i) the entire unpaid principal balance of the Note multiplied by two (2) and (ii) all interest accrued thereon, shall become immediately due and payable as the non-exclusive remedy of the Note holder. Following a default, interest on the Note will accrue at a rate of 18% per annum. The Note is subordinated to the payment in full and satisfaction of all obligations owed to Platinum and Lakewood other than the Additional Bond and proceeds of the Additional Bond, in which Frost Gamma is intended to have a first priority senior security interest. The Note is also secured by a pledge of 100% of the stock of Gold Acquisition Corp. held by the Company. The Note may be prepaid upon the occurrence of a Qualified Financing, as defined in the Note, of at least $1,715,604. Certain holders of senior secured indebtedness of the Company (including the Company’s Chairman of the Board, Barry Honig) agreed to subordinate certain senior obligations of the Company to the prior payment of all obligations under the Note. The Company concluded that since this convertible promissory note do not include a down-round provision under which the conversion price could be affected by future equity offerings, this convertible promissory note is not considered derivatives. As of September 30, 2011, accrued interest on these convertible promissory notes amounted to $6,434.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

At September 30, 2011, convertible promissory notes consisted of the following:

Convertible promissory notes	$ 2,365,604
Less: debt discount	(1,907,833)
--------------------------
Convertible promissory notes, net	$ 457,771
===============

At September 30, 2011, convertible promissory note – related party consisted of the following:

Convertible promissory note – related party	$ 100,000
Less: debt discount	(33,973)
--------------------------
Convertible promissory notes - related party, net	$ 66,027
===============

For the nine months ended September 30, 2011, amortization of debt discount amounted to $523,798 and is included in interest expense.

NOTE 8 – NOTES PAYABLE

In February 2011, the Company, Empire and its wholly-owned subsidiary, EXCX Funding Corp. (collectively the “Borrowers”), entered into a credit facility agreement (the “Credit Facility Agreement”) with two lenders, whereby one of the lenders is the Company’s Chairman of the Board of Directors. The credit facility consists of a loan pursuant to which $4.5 million can be borrowed on a senior secured basis. The indebtedness under the loan facility will be evidenced by a promissory note payable to the order of the lenders. The loan was used exclusively to fund the costs and expenses of certain music and sporting events (the “Events”) as agreed to by the parties. The notes bear interest at 6% per annum and mature on January 31, 2012, subject to acceleration in the event the Borrowers undertake third party financing. In addition to the 6% interest, the Borrower shall also pay all interest, fees, costs and expenses incurred by lenders in connection with the issuance of this loan facility. Pursuant to the Credit Facility Agreement, the Borrowers entered into a Master Security Agreement, Collateral Assignment and Equity Pledge with the lenders whereby the Borrowers collaterally assigned and pledged to lenders, and granted to lenders a present, absolute, unconditional and continuing security interest in, all of the property, assets and equity interests of the Company as defined in such agreement. Furthermore, in connection with the Credit Facility Agreement, the Lenders entered into a Contribution and Security Agreement (the “Contribution Agreement”) with the Company’s former Chief Executive Officer, Sheldon Finkel, pursuant to which Sheldon Finkel agreed to pay or reimburse the lenders the pro rata portion (1/3) of any net losses from Events and irrevocably pledged to lenders a certain irrevocable letter of credit dated in June 2010 in favor of Sheldon Finkel. As consideration for the extension of credit pursuant to the Credit Facility Agreement, the Borrowers are obligated to pay a fee equal to 15% of the initial loan commitment of $4.5 million (the “Preferred Return Fee”) of which Sheldon Finkel, shall receive a pro-rata portion (1/3). The Preferred Return Fee shall be payable if at all, only out of the net profits from the Events.  Accordingly, the Company shall record the Preferred Return Fee upon attaining net profits from the Events. The Company issued to the lenders and Sheldon Finkel an aggregate of 2,250,000 shares of the Company’s newly designated Series A Preferred Stock, convertible into one share each of the Company’s common stock. The Company valued the 2,250,000 Series A Preferred Stock at the fair market value of the underlying common stock on the date of grant at $1.20 per share or $2,700,000 and recorded a debt discount of $1,800,000 and deferred financing cost of $900,000 which are being amortized over the term of these notes. Such deferred financing cost represents the 750,000 Series A Preferred Stock issued to Sheldon Finkel for guaranteeing one-third of the net losses and assignment of that certain irrevocable letter of credit, as described above. On May 4, 2011, 1,500,000 of these preferred shares were converted into common stock. During August 2011, the revenues from the Events did not exceed its costs and accordingly the Company is indebted to the lenders, including the Chairman of the Company, and the Credit Facility Agreement may be in default after accounting for the revenues from the Events.  As a result, the obligations under the Contribution Agreements became obligations of the parties thereto to each other. Between August 2011 and September 2011, the Company paid a total of $3,276,500 ($1,638,250 to each lender) and such amount reduced the principal balance of these notes.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 8 – NOTES PAYABLE (continued)

On August 26, 2011, the lenders (including the Chairman of the Company) entered into a Side Letter with Platinum under which such lenders agreed to subordinate any obligations of the Company or its subsidiaries to such lenders to the interests of Platinum and Lakewood under the Notes (see Note 6).  As a result, the agreements dated as of February 23, 2011 (as amended) including that certain Credit Facility Agreement by and among the Company, Empire, and EXCX Funding Corp., and the lenders, were further amended to permit entry into the Notes and in order to permit Platinum and Lakewood to maintain a senior secured position with respect to the assets of Gold Acquisition and in the shares of Gold Acquisition senior to the lenders.

On March 17, 2011, in connection with the asset purchase agreement with Continental, the Company assumed a 12% $50,000 due on demand note from Prospect Uranium Inc. (see Note 3). In August 2011, the Company paid off the principal balance of $50,000 plus accrued interest of $8,000.

As of September 30, 2011, accrued interest and fees on these notes amounted to $195,810.

At September 30, 2011, note payable consisted of the following:

Note payable	$ 611,750
Less: debt discount	(220,015)
-------------------------
Note payable, net	$ 391,735
===============

At September 30, 2011, note payable – related party consisted of the following:

Note payable – related party	$ 611,750
Less: debt discount – related party	(220,015)
-------------------------
Note payable - related party, net	$ 391,735
===============

For the nine months ended September 30, 2011, amortization of debt discount and deferred financing cost amounted to $2,039,955 and was included in interest expense. As of September 30, 2011, deferred financing cost amounted to $220,015 in connection with the issuance of Series A Preferred Stock issued to Sheldon Finkel for guaranteeing one-third of the net losses and assignment of that certain irrevocable letter of credit.

NOTE 9 – NOTE PAYABLE – PARENT COMPANY

On July 18, 2011, the Company borrowed $2,000,000 from its Parent Company, Continental Resources Group, Inc. (“Continental”) and issued them an unsecured 6% promissory note.  The note matures six months from the date of issuance. On July 18, 2011, the Company advanced the $2,000,000 in connection with the acquisition of Relief Canyon Mine. As of September 30, 2011, accrued interest on this note payable amounted to $25,000.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 10 – DERIVATIVE LIABILITY

In June 2008, a FASB approved guidance related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock. The adoption of this requirement will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity and would have to be reclassified to a liability. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.
Instruments with down-round protection are not considered indexed to a company's own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

ASC Topic 815 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. If an instrument is classified as debt, it is valued at fair value, and this value is re-measured on an ongoing basis, with changes recorded on the statement of operations in each reporting period. The Company did not have outstanding instruments with down-round provisions as of the beginning of fiscal 2010 thus no adjustment will be made to the opening balance of retained earnings.

In connection with the issuance of the 9% senior convertible promissory notes dated August 30, 2011, the Company has determined that the terms of the convertible notes include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company. Accordingly, the convertible instrument is accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $11,510,601 at September 30, 2011. Derivative liability expense and gain resulting from the increase in fair value of this convertible instrument was $5,198,206 and $1,687,605 for the nine months ended September 30, 2011.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

September 30, 2011

Expected volatility	112% - 193%
Expected term	2.5 Years
Risk-free interest rate	0.33% - 0.42%
Expected dividend yield	0%

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 11 – RELATED PARTY TRANSACTIONS

Note payable - related party

In February 2011, the Company and its wholly-owned subsidiaries, entered into a Credit Facility Agreement with two lenders, whereby one of the lenders is the Company’s Chairman of the Board of Directors. The credit facility consists of a loan pursuant to which $4.5 million can be borrowed on a senior secured basis. The Company’s Chairman funded $2,250,000 to the Company under this Credit Facility Agreement (see Note 8). Furthermore, in connection with the Credit Facility Agreement, the lenders entered into a Contribution Agreement with the Company’s former Chief Executive Officer, Sheldon Finkel, pursuant to which Sheldon Finkel agreed to pay or reimburse the lenders the pro rata portion (1/3) of any net losses from Events and irrevocably pledged to lenders a certain irrevocable letter of credit dated in June 2010 in favor of Sheldon Finkel. The Company also agreed to issue to the lenders and Sheldon Finkel an aggregate of 2,250,000 shares of the Company’s newly designated Series A Preferred Stock, convertible into one share each of the Company’s common stock. As consideration for the extension of credit pursuant to the Credit Facility Agreement, the borrowers are obligated to pay a fee equal to 15% of the initial loan commitment of $4.5 million of which Sheldon Finkel, shall receive a pro-rata portion (1/3). The Preferred Return Fee shall be payable if at all, only out of the net profits from the Events. On May 4, 2011, the holders of 1,500,000 shares of Series A Preferred Stock converted their shares into 1,500,000 shares of Common Stock. One of the holders is the Company’s Chairman of the Board of Directors. Between August 2011 and September 2011, the Company paid a total of $1,638,250 to the Company’s Chairman and such amount reduced the principal balance of his note.
Convertible promissory note - related party

On February 1, 2011, the Company raised $750,000 in consideration for the issuance of convertible promissory notes from various investors, including $100,000 from the Company’s Chairman of the Board of Directors. The convertible promissory notes bear interest at 5% per annum and are convertible into shares of the Company’s common stock at a fixed rate of $1.00 per share. The convertible promissory notes are due on February 1, 2012 (see Note 7).

Loan receivable

In November 2010, Empire loaned a total of $18,000 to Denis Benoit, the president of CII, in exchange for promissory notes. CII previously owned 33.33% of the issued and outstanding shares of Capital Hoedown. The notes were due on August 31, 2011 and bore interest at 4% per annum. The borrower had the option of paying the principal sum to Empire prior to the due date without penalty. Empire loaned to CII and Denis Benoit, up to a maximum amount of $500,000 in the form of a revolving demand loan executed on April 26, 2011.  The revolving demand loan bore 10% interest per annum and was payable on the earlier of the termination date, on January 15, 2012, or upon demand by Empire. The Company has recognized a loss from disposal of discontinued operations of $459,270 plus interest of $22,183 which represents the total loan and interest receivable balance from CII and Denis Benoit as of September 1, 2011 pursuant to a Stock Purchase Agreement on September 1, 2011 (see Note 2).  Prior to the execution of the Stock Purchase Agreement, Denis Benoit was considered a related party, as an executive officer of the Company’s former majority owned subsidiary, Capital Hoedown, Inc.

Parent Company

The Company, from time to time, provided advances to its Parent Company, Continental, for operating expenses. At September 30, 2011, the Company has a receivable from its Parent Company amounting to $331,335. These advances are short-term in nature and non-interest bearing. Additionally, on July 18, 2011, the Company borrowed $2,000,000 from its Parent Company, Continental, and issued them an unsecured 6% promissory note.  The note matures six months from the date of issuance (see Note 9).

Chairman of the board of directors

The Company's chairman of the board of directors, Barry Honig holds 2,685,000 shares of the Parent Company directly or indirectly.  In addition to 2,685,000 shares held directly, certain entities under Mr. Honig’s control and family members, including trusts for the benefit of Mr. Honig's minor children, currently owns 4,228,833 shares of the Parent Company.  Accordingly, as the largest shareholder of the Parent Company.  Mr. Honig may be deemed to be in control of the Parent Company and accordingly there may exist certain conflicts of interest as a result.  On November 14, 2011, Mr. Honig filed a Schedule 13D with the Securities and Exchange Commission voluntarily disclosing his positions.  Furthermore, in connection with the asset purchase agreement with Continental, entities controlled by Mr. Honig were granted 4.5-year-warrants to purchase an aggregate of 3,280,666 shares of the Company's common stock at $2.835 per share upon assumption of the outstanding warrants of the Parent Company.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

In connection with the Credit Facility Agreement, the Company agreed to issue to the lenders and Sheldon Finkel an aggregate of 2,250,000 shares of the Company’s newly designated Series A Preferred Stock, convertible into one share each of the Company’s common stock (see Note 8). The holders of the Company’s Series A Preferred Stock are entitled to the same number of votes per share of common stock that the holder of these Series A Preferred Stock may convert into at the time of the vote. In the event of a liquidation, dissolution or winding up of the business of the Company, the holder of the Series A Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series A Preferred Stock’s preferential payment and over the Company’s Common Stock. The Company valued the 2,250,000 Series A Preferred Stock at the fair market value of the underlying common stock on the date of grant at $1.20 per share or $2,700,000 and recorded a debt discount of $1,800,000 and deferred financing cost of $900,000 which are being amortized over the term of these notes. On May 4, 2011, 1,500,000 of these preferred shares were converted into common stock.

On May 24, 2011, the Company entered into four limited liability company membership interests purchase agreements with the former owners of Arttor Gold. Each of the owners of Arttor Gold, sold their interests in Arttor Gold in privately negotiated sales resulting in the Company acquiring 100% of Arttor Gold. Pursuant to the Agreements, the Company issued 8,000,000 shares of preferred stock, designated Series B Convertible Preferred Stock, and 13,000,000 shares of Common Stock in exchange for 100% membership interests in Arttor Gold. Each share of Series B Convertible Preferred Stock is convertible into one share each of the Company’s common stock. The holders of the Company’s Series B Preferred Stock are entitled to the same number of votes per share of common stock that the holder of the Series B Preferred Stock may convert into at the time of the vote. In the event of a liquidation preferences upon the liquidation, dissolution or winding up of the business of the Company, the holder of the Series B Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series B Preferred Stock’s preferential payment and over the Company’s Common Stock.

On September 29, 2011, the Company sold 3,284,396 shares of newly designated Series C Convertible Preferred Stock and two-year warrants (the “Preferred Warrants”) to purchase 9,853,188 shares of Common Stock at an exercise price of $0.60 per share for an aggregate purchase price of $3,284,396. Each share of Preferred Stock is convertible into shares of common stock at a conversion price of $0.50 per share, subject to adjustment in the event the Company issues common stock or securities convertible into or exercisable for shares of common stock at a price lower than the conversion price then in effect, but not less than $0.30 per share. The Preferred Stock has a stated value of $1.50 per share (the “Stated Value”). In the event of the liquidation, dissolution or winding up of the business of the Company, each share of Preferred Stock shall be entitled to receive, a preferential amount in cash equal to the Stated Value. The Preferred Warrants may be exercised until the second anniversary of issuance at a cash exercise price of $0.60 per share, subject to adjustment. The Preferred Warrants may be exercised on a cashless basis at any time after the original date of issuance. On September 29, 2011, the Company issued 4,429,415 shares of common stock in connection with the exercise of the 9,853,188 Preferred Warrants on a cashless basis.

In accordance with ASC 505 (“Equity - Dividends and Stock Splits”), the Series C Convertible Preferred Stock was considered to have an embedded beneficial conversion feature (ECF) because the conversion price was less than the fair value of the Company’s common stock. This Series C Convertible Preferred Stock was fully convertible at the issuance date, therefore a portion of proceeds allocated to the Series C Convertible Preferred Stock was determined to be the value of the beneficial conversion feature and was recorded as a deemed dividend. In connection with the initial sales of the Series C Preferred Stock, the initial estimated fair values allocated to the ECF were $1,172,999 and the fair value allocated to the warrants of $ 2,111,397 was recorded as a deemed dividend on September 29, 2011.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

The assumptions used valuing the warrants include:

Risk free interest rate (annual)	0.27%
Expected volatility	112%
Expected life	2 Years
Assumed dividends	none

Common Stock

In February 2011, the Company issued 200,000 shares of the Company’s common stock in connection with a one year public relations and consulting agreement. The Company valued these common shares at the fair market value on the date of grant at $1.40 per share or $280,000. Accordingly, the Company recognized stock based consulting expense of $116,665 and prepaid expense of $163,335 during the nine months ended September 30, 2011.

In March 2011, the Company entered into a Separation Agreement and General Release (the “Settlement Agreement”) with the former president of the Company. Pursuant to the Settlement Agreement, the former President, Mr. Cohen returned 900,000 shares of the Company’s common stock for cancellation and sold 1,200,000 shares of the Company’s common stock he owned to one or more purchasers who are accredited investors on the closing date (the “Closing”). At the Closing, the proceeds from the private sale of the 1,200,000 shares were distributed for payment and reimbursement of various fees and obligations outstanding to the Company, a certain vendor, the Company’s Co-Chairman of the Board of Directors and $115,000 to Mr. Cohen. The Closing occurred in April 2011 (see Note 13). In addition, Mr. Cohen’s employment agreement was terminated and the parties exchanged releases. In addition, at the Closing, the Company and Mr. Cohen agreed to: (i) assignments of certain boxing promotional rights agreements (subject to any required consents or approvals), and (ii) various profit sharing agreements with respect to certain of the boxing promotional rights agreements under which Mr. Cohen may elect to continue as the promoter of the boxers named therein. In connection with the return of the 900,000 shares of common stock, the Company valued the cancelled shares at $59,612 which represents the carrying amount of the assigned promotional advances and was allocated to retained earnings as a result of the Separation agreement entered into between the Company and the former president of the Company on March 28, 2011 in accordance with ASC 505-30 “Treasury Stock”.

In April 2011, the Company sold an aggregate of 410,000 shares of common stock at a purchase price of $0.60 per share which generated gross proceeds of $246,000.

On May 4, 2011, the holders of 1,500,000 shares of Series A Preferred Stock converted their shares into 1,500,000 shares of Common Stock. One of the holders is the Company’s Chairman of the Board of Directors. The Company valued these common shares at par value.

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

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

On July 22, 2011, the Company issued 76,095,214 shares of its Common Stock pursuant to an asset purchase agreement entered into between the Company, Continental Resources Acquisition Sub, Inc., the Company’s wholly-owned subsidiary (“Acquisition Sub”), and Continental. Under the terms of the Agreement, the Company purchased from Continental substantially all of its assets, including, but not limited to, 100% of the outstanding shares of common stock of the Continental’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) and a majority voting interest in Secure Energy LLC. The 76,095,214 shares of the Company’s common stock were valued at the fair market value on the date of grant at $1.11 per share or $84,465,688 (see Note 3). Consequently, the issuance of 76,095,214 shares of the Company’s common stock to Continental accounted for approximately 67% of the total issued and outstanding stocks of the Company as of July 22, 2011 and the Company became a majority owned subsidiary of Continental, the Parent Company. As of September 30, 2011, Continental holds 62.84% of interest in the Company.

On September 2, 2011, the Company, the Empire Sports and Entertainment Co., EXCX Funding, Corp. (“EXCX”), Capital Hoedown, Inc. (collectively, the “Companies”), and Sheldon Finkel, our former Chief Executive Officer and Co-Chairman of our Board of Directors (“Executive”), entered into a Separation Agreement (the “Agreement”) under which Executive resigned from all positions with the Company and each of its subsidiaries and affiliates. Pursuant to the Agreement, Sheldon Finkel agreed to return 750,000 shares of common stock (see Note 13). The Company valued and recorded the cancelled shares at par value or $75 against additional paid in capital.
In September 2011, the Company sold $1,678,000 of Units pursuant to subscription agreements (the “Subscription Agreements”) for an aggregate sale of 3,356,000 Units (the “Units”), at a purchase price of $0.50 per Unit. Each Unit consists of: (i) one share of Common Stock and (ii) a two year warrant to purchase 50% percent of the number of shares of Common Stock at an exercise price of $0.60 per share. The warrants may be exercised until the second anniversary of their issuance at a cash exercise price of $0.60 per share, subject to adjustment. The warrants may be exercised on a cashless basis if at any time at 100% of the closing price for the common stock on the business day immediately prior to the exercise. In September 2011, the Company issued 866,065 shares of common stock in connection with the exercise of these 1,678,000 warrants on a cashless basis. The Company has agreed to file a “resale” registration statement with the SEC covering all shares of these common stock and shares underlying the warrants within 60 days of the final closing date of the sale of any Units and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the final closing on the sale of Units (the “Effectiveness Date”). The Company is obligated to pay to Investors a fee of 1% per month in cash for every thirty day period up to a maximum of 6%, (i) that the registration statement has not been filed and (ii) following the Effectiveness Date that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC.

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

On June 1, 2010, the Company granted an aggregate of 1,850,000 10-year options to purchase shares of common stock at $0.60 per share which vests one-third at the end of each three years to three officers of the Company. The 1,850,000 options were valued on the grant date at $0.60 per option or a total of $1,110,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.60 per share (based on recent sales of the Company’s common stock in a private placement), volatility of 209% (estimated using volatilities of similar companies), expected term of 6.5 years, and a risk free interest rate of 3.29%. For the nine months ended September 30, 2011, the Company recorded stock-based compensation expense of $203,333.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

The Company granted 250,000 10-year options to purchase shares of common stock entered at $0.60 per share to the Company’s Executive Vice President in connection with his one year employment agreement commencing on October 1, 2010. The options vest and become exercisable in equal installments of the first three anniversaries of the effective date. The 250,000 options were valued on the grant date at $0.60 per option or a total of $150,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.60 per share (based on recent sales of the Company’s common stock in a private placement), volatility of 209% (estimated using volatilities of similar companies), expected term of 6.5 years, and a risk free interest rate of 2.75%. For the nine months ended September 30, 2011, the Company recorded stock-based compensation expense of $37,500.

On March 29, 2011, the Company granted an aggregate of 350,000 10-year options to purchase shares of common stock at $1.01 per share which vests one-third at the end of each three years to an officer and two employees of the Company. The 350,000 options were valued on the grant date at $1.01 per option or a total of $353,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.01 per share, volatility of 202%, expected term of 6.5 years, and a risk free interest rate of 3.47%. For the nine months ended September 30, 2011, the Company recorded stock-based compensation expense of $50,500.

At September 30, 2011, there was a total of $485,833 of unrecognized compensation expense related to these non-vested option-based compensation arrangements.

On June 1, 2010, the Company granted an aggregate of 950,000 10-year options to purchase shares of common stock at $0.60 per share which vests one third at the end of each three years to four consultants of the Company. The Company marked to market these options at September 30, 2011 using the fair market value of the stock on that date at $1.03 per share. The Black-Scholes option pricing model used for this valuation had the following assumptions: stock price of $1.03 per share, volatility of 200%, expected term of approximately nine years, and a risk free interest rate of 3.47%. For the nine months ended September 30, 2011, the Company recorded stock-based consulting expense of $200,000.

On May 31, 2011, pursuant to a termination acknowledgement letter, the Company agreed to grant a former employee 50,000 10-year options to purchase shares of common stock at $1.01 per share. The 50,000 options were valued on the grant date at $1.19 per option or a total of $59,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.19 per share, volatility of 205%, expected term of 6.5 years, and a risk free interest rate of 3.05%. For the nine months ended September 30, 2011, the Company recorded stock-based compensation expense of $59,500.

On July 22, 2011, the Company granted 2,248,000 stock options and warrants to purchase 41,566,999 shares of common stock pursuant to an asset purchase agreement entered into between the Company, Acquisition Sub and Continental (see Note 3). Under the terms of the Agreement, the Company purchased from Continental substantially all of its assets, including, but not limited to, 100% of the outstanding shares of common stock of the Continental’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) and a majority voting interest in Secure Energy LLC. As part of the purchase consideration, the Company assumed Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder such that the Company shall deliver to Continental’s option holders, options to purchase an aggregate of such number of shares of the Company’s common stock issuable under the Company’s equity incentive plan which shall be equal to one option to purchase eight shares of the Company’s common stock for every option to purchase 10 shares of Continental’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option. The 2,248,000 9-year options to purchase shares of common stock at $1.423 per share are subject to a vesting schedule based on the stock option holder's continued employment and services. The assumption of the outstanding stock warrants and stock options of Continental was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees) to determine the portion of replacement awards granted by the Company as part of consideration transferred to Continental. The portion of replacement option and warrant awards included in the considerations transferred amounted to $789,642 which was included in the purchase price. Additionally, the Company recognized stock based compensation of $298,780 which represents the portion of the vested replacement option awards attributable to post-combination services related to the assumption of the stock options of Continental.

During the nine months ended September 30, 2011, 1,100,000 options were forfeited in accordance with the termination of employee relationships.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

A summary of the stock options as of September 30, 2011 and changes during the period are presented below:
	Number of Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at beginning of year	2,850,000	$0.60	9.45
Granted	2,648,000	1.34	8.96
Exercised	-	-	-
Forfeited	(1,100,000)	0.62	8.95
Cancelled	-	-	-
Balance outstanding at the end of period	4,398,000	$1.05	9.37

Options exercisable at end of period	-	$-
Options expected to vest	1,969,067
Weighted average fair value of options granted during the period		$1.09

Stock options outstanding at September 30, 2011 as disclosed in the above table have approximately $668,000 intrinsic value at the end of the period.

Common Stock Warrants

On July 22, 2011, the Company granted 2,248,000 stock options and warrants to purchase 41,566,999 shares of common stock pursuant to an asset purchase agreement entered into between the Company, Acquisition Sub, Inc., and Continental (see Note 3). Under the terms of the Agreement, the Company purchased from Continental substantially all of its assets, including, but not limited to, 100% of the outstanding shares of common stock of the Continental’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) and a majority voting interest in Secure Energy LLC. As part of the purchase consideration, the Company assumed the outstanding warrants to purchase shares of Continental’s common stock such that the Company shall deliver to the holders of Continental’s warrants, warrants to purchase shares of the Company’s common stock which shall be equal to one warrant to purchase eight shares of the Company’s common stock for every warrant to purchase ten shares Continental’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants. The assumption of stock warrants consist of 3,200,000 4.5-year warrants to purchase shares of common stock at $2.835 per share to an affiliated consulting company which are subject to a vesting schedule based on the warrant holder's continued services and 38,366,999 (ranging from 5 months to 4.6-year) warrants to purchase shares of common stock at an exercise price of $2.835 related to private placement sale of Continental’s common stock.  The assumption of the outstanding stock warrants and stock options of Continental was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees) to determine the portion of replacement awards granted by the Company as part of consideration transferred to Continental. The portion of replacement stock options and stock warrant awards included in the considerations transferred amounted to $789,642 which was included in the purchase price. Additionally, the Company recognized stock based compensation of $1,104,869 which represents the portion of the vested replacement warrants awards attributable to post-combination services related to the assumption of the stock warrants of Continental.

Out of the warrants to purchase 41,566,999 shares of common stock discussed above, a total of 3,280,666 4.5-year warrants were granted to an affiliated company, whereby the Company's Chairman of the Board of directors is the President of the affiliated company.

On September 29, 2011, the Company sold 3,284,396 shares of newly designated Series C Convertible Preferred Stock and two-year warrants to purchase 9,853,188 shares of Common Stock at an exercise price of $0.60 per share for an aggregate purchase price of $3,284,396. The stock warrants may be exercised until the second anniversary of issuance at a cash exercise price of $0.60 per share, subject to adjustment. These stock warrants may be exercised on a cashless basis at any time after the original date of issuance. On September 29, 2011, the Company issued 4,429,415 shares of common stock in connection with the exercise of the 9,853,188 stock warrants on a cashless basis.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

In September 2011, the Company sold $1,678,000 of Units pursuant to subscription agreements (the “Subscription Agreements”) for an aggregate sale of 3,356,000 Units (the “Units”), at a purchase price of $0.50 per Unit. Each Unit consists of: (i) one share of Common Stock and (ii) a two year warrant to purchase 50% percent of the number of shares of Common Stock at an exercise price of $0.60 per share. The Warrants may be exercised until the second anniversary of their issuance at a cash exercise price of $0.60 per share, subject to adjustment. The Warrants may be exercised on a cashless basis if at any time at 100% of the closing price for the Common Stock on the business day immediately prior to the exercise. In September 2011, the Company issued 866,065 shares of common stock in connection with the exercise of these 1,678,000 stock warrants on a cashless basis.

A summary of the status of the Company's outstanding stock warrants as of September 30, 2011 and changes during the period then ended is as follows:
	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	-	$-
Granted	53,098,187	2.35
Exercised	(11,531,188)	0.60
Balance at September 30, 2011	41,566,999	$2.84

Warrants exercisable at September 30, 2011	41,566,999	$2.84
Weighted average fair value of options granted during the six months ended September 30, 2011		$1.06

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Period ending September 30:
2012	64,764
2013	66,663
2014	68,634
2015	34,566
$234,627

Rent expense was $50,067 for the nine months ended September 30, 2011. Rent expense was $16,668 for the period from February 10, 2010 (inception) to September 30, 2010.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Consulting Agreement

On January 17, 2011, the Company entered into a one year Advertising and Promotional Services Agreement with a consultant. The consultant will provide planning, developing and implementing promotional campaigns for the Company. The Consultant is entitled to cash compensation of $30,000 per month. This agreement may be terminated by the Company with or without cause upon written notice 60 days following the date of this agreement. The Company terminated this agreement during the third quarter of this fiscal year.

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

On September 2, 2011, the Company, the Empire Sports and Entertainment Co., EXCX Funding, Corp. (“EXCX”), Capital Hoedown, Inc. (collectively, the “Companies”), and Sheldon Finkel, our former Chief Executive Officer and Co-Chairman of our Board of Directors (“Executive”), entered into a Separation Agreement (the “Agreement”) under which Executive resigned from all positions with the Company and each of its subsidiaries and affiliates. Certain previously entered funding agreements by and between Barry Honig, our Chairman, Executive, and Michael Brauser (collectively, “Lenders”) provided certain funding for the purpose of assisting Empire in financing certain entertainment event costs. Empire acquired a 66.67% interest in Capital Hoedown and CII acquired a 33.33% in Capital Hoedown under which Lenders provided funding pursuant to that certain Credit Facility Agreement (the “Loan Agreement”), one or more Notes, a Security Agreement, a Owner’s Pledge and Security Agreement, a Blocked Account Control Agreement, a Collateral Account Agreement, and the other Loan Documents (the “Transaction Documents”). Executive and Lenders also entered into a Contribution and Security Agreement dated as of February 19, 2011 (the “Contribution Agreement”) under which Executive pledged certain collateral and agreed to reimburse Lenders certain amounts in connection with the Loan Agreement.
Pursuant to the Agreement, Executive agreed to the following:

i.	Cancellation of 750,000 shares of common stock, par value $0.001 per share, of the Company’s Common Stock owned by Executive; and
ii.
All unvested shares and options of the Company shall be cancelled and returned to the Company, other than outstanding options awarded to Executive to purchase 400,000 shares of Common Stock and additionally, Executive shall be entitled to retain 600,000 shares of Common Stock presently owned (the options to purchase 400,000 shares of Common Stock and 600,000 shares of Common Stock, the “Executive Retained Securities”). The  Executive Retained Securities shall secure for collection of certain outstanding receivables of approximately $112,500, and thereafter be pledged to Lenders as collateral security for the payment by the Executive of $150,000 of indebtedness to Lenders in accordance with a payment schedule set forth in the Agreement; and

iii.	1,950,000 shares of Executive’s Common Stock shall be sold to Michael Brauser, one of the Lenders; and
iv.
That certain Letter of Credit issued by Signature Bank, NA, (the “Letter of Credit”) pledged to Lenders as collateral security for the Loan Agreement, shall be assigned by Executive to the Lenders to repay the obligations under the Credit facility agreement.

Additionally, the employment agreement of Executive was terminated upon execution of the Separation Agreement. The Executive and the Companies agreed to release each other from any and all claims and further obligations.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

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

Management Fee Agreement

Contemporaneously with the execution of the Shareholder Agreement on April 26, 2011, the Company entered into a management service agreement with CII and a management fee of $100,000 (in Canadian dollars) shall be paid to CII each year such country music festival event is produced. The management fee was paid in eight equal monthly installments of $12,500 and will cover the salaries of the manager and general office overhead. The Company has fully paid its obligation related to this management service agreement and such agreement was terminated on September 1, 2011.

Joint Venture Arrangement

In February 2011, a new entity was formed and organized in preparation and in connection with a proposed joint venture. Empire had entered into a non-binding joint venture term sheet in December 2010 whereby it outlines the material terms and conditions of a proposed joint venture to be entered into between Empire and Concerts International, Inc. Under the terms of this non-binding joint venture term sheet, the parties formed an entity, Capital Hoedown, Inc., to operate an annual country music festival. On September 1, 2011, the Company disposed its Empire subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between the Company, Empire and CII (see Note 2).  Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011.   Pursuant to the SPA, the Company agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to the Company which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered subsidiaries of the Company.

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

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

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

In the event that the Company produces gold or other minerals from these leases, the Company’s lease payments will be the greater of (i) the advance minimum royalty payments according to the table above, or (ii) a production royalty equal to 3% of the gross sales price of any gold, silver, platinum or palladium that the Company recovers and 1% of the gross sales price of any other minerals that the Company recovers. The Company has the right to buy down the production royalties on gold, silver, platinum and palladium by payment of $2,000,000 for the first one percent (1%). All advance minimum royalty payments constitute prepayment of production royalties to FROG, on an annual basis.  If the total dollar amount of production royalties due within a calendar year exceed the dollar amount of the advance minimum royalty payments due within that year, the Company may credit all uncredited advance minimum royalty payments made in previous years against fifty percent (50%) of the production royalties due within that year. The Leases also requires the Company to spend a total of $100,000 on work expenditures on each property for the period from lease signing until December 31, 2012 and $200,000 on work expenditures on each property per year in 2013 and annually thereafter.

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

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Agreement and Release

Following the consummation of the asset purchase agreement with Continental, certain holders of Continental’s warrants that were received in connection with the private placement of Continental securities (the “Continental Offering”) asserted certain rights against the Company under Section 5(f) of the Continental Warrants (the “Put Right”), which the Company disputed. On October 3, 2011, the Company, Continental and each of the holders of the Continental Warrants that exercised their Put Right, entered into an Agreement and Release (the “Release”) in which the Company agreed to issue to such holder 2 shares of the Company’s common stock (the “Additional Stock”) for every $1.00 invested in the Continental Offering in exchange for cancellation of the Continental Warrants and waiver of ratchet anti-dilution protection from future offerings.  A total of 5,350,000 shares were issued and a total of 4,280,000 stock warrants to purchase shares of the Company’s common stock (equivalent to 5,350,000 Continental warrants) were cancelled in connection with the settlement of the Put Rights. During the nine months ended September 30, 2011, the Company recorded accrued liabilities of $4,761,500 and a corresponding settlement expense as reflected in the accompanying consolidated statements of operations. Such amount was based on the fair market value of the shares on October 3, 2011, the agreement date.

Litigation

On January 24, 2011, Shannon Briggs filed suit against Gregory D. Cohen, Sheldon Finkel, Barry Honig, The Empire Sports & Entertainment Co., and The Empire Sports & Entertainment Holdings Co. in the Supreme Court (the “Court”) of the State of New York, County of New York (Case No. 100 938/11). The plaintiff was a heavyweight boxer who had entered into a promotional agreement which had been assigned to The Empire Sports & Entertainment Co.  The plaintiff brought the suit against the defendants asserting professional boxing and non-professional boxing related claims for breach of fiduciary duties, unjust enrichment, conversion and breach of contract. The suit did not specify the amount of damages being sought. The basis of the plaintiff’s claims stem primarily on his allegation that the Company failed to pay Briggs’ purse for his heavyweight title fight in Germany in October 2010, and that Briggs’ ownership interest in a New Jersey limited liability company named Golden Empire LLC was wrongly diluted by the actions of the Company.  The Company disputes the plaintiff’s allegations.  On February 10, 2010, the Company filed a motion to compel arbitration of the plaintiff’s professional boxing related claims and to dismiss the plaintiff’s non-professional boxing related claims.  On May 4, 2011, the Court entered an order compelling arbitration of the plaintiff’s professional boxing claims against Empire and stayed the action against all other defendants, pending the conclusion of such arbitration.  This stay included a stay of all of the plaintiff’s Non-Boxing Claims against all of the defendants. On May 6, 2011, Briggs filed a motion for leave to reargue before the Court, which requested that the Court reconsider its decision compelling arbitration.  The Company filed papers with the Court opposing the motion for reargument.  On June 23, 2011, the Court entered an order denying Brigg’s motion for re-argument.  Arbitration proceedings were commenced on October 26, 2011.

On August 24, 2011, AQR Opportunistic Premium Offshore Fund, L.P. (“AQR Offshore”) filed a complaint against the Company in the United States District Court for the Southern District of New York (Case No. 11CIV5933). The plaintiff seeks to enforce it rights under a warrant to purchase shares of common stock (the “Warrant”) of Continental Resources Group, Inc. On July 22, 2011, the Company acquired all of the assets of Continental through its wholly owned subsidiary Continental Resources Acquisition Sub, Inc. and assumed all of Continental’s obligation under the Warrant in connection with the asset purchase agreement. The plaintiff alleged that the Company breached certain of its obligations under Section 5(f) of the Warrant by refusing to purchase the warrant for the Black Scholes value thereof. The plaintiff is suing for damages of approximately $128,000 plus attorneys’ fees and costs.  The Company disputes the material allegations of the complaint and intends to vigorously defend the action. On September 23, 2011, the Company entered into a mutual release agreement (the “Release Agreement”) with Continental Resources Group, Inc. (“CRGI”), AQR Offshore, CNH Diversified Opportunities Master Account, L.P. (“CNH”), AQR Funds-AQR Diversified Arbitrage Fund (“AQR Diversified”) and Advanced Series Trust, acting solely on behalf of AST Academic Strategies Asset Allocation Portfolio (“AST” and, together with AQR Offshore, CNH and AQR Diversified, the “Claimants”).

The Release Agreement provides that the Company and CRGI, on the one hand, and the Claimants, on the other hand, release each other from all claims, actions, and damages they may have against each other for any reason relating to the Company, CRGI, the Claimants or any of their respective subsidiaries arising from the beginning of the world to the date and time of the Release Agreement. Simultaneously with the execution of the Release Agreement, AQR Offshore delivered to counsel for the Company a Stipulation of Dismissal, executed by counsel for the Claimants, dismissing its complaint, and filed the Stipulation of Dismissal with the court.

SAGEBRUSH GOLD LTD. AND SUBSIDIARIES
(FORMERLY THE EMPIRE SPORTS AND ENTERTAINMENT HOLDINGS CO.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 14 – SUBSEQUENT EVENTS

In October 2011, a note holder of the 5% convertible promissory note converted principal balance of $150,000 and accrued interest of $5,055 into shares of the Company’s common stock. The Company issued 155,055 shares in connection with the conversion of this convertible promissory note. The fair value of such shares issued amounted to $1.00 per share.

In October 2011, 2,250,000 of the Series B preferred shares were converted into common stock. The Company issued 2,250,000 shares in connection with the conversion of this preferred shares.

Following the consummation of the asset purchase agreement with Continental, certain holders of Continental’s warrants that were received in connection with the private placement of Continental securities (the “Continental Offering”) asserted certain rights against the Company under Section 5(f) of the Continental Warrants (the “Put Right”), which the Company disputed. On October 3, 2011, the Company, Continental and each of the holders of the Continental Warrants that exercised their Put Right, entered into an Agreement and Release (the “Release”) in which the Company agreed to issue to such holder 2 shares of the Company’s common stock (the “Additional Stock”) for every $1.00 invested in the Continental Offering in exchange for cancellation of the Continental Warrants and waiver of ratchet anti-dilution protection from future offerings.  A total of 5,350,000 shares were issued and a total of 4,280,000 stock warrants to purchase shares of the Company’s common stock (equivalent to 5,350,000 Continental warrants) were cancelled in connection with the settlement of the Put Rights.

On October 26, 2011, the Company sold $40,000 of Units to an accredited investor pursuant to a subscription agreement (the “Subscription Agreements”) for an aggregate sale of 80,000 Units (the “Units”), at a purchase price of $0.50 per Unit (the “Unit Sale”).  Each Unit consists of: (i) one share of Common Stock and (ii) a two year warrant to purchase 50% percent of the number of shares of Common Stock at an exercise price of $0.60 per share (the “Warrants”).  The Warrants may be exercised until the second anniversary of their date of issuance.  The Warrants may be exercised on a cashless basis at any time at 100% of the closing price for the Common Stock on the business day immediately prior to the exercise. The Company has agreed to file a “resale” registration statement with the SEC covering all shares of the Common Stock and shares underlying the Warrants within 60 days of the final closing date of the sale of any Units (the “Filing Date”) and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the final closing on the sale of Units (the “Effectiveness Date”).   The Company is obligated to pay a fee of 1% per month in cash for every thirty day period up to a maximum of 6%, (i) that the registration statement has not been filed after the Filing Date, and (ii) following the Effectiveness Date that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC.

On September 14, 2011, the Company sold $1,715,604 of its 9% secured promissory note (the “Note”) (see Note 7).  Pursuant to the terms of the Note, the Company is required to prepay the principal amount of the Note in full upon the occurrence of a Qualified Financing, which is defined in the Note as the closing of an equity investment in the Company’s capital stock (or any equity-linked financing) in which the Company receives from one or more investors, net proceeds of at least $1,715,604 (not including any outstanding debt conversion or investments made by the note holder).  The Company has determined that the sale of the Units that occurred between September 2011 and October 2011, in the aggregate, constitutes a “Qualified Financing” under the terms of the Note and accordingly, the Company is required to prepay the outstanding principal value of the Note.  On October 31, 2011, the Company and Note holder entered into a Waiver Agreement pursuant to which the Company and the Note holder agreed that the Company would prepay $700,000 principal of the Note and would waive (i) prepayment of the balance of the principal of the Note and (ii) any default under the Note arising solely from the Company’s partial prepayment of the Note upon the occurrence of the Qualified Financing.

On October 31, 2011, the Company entered into amendment agreements (the “Amendments”) with holders of the Company’s outstanding 5% convertible promissory notes dated as of February 1, 2011 in the aggregate principal amount of $600,000 (the “Convertible Notes”) (see Note 7).  Pursuant to the Amendments, the Fixed Conversion Price (as defined in the Convertible Notes) was adjusted from $1.00 to $0.65. On November 1, 2011, 5 convertible note holders, including Company Chairman Barry Honig, converted their outstanding notes to the Company’s common stock at a conversion price of $0.65 per share.  In total, $600,000 of notes were converted, plus accrued interest of $22,500, with the Company issuing 957,692 shares in exchange.

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

Recent Events

The Empire Sports & Entertainment Holdings Co. (the “Company”), formerly Excel Global, Inc., was incorporated under the laws of the State of Nevada on August 2, 2007. We operated as a web-based service provider and consulting company.  In September 2010, we had changed our name to The Empire Sports & Entertainment Holdings Co. On May 16, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to change its name to “Sagebrush Gold Ltd.” from “The Empire Sports & Entertainment Holdings Co.”

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

On April 26, 2011, a shareholder agreement (the “Shareholder Agreement”) was executed and entered into between Empire, Concerts International, Inc. (“CII”) and Capital Hoedown, Inc. (“Capital Hoedown”) whereby Empire has the right to select two directors, and CII has the right to select one director. Based on the Shareholder Agreement, Empire owned 66.67% and CII owned 33.33% of the corporate joint venture. Contemporaneously with the execution of the Shareholder Agreement, Empire issued a revolving demand loan to CII and Denis Benoit, up to a maximum amount of $500,000. Additionally, Empire issued a revolving demand loan to Capital Hoedown, up to a maximum amount of $4,000,000 which bore 10% interest per annum and payable on the earlier of the termination date on January 15, 2012 or upon demand by Empire. This loan was exclusively for the operations and management of Capital Hoedown, Inc. In order to fund these commitments, the Company (along with its subsidiaries), borrowed $4.5 million from the lenders. Each lender loaned $2.5 million to the Company. One of the lenders is the Co-Chairman of the Company’s Board of Directors. On September 1, 2011, we disposed our Empire Sports & Entertainment Co. subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between the Company, Empire and CII. Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011. Pursuant to the SPA, we agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to the Company which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered our subsidiary.

On May 24, 2011, we entered into four limited liability company membership interests purchase agreements (the “Agreements”) with the owners of Arttor Gold LLC (“Arttor Gold”).  Each of the owners of Arttor Gold (the “Members”), sold their interests in Arttor Gold in privately negotiated sales resulting in the Company acquiring 100% of Arttor Gold.  Prior to the sale our President, David Rector, owned approximately 9.5% of Arttor Gold.  2,000,000 shares of our Common Stock were issued to Mr. Rector.  Arthur Leger, the Company’s Chief Geologist, also received 2,000,000 shares of Common Stock in exchange for his approximate 9.5% membership interest in Arttor Gold.   Arttor Gold leases from Mr. Leger certain claims in the State of Nevada which the Company intends to explore, and Arttor Gold also holds approximately $2,000,000 of cash, which leases and cash were acquired by the Company at closing.

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

On July 18, 2011, we borrowed $2,000,000 from our Parent Company, Continental Resources Group, Inc. (“Continental” or the “Parent Company”) and issued them an unsecured 6% promissory note.  The Note matures nine months from the date of issuance. On July 18, 2011, the Company advanced the $2,000,000 to a third party in connection with the purchase of Relief Canyon Mine.

On July 22, 2011, the Company, Continental Resources Acquisition Sub, Inc., the Company’s wholly-owned subsidiary (“Acquisition Sub”), and Continental entered into an asset purchase agreement (the “Purchase Agreement”) and, through Acquisition Sub, closed on the purchase of substantially all of the assets of Continental (the “Asset Sale”) in consideration for (i) shares of the Company’s common stock (the “Shares”) which shall be equal to eight Shares for every 10 shares of Continental’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of Continental’s common stock such that the Company shall deliver to the holders of Continental’s warrants, warrants to purchase shares of the Company’s common stock (the “Warrants”) which shall be equal to one Warrant to purchase eight shares of the Company’s common stock for every warrant to purchase ten shares Continental’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii) the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder such that the Company shall deliver to Continental’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of the Company’s common stock issuable under the Company’s equity incentive plan which shall be equal to one option to purchase eight shares of the Company’s common stock for every option to purchase 10 shares of Continental’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option. The exercise price of the Warrants and the strike price of the Options shall be determined and certified by an officer of the Company. Upon the closing of the Asset Sale, Acquisition Sub assumed the Assumed Liabilities (as defined in the Purchase Agreement) of Continental. After giving effect to the foregoing, we issued 76,095,214 shares of our Common Stock, warrants to purchase 41,566,999 shares of our common stock, and 2,248,000 stock options following this transaction. Consequently, the issuance of 76,095,214 shares of the Company’s common stock to Continental accounted for approximately 67% of the total issued and outstanding stocks of the Company as of July 22, 2011 and we became a majority owned subsidiary of Continental, the Parent Company. As of September 30, 2011, Continental holds 62.84% of interest in the Company.

Under the terms of the Purchase Agreement, the Company purchased from Continental substantially all of Continental’s assets, including, but not limited to, 100% of the outstanding shares of common stock of Continental’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) and a majority voting interest in Secure Energy LLC.

 The Purchase Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of Continental.  Continental is expected to liquidate on or prior to July 1, 2012.  The Company has agreed to file a registration statement under the Securities Act of 1933 in connection with liquidation of Continental no later than 30 days following the later of the of (i) the closing date of the Asset Sale or (ii) such date that Continental delivers to the Company its audited financial statements for the fiscal year ended March 31, 2011.  Continental will subsequently distribute the registered Shares to its shareholders as part of its liquidation.  The Company agreed to use its best efforts to cause such registration to be declared effective within 12 months following the closing date of the Asset Sale.  The Company has agreed to pay liquidated damages of 1% per month, up to a maximum of 5%, in the event that the Company fails to file or is unable to cause the registration statement to be declared effective.

On August 8, 2011, the Company’s President, David Rector, was appointed to serve as a Director of the Company’s Board of Directors.

On August 30, 2011, the Company, through its newly-formed wholly owned subsidiary, Gold Acquisition Corp. (“Gold Acquisition Sub”) acquired the Relief Canyon Mine (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada, for an aggregate purchase price consisting of: (i) $12,000,000 cash and (ii) $8,000,000 of senior secured convertible promissory notes issued to Platinum Long Term Growth LLC and Lakewood Group.

On September 1, 2011, we exited the sports and entertainment business and disposed of its Empire Sports & Entertainment Co. subsidiary pursuant to a Stock Purchase Agreement. We will no longer be engaged in or pursue agreements with artists or athletes for sports and entertainment promotion and events, and will focus its activities exclusively on our new business segment, gold exploration as a junior exploration company. As a result, we will focus on gold exploration, thus considered an exploration stage company effective September 1, 2011. Accordingly, we are an exploration stage company as defined in ASC 915 “Development Stage Entities”.

On September 2, 2011, the Company, the Empire Sports and Entertainment Co., EXCX Funding, Corp. (“EXCX”), Capital Hoedown, Inc., and Sheldon Finkel, our former Chief Executive Officer and Chairman of our Board of Directors (“Executive”), entered into a Separation Agreement (the “Separation Agreement”) under which Executive resigned from all positions with the Company and each of its subsidiaries and affiliates. Certain previously entered funding agreements by and between Barry Honig, our Chairman, Executive, and Michael Brauser (collectively, “Lenders”) provided certain funding for the purpose of assisting Empire in financing certain entertainment event costs. Empire acquired a 66.67% interest in Capital Hoedown and CII acquired a 33.33% in Capital Hoedown under which Lenders provided funding pursuant to that certain Credit Facility Agreement (the “Loan Agreement”), one or more Notes, a Security Agreement, a Owner’s Pledge and Security Agreement, a Blocked Account Control Agreement, a Collateral Account Agreement, and the other Loan Documents (the “Transaction Documents”). Executive and Lenders also entered into a Contribution and Security Agreement dated as of February 19, 2011 (the “Contribution Agreement”) under which Executive pledged certain collateral and agreed to reimburse Lenders certain amounts in connection with the Loan Agreement.

Pursuant to the Agreement, Executive agreed to the cancellation of 750,000 shares of the Company’s Common Stock owned by Executive and the cancellation of the unvested shares and options of the Company, provided however, that the Executive may retain outstanding options to purchase 400,000 shares of Common Stock and 600,000 shares of the Company’s Common Stock owned by Executive (the options to purchase 400,000 shares of Common Stock and 600,000 shares of Common Stock, the “Executive Retained Securities”). The Executive Retained Securities shall be used to secure the collection of certain outstanding receivables of approximately $112,500, and thereafter be pledged to Lenders as collateral security for the payment, by the Executive, of $150,000 of indebtedness to Lenders in accordance with a payment schedule set forth in the Separation Agreement.  In addition, the Executive agreed to sell 1,950,000 shares of Executive’s Common Stock to Michael Brauser, one of the Lenders.  Furthermore, that certain Letter of Credit issued by Signature Bank, NA, (the “Letter of Credit”) pledged to Lenders as collateral security for the Loan Agreement, was assigned by Executive to the Lenders to repay the obligations under the Loan Agreement.

Effective immediately upon the execution of the Separation Agreement, the employment agreement of the Executive with the Company was terminated and the Executive and the Company mutually agreed to release the other from any and all claims and further obligations.
Business Overview

The following is a description of our wholly-owned and majority-owned subsidiaries:

Arttor Gold, LLC

Through our subsidiary Arttor Gold, LLC (“Arttor Gold”), a Nevada limited liability company, we have the rights to explore on two Carlin-type gold properties located in Lander County, Nevada, known as Red Rock and North Battle Mountain.  The exploration rights to these properties are evidenced by leases between Arttor Gold and Arthur Leger, our chief geologist, who acquired the rights to these properties from the Federal Bureau of Land Management by staking claims.

Noble Effort Gold, LLC

Our wholly-owned subsidiary, Noble Effort Gold, LLC, a Nevada corporation, was formed in June 2011 to explore potential acquisitions of natural resources properties suitable for exploration and development.

Gold Acquisition Corp.

Through our subsidiary Gold Acquisition Corp. (“Gold Acquistion”), a Nevada corporation, we own and operate mining and mill-style claims known as Relief Canyon Mine (“Relief Canyon”), a gold mining project located in Pershing County, Nevada.  Relief Canyon is subject to a continuing royalty payment equal to 2% of “Net Smelter Returns” (the difference between Gross Proceeds and Expenses) payable to Battle Mountain Gold Exploration LLC.

Continental Resources Acquisition Sub, Inc.

Our wholly-owned subsidiary, Continental Resources Acquisition Sub, Inc., a Florida corporation, was formed in July 2011 to purchase substantially all of the assets of Continental Resources Group, Inc., which assets included 100% of the outstanding shares of common stock of CPX Uranium, Inc., Green Energy Fields, Inc., ND Energy Inc. and a majority voting interest in Secure Energy LLC.

CPX Uranium, Inc. and Green Energy Fields, Inc.

Through our subsidiaries CPX Uranium, Inc. and Green Energy Fields, Inc., we own State Leases and Federal unpatented mining claims in the state of California and Arizona for the purpose of exploration and potential development of uranium minerals on a total of approximately 7,200 acres, consisting of the “Coso,” “Artillery Peak,” “Blythe” properties and the “Arizona Breccia Pipes Project.”

The Coso property consists of 169 Federal unpatented lode mining claims, totaling 3,380 acres in Inyo County, California.  Future exploration drilling on the unpatented lode mining claims at the Coso Project will require us to either file a Notice of Intent or a Plan of Operations with the BLM, depending upon the amount of new surface disturbance that is planned. The Coso property is undeveloped and although there are a number of adits and trenches and over 400 exploration drillholes from previous exploration, there are no facilities or structure thereon.

The Artillery Peak property is composed of a total of 86 unpatented contiguous mining claims covering 1,720 acres in western north-central Arizona near the southern edge of Mohave County.  The Artillery Peak property is subject to an agreement to pay a net smelter return royalty interest of 4%. To date, there has been no production on the property, and no royalties are owed. The claims are not subject to any other royalties or encumbrances.  The Artillery Peak property does not currently have any reserves.  All activities undertaken and currently proposed at the Artillery Peak property are exploratory in nature.

The Blythe project consists of 66 unpatented lode mining claims covering 1,320 acres in the southern McCoy Mountains in Riverside County, California.   The Blythe property is subject to an agreement to pay a net smelter return royalty interest of 3%.  The Blythe property does not currently have any reserves.  All activities undertaken and currently proposed at the Blythe property are exploratory in nature.

The “Arizona Breccia Pipes Project” is located in the Coconino and Mohave counties of Arizona.  We own an unrestricted option to purchase the property pursuant to the terms of the agreement (the “Purchase Option”).  The consummation of the mining purchase will occur only in the event that certain actions taken by the BLM on July 20, 2009, which had the effect of withdrawing certain lands in the vicinity of the property from mineral location and entry, are terminated within five (5) years from the date of the Agreement leaving more than 50% of the total unpatented mining claims that comprise the property open to mineral location and entry.  In the event the withdrawal termination occurs that results in fewer than 50% of the total unpatented mining claims that comprise the property opened to mineral location and entry.  The Purchase Option expires 120 days from the date of the withdrawal termination.  The withdrawal is currently being studied in an Environmental Impact Statement prepared by the BLM.  The withdrawal at any time may be extended in duration and scope and there can be no assurance that the withdrawal termination will occur and that the Mining Purchase will occur.  These breccia pipes are vertical pipe-like columns of broken rock (breccia) that formed when layers of sandstone, shale and limestone collapsed downward into underlying caverns. A typical pipe is approximately 300 feet in diameter and extends vertically as much as 3,000 feet.  The uranium-bearing breccia pipes of the northern Arizona breccia pipe district are among the highest grade uranium deposits in the United States.  In addition to uranium, the breccia pipes are also known to contain rare earth metals, including neodymium, and a variety of other valuable metals, including zinc, vanadium, cadmium, copper, silver, molybdenum, cobalt, nickel, gallium, and germanium.  The Breccia Pipe Property does not currently have any reserves.  All activities undertaken and currently proposed at the Breccia Pipe Property are exploratory in nature.

Secure Energy LLC and ND Energy Inc.

Through our majority-owned subsidiary Secure Energy LLC (“Secure Energy”), a North Dakota limited liability company, we have the rights to conduct exploration for and mine uranium, thorium, vanadium, other fissionable source materials, and all other mineral substances in 1,027 acres located in Slope County, North Dakota (the “Uranium Leases”).  Secure Energy’s assets also include a data package containing historical exploration data including drill logs, surface samples, maps, reports and other information on various uranium prospects in North Dakota.  The property included in the Uranium Leases do not currently have any reserves and the activities proposed and undertaken therein are exploratory in nature.  ND Energy Inc., a Delaware corporation, was formed in March 2011 to purchase a minority interest in Secure Energy, which interest when combined with the Company’s majority interest is equal to an aggregate interest of approximately 75%.

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

Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company, our wholly-owned subsidiaries and a subsidiary with a majority voting interest. In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Use of estimates

In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated balance sheet, and revenues and expenses for the period then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, allowance for bad debts, the useful life of property and equipment, the fair values of certain promotional contracts and the assumptions used to calculate fair value of options granted and derivative liability, beneficial conversion on convertible notes payable, valuation of goodwill, common stock issued for services and common stock issued in connection with an acquisition.

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

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  We examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, generally one to twenty five years.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update is not expected to have a material impact on the Company’s condensed consolidated financial statements.

 In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update is not expected to have a material impact on the Company’s condensed consolidated financial statements.

 In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350)” (“ASU No. 2011-08”). In ASU No. 2011-08, an entity is permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. The amendments in ASU No. 2011-08 are effective for annual and interim goodwill and impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the requirements of ASU No. 2011-08 and has not yet determined whether a revised approach to evaluation of goodwill impairment will be used in future assessments. The Company does not expect the adoption of ASU No. 2011-08 to have a material impact on its condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Results of Operations

Our business began on November 30, 2009.  We were incorporated in Nevada on February 10, 2010 to succeed to the business of the predecessor company, Golden Empire, LLC (“Golden Empire”), which was formed and commenced operations on November 30, 2009. We assumed all assets, liabilities and certain promotion rights agreements entered into by Golden Empire at carrying value which approximated fair value on February 10, 2010. Golden Empire ceased operations on that date. The results of operations for the period from January 1, 2010 to February 9, 2010 of Golden Empire were not material. In September 2011, we decided to discontinue our sports and entertainment business and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation. As a result, we will no longer be engaged in or pursue agreements with artists or athletes for sports and entertainment promotion and events, and will focus our activities exclusively on our new business segment, gold exploration as a junior exploration company. Accordingly, all transactions relating to our sports and entertainment business are included in discontinued operations.

For the Three months Ended September 30, 2010 and 2011 and for the Nine months ended September 30, 2011 and the period from February 10, 2010 (inception) to September 30, 2010.

Net Revenues

Our business began on November 30, 2009. On September 1, 2011, we exited the sports and entertainment business and disposed of our Empire Sports & Entertainment Co. subsidiary pursuant to a Stock Purchase Agreement. Accordingly, we are an exploration stage company as defined in ASC 915 “Development Stage Entities” and have generated no revenues to date.

Operating Expenses

Total operating expenses for the three months ended September 30, 2011 were $77,526,233, an increase of $77,260,312, or approximately 29,054%, from total operating expenses for the comparable the three months ended September 30, 2010 of $265,921.

Total operating expenses for the nine months ended September 30, 2011 as compared to the period from February 10, 2010 (inception) to September 30, 2010 was $78,769,249 and $590,814, respectively, an increase of 78,178,435 or 13,232%. The operating expenses consisted of the following:

	Nine months ended September 30, 2011	Period from February 10, 2010 (inception) to September 30, 2010
Compensation expense and related taxes	$761,208	$123,333
Exploration cost	925,623	-
Impairment of goodwill	72,397,654	-
Consulting fees	3,791,899	309,293
General and administrative	892,865	158,188
Total	$78,769,249	$590,814

Total operating expenses for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The operating expenses consisted of the following:

	Three months ended September 30, 2011	Three months ended September 30, 2010
Compensation expense and related taxes	$464,307	$92,500
Exploration cost	889,351	-
Impairment of goodwill	72,397,654	-
Consulting fees	3,383,164	47,500
General and administrative	391,757	125,921
Total	$77,526,233	$265,921

●
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensation to our employees for the three months ended September 2010 and 2011. For the nine months ended September 30, 2011, and for the period from February 10, 2010 (inception) to September 30, 2010, compensation expense and related taxes were $761,208 and $123,333, respectively. Compensation expense and related taxes increased by $637,875 or 517% and $371,807 or 402% for the nine and three months period, respectively. The increase during the nine month period were primarily attributable to the hiring of our executive employees and additional support staff for our Arttor Gold and Gold Acquisition subsidiaries between June 2011 and September 2011, the recognition of stock-based compensation expense of $350,833 which is attributable to stock options granted to our former chief executive officer, executive vice president and two directors, and the recognition of stock-based compensation expense of $266,846 which represents the portion of the vested replacement employee option awards attributable to post-combination services related to the assumption of the stock options of Continental.

●
Explorations costs:  Exploration costs were $889,351 and $0 for the three months ended September 30, 2011 and 2010, respectively, an increase of $889,351. For the nine months ended September 30, 2011, exploration costs were $925,623, an increase of $925,623, which includes costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. Such exploration costs were for expenses incurred for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect. We did not have a comparable expense during the three and nine months ended September 30, 2010.

●
Impairment of goodwill: For the three and nine months ended September 30, 2011, we recorded an impairment of goodwill of $72,397,654 associated with the asset purchase agreement, dated July 22, 2011, entered into with Continental. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The subsidiaries of Continental have not generated future cash flows and have not generated revenues since its inception. Continental’s subsidiaries have also incurred losses and cash used in operations. Accordingly we deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date. We have no comparable expense during the prior period.

●
Consulting fees: For nine month period ended September 30, 2011, we incurred consulting fees of $3,791,899 as compared to $309,293 for the period from February 10, 2010 (inception) to September 30, 2010, an increase of $3,482,606 or 1,126%. For three month period ended September 30, 2011, we incurred consulting fees of $3,383,164 as compared to $47,500 for the three month period ended September 30, 2010, an increase of 3,335,664 or 7,022%. These increases were primarily attributable to the issuance of our common stock for services rendered to a consultant for investor relations and advisory services of $280,000, payment of approximately $1,225,000 in connection with investor relation and consulting agreements during the nine month period ended September 30, 2011.  This increase is also primarily attributable to stock-based compensation expense of $200,000 which is attributable to stock options granted to two consultants, amortization of prepaid consulting services (acquired from Continental) amounting to $824,347 in connection with investor relation and consulting agreements, and the recognition of stock-based compensation expense of $1,136,803 which represents the portion of the vested replacement warrant awards attributable to post-combination services from consultants related to the assumption of the stock warrants of Continental for the nine month period ended September 30, 2011.

●
General and administrative expenses: For the nine month period ended September 30, 2011 and for the period from February 10, 2010 (inception) to September 30, 2010, general and administrative expenses consisted of the following:

	Nine months ended September 30, 2011	Period from February 10, 2010 (inception) to September 30, 2010
Rent	$50,067	$16,668
Professional fees	481,248	114,823
Travel/Entertainment	90,062	6,530
Depreciation	90,654	4,799
Insurance expense	49,726	-
Other general and administrative	131,108	15,368
Total	$892,865	$158,188

●
General and administrative expenses: For the three month  period ended September 30, 2011 and for the three month  period ended September 30, 2010, general and administrative expenses consisted of the following:

	Three months ended September 30, 2011	Three Months Ended September 30, 2010
Rent	$15,714	$11,626
Professional fees	61,832	98,498
Travel/Entertainment	56,964	4,809
Depreciation	86,601	2,711
Insurance expense	23,083	-
Other general and administrative	147,563	8,277
Total	$391,757	$125,921

The overall increase of $734,677 or 464% and $265,836 or 211% for the nine and three months period, respectively, in general and administrative expenses is primarily related to an increase in accounting, auditing and legal fees in connection with our SEC filings. We also incurred legal fees in connection with litigation matters and general business matters. Additionally, depreciation increased due to the increase in depreciation of our property and equipment as a result of the acquisition of Relief Canyon Mine. The overall increase in general and administrative expenses is also primarily attributable to an increase in operations and the expected overall growth in our business. Our general and administrative expenses during the period from February 10, 2010 (inception) to September 30, 2010 were much lower as we were in our early stages of our operations.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of $78,769,249 and $590,814 respectively for the nine months ended September 30, 2011 and for the period from February 10, 2010 (inception) to September 30, 2010. We reported an operating loss from continuing operations of $77,526,233 and $265,921 respectively for the three months ended September 30, 2011 and 2010.

Other Income (Expenses)

Total other expense was $11,406,875 and $0, respectively, for the nine months ended September 30, 2011 and for the period from February 10, 2010 (inception) to September 30, 2010. Total other expense was $9,964,357 and $0, respectively, for the three months ended September 30, 2011 and 2010. The increase is primarily attributable to:

●	$25,000 of interest expense – Parent Company for the nine months ended September 30, 2011 attributable to the $2,000,000 6% promissory note issued to Continental in July 2011.
●
$3,119,045 in interest expense for the nine months ended September 30, 2011. Such increase is primarily attributable to the amortization of debt discounts and deferred financing cost on promissory notes of $2,830,420 and interest on notes payable and convertible promissory notes issued during 1st quarter of fiscal 2011.

●
$5,198,206 derivative expense and $1,687,605 decrease in fair value of derivative liability for the three and nine months ended September 30, 2011. We have determined that the terms of the $8 million convertible notes issued to Platinum and Lakewood include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by us, thus such convertible instrument is accounted for as derivative liability and adjusted to fair value through earnings at each reporting date.

●
$4,761,500 settlement expense for the three and nine months ended September 30, 2011. On October 3, 2011, the Company, Continental and each of the holders of the Continental Warrants that exercised their Put Right, entered into an Agreement and Release in which we agreed to issue a total of 5,350,000 shares in exchange for the cancellation of 4,280,000 stock warrants to purchase shares of the Company’s common stock (equivalent to 5,350,000 Continental warrants) in connection with the settlement of the Put Rights. We recorded accrued liabilities of $4,761,500 and a corresponding settlement expense which was based on the fair market value of the shares on October 3, 2011.

Discontinued Operations

In September 2011, we decided to discontinue our sports and entertainment business. As a result, we will no longer be engaged in or pursue agreements with artists or athletes for sports and entertainment promotion and events, and will focus our activities exclusively on our new business segment, gold exploration as a junior exploration company. Accordingly, all transactions relating to our sports and entertainment business are included in discontinued operations.

The following table sets forth for the nine months ended September 30, 2011 and for the period from February 10, 2010 (inception) to September 30, 2010, indicated selected financial data of the Company's discontinued operations of its sports and entertainment business.

	September 30, 2011	September 30, 2010
Revenues (4)	$3,071,562	$288,584
Cost of sales (5)	5,115,717	144,332
Gross profit (loss)	(2,044,155)	144,252
Operating and other non-operating expenses	(2,005,767)	(1,003,903)

Loss from discontinued operations	$(4,049,922)	$(859,651)

On September 1, 2011, we disposed of our Empire Sports & Entertainment Co. subsidiary pursuant to a Stock Purchase Agreement by and between the Company, Empire and CII.  Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011.   Pursuant to the SPA, we agreed to sell to CII, our Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to us which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered our subsidiary. Such disposal is included in loss from discontinued operations during the nine months ended September 30, 2011and is calculated as follows:

Consideration received in connection with the SPA:
Promissory note from CII	$500,000
Total consideration received	500,000

Add: net liabilities of former subsidiaries on September 1, 2011	554,546
Gain on disposal of discontinued operations, net of tax	1,054,546
Loss from discontinued operations	(4,049,922)
Total loss from discontinued operations, net of tax	$(2,995,376)

Net Loss

As a result of these factors, we reported a net loss attributable to Sagebrush Gold Ltd. of $93,170,078 for the nine months ended September 30, 2011 as compared to a net loss attributable to Sagebrush Gold Ltd. of $1,450,465 for the period from February 10, 2010 (inception) to September 30, 2010. We reported a net loss attributable to Sagebrush Gold Ltd. of $89,564,905 for the three months ended September 30, 2011 as compared to a net loss attributable to Sagebrush Gold Ltd. of $656,459 for the three months ended September 30, 2010.

Basic and diluted, loss from continuing operations per share was $0.77 and $1.83 for the three and nine months ended September 30, 2011, respectively. Basic and diluted, loss from continuing operations per share was $0.01 and $0.03 for the three months ended September 30, 2010 and for the period from February 10, 2010 (inception) to September 30, 2010, respectively.

Basic and diluted, loss from discontinued operations per share was $0.02 and $0.06 for the three and nine months ended September 30, 2011, respectively. Basic and diluted, loss from discontinued operations per share was $0.02 and $0.05 for the three months ended September 30, 2010 and for the period from February 10, 2010 (inception) to September 30, 2010, respectively.

We reported net income (loss) attributable to non-controlling interest of $(199,346) and $1,422 during the three and nine months ended September 30, 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Our net revenues are not sufficient to fund our operating expenses.  At September 30, 2011, we had a cash balance of $1,443,598, restricted cash held in escrow of $4,122,701 and a working capital deficit of $12,431,973. During the nine months ended September 30, 2011, we received proceeds of $8,965,604 from issuance of notes payable and convertible promissory notes which we expect to utilize to fund certain of our operating expenses, pay our obligations, and grow our Company. In April 2011, we also received gross proceeds of $5,208,396 from the sale of our common and preferred stocks for operating capital purposes. On July 22, 2011, we entered into an asset purchase agreement with Continental Resources Group, Inc., whereby the Company, through its wholly-owned subsidiary, Continental Resources Acquisition Sub, Inc., purchased from Continental substantially all of Continental’s assets, including, but not limited to, 100% of the outstanding shares of common stock of Continental’s wholly-owned subsidiaries (CPX Uranium, Inc., Green Energy Fields, Inc., and ND Energy, Inc.) and a majority voting interest in Secure Energy LLC.  On July 18, 2011, we borrowed $2,000,000 from Continental and issued them an unsecured 6% promissory note.  The note matures nine months from the date of issuance. On July 18, 2011, the Company advanced the $2,000,000 to a third party in connection with the purchase of Relief Canyon Mine. Our balance sheet at September 30, 2011 reflects convertible notes and notes payable amounting to $13,689,104, which bears interest ranging from 5% to 9% per annum.

On August 30, 2011, the Company, through its newly-formed wholly owned subsidiary, Gold Acquisition Corp. acquired the Relief Canyon Mine located in Pershing County, near Lovelock, Nevada,  for an aggregate purchase price consisting of: (i)  $12,000,000 cash and (ii)  $8,000,000 of senior secured convertible promissory notes issued to Platinum Long Term Growth LLC and Lakewood Group LLC.

We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash is not sufficient to satisfy our cash requirements under our present operating expectations for 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations for 12 months. We have not generated revenues to support our daily operations. We may need to raise significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. We do not anticipate we will be profitable during the remainder of fiscal 2011.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2011 amounted to $8,920,006, and was primarily attributable to our net loss attributable to Sagebrush Gold Ltd. of $93,170,078, offset by depreciation of $93,103, amortization of debt discount and deferred financing cost of 2,830,420, amortization of prepaid services of $280,000, derivative expense of $5,198,206, impairment of goodwill of $72,397,654, settlement expense of $4,761,500 and stock-based compensation of $1,954,482 and add-back of total changes in assets and liabilities of $1,021,766, change in fair value of derivative liability, gain from disposal of discontinued operations of $1,054,546 and non-controlling interest of $1,376. These changes in assets and liabilities is primarily attributable to an increase in restricted cash – current portion for a total of $3,562,701, accounts payable and accrued expenses of $270,308, liabilities of discontinued operations of $1,185,093 and decrease in prepaid expenses of $802,523 and assets of discontinued operations of $311,607.

Net cash flows used in operating activities for the period from February 10, 2010 (Inception) to September 30, 2010 amounted to $2,692,979 and was primarily attributable to our net losses of $1,450,465, offset by depreciation of $4,799, amortization of promotional advances of $28,632, contributed officer services of $90,000, common stock and stock-based compensations of $438,667 and add-back of total changes in assets and liabilities of $1,804,612. These changes in assets and liabilities is primarily attributable to an increase in restricted cash – current and long-term portion for a total of $1,060,000 and an increase in assets of discontinued operations of  $850,529.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $661,163 and represented an investment in marketable securities of $100,000, payment of reclamation bond of $1,715,629, cash used in acquisition of Relief Canyon Mine of $12,000,000 and the purchase of property and equipment of $10,148 offset by cash acquired from acquisition of business of $13,164,614.

Net cash used in investing activities for the period from February 10, 2010 (Inception) to September 30, 2010 was $61,877 and represented an investment in note receivable of $25,000 and the purchase of property and equipment of $36,877.

Financing activities

Net cash flows provided by financing activities was $10,516,195 for the nine months ended September 30, 2011. We received net proceeds from the issuance of notes payable and convertible promissory notes from both related and unrelated parties of $8,965,604 and net proceeds from sales of our common and preferred stock of $5,208,396 offset by payment on note payable of $3,326,500 and advances to Continental of $331,335.

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

The following table summarizes our contractual obligations as of September 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due By Period
Contractual Obligations:	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Senior convertible note	$8,000,000	$8,000,000	$-	$-	$-
Note payable	611,750	611,750	-	-	-
Note payable – related party	611,750	611,750	-	-	-
Note payable – Parent	2,000,000	2,000,000	-	-	-
Convertible promissory notes	2,365,604	2,365,604	-	-	-
Convertible promissory note - related party	100,000	100,000	-	-	-
Royalty agreement – minimum payments	1,550,000	-	190,000	360,000	1,000,000
Operating lease	234,627	64,764	169,863	-	-

Total Contractual Obligations	$15,473,731	$13,753,868	$359,863	$360,000	$1,000,000

Joint Venture Arrangement

In February 2011, a new entity was formed and organized in preparation and in connection with a proposed joint venture. Empire had entered into a non-binding joint venture term sheet in December 2010 whereby it outlines the material terms and conditions of a proposed joint venture to be entered into between Empire and Concerts International, Inc. Under the terms of this non-binding joint venture term sheet, the parties formed an entity, Capital Hoedown, Inc., to operate an annual country music festival. This Shareholder Agreement was executed and entered into between Empire, CII and Capital Hoedown on April 26, 2011. Based on the Shareholder Agreement, Empire owned 66.67% and CII owned 33.33% of the issued and outstanding shares of Capital Hoedown. Contemporaneously with the execution of the Shareholder Agreement, Capital Hoedown had entered into a management service agreement with CII and Denis Benoit, owner of CII, whereby a management fee of $100,000 (in Canadian dollars) shall be paid to CII each year such country music festival event is produced. The management fee will be paid in eight equal monthly installments of $12,500 and will cover the salaries of the manager and general office overhead. On April 26, 2011, Empire had issued a revolving demand loan to CII and Denis Benoit up to a maximum amount of $500,000.  Additionally, on April 26, 2011, Empire had issued a revolving demand loan to Capital Hoedown up to a maximum amount of $4,000,000. These funds are exclusively for the operation and management of Capital Hoedown. Empire is entitled to interest of 10% per annum under these revolving demand loans and shall be payable on the earlier of January 15, 2012 or upon demand by Empire. On September 1, 2011, the Company disposed its Empire Sports & Entertainment Co. subsidiary pursuant to a Stock Purchase Agreement by and between the Company, Empire and CII.  Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011.   Pursuant to the SPA, we agreed to sell to CII our Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to us which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered subsidiaries of the Company.

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

In the event that the Company produces gold or other minerals from these leases, the Company’s lease payments will be the greater of (i) the advance minimum royalty payments according to the table above, or (ii) a production royalty equal to 3% of the gross sales price of any gold, silver, platinum or palladium that we recover and 1% of the gross sales price of any other minerals that the Company recovers. The Company has the right to buy down the production royalties on gold, silver, platinum and palladium by payment of $2,000,000 for the first one percent (1%). All advance minimum royalty payments constitute prepayment of production royalties to FROG, on an annual basis.  If the total dollar amount of production royalties due within a calendar year exceed the dollar amount of the advance minimum royalty payments due within that year, the Company may credit all uncredited advance minimum royalty payments made in previous years against fifty percent (50%) of the production royalties due within that year. The Leases also requires the Company to spend a total of $100,000 on work expenditures on each property for the period from lease signing until December 31, 2012 and $200,000 on work expenditures on each property per year in 2013 and annually thereafter.

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

With respect to the quarterly period ended September 30, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of September 30, 2011 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On January 24, 2011, Shannon Briggs filed suit against Gregory D. Cohen, Sheldon Finkel, Barry Honig, The Empire Sports & Entertainment Co., and The Empire Sports & Entertainment Holdings Co. in the Supreme Court (the “Court”) of the State of New York, County of New York (Case No. 100 938/11). The plaintiff was a heavyweight boxer who had entered into a promotional agreement which had been assigned to The Empire Sports & Entertainment Co.  The plaintiff brought the suit against the defendants asserting professional boxing and non-professional boxing related claims for breach of fiduciary duties, unjust enrichment, conversion and breach of contract. The suit did not specify the amount of damages being sought. The basis of the plaintiff’s claims stem primarily on his allegation that the Company failed to pay Briggs’ purse for his heavyweight title fight in Germany in October 2010, and that Briggs’ ownership interest in a New Jersey limited liability company named Golden Empire LLC was wrongly diluted by the actions of the Company.  The Company disputes the plaintiff’s allegations.  On February 10, 2010, the Company filed a motion to compel arbitration of the plaintiff’s professional boxing related claims and to dismiss the plaintiff’s non-professional boxing related claims.  On May 4, 2011, the Court entered an order compelling arbitration of the plaintiff’s professional boxing claims against The Empire and stayed the action against all other defendants, pending the conclusion of such arbitration.  This stay included a stay of all of the plaintiff’s Non-Boxing Claims against all of the defendants. On May 6, 2011, Briggs filed a motion for leave to reargue before the Court, which requested that the Court reconsider its decision compelling arbitration.  The Company filed papers with the Court opposing the motion for reargument.  On June 23, 2011, the Court entered an order denying Brigg’s motion for re-argument.  Arbitration proceedings were commenced on October 26, 2011.

On August 24, 2011, AQR Opportunistic Premium Offshore Fund, L.P. (“AQR Offshore”) filed a complaint against the Company in the United States District Court for the Southern District of New York (Case No. 11CIV5933). The plaintiff seeks to enforce it rights under a warrant to purchase shares of common stock (the “Warrant”) of Continental Resources Group, Inc. On July 22, 2011, the Company acquired all of the assets of Continental through its wholly owned subsidiary Continental Resources Acquisition Sub, Inc. and assumed all of Continental’s obligation under the Warrant in connection with the asset purchase agreement. The plaintiff alleged that the Company breached certain of its obligations under Section 5(f) of the Warrant by refusing to purchase the Warrant for the Black Scholes value thereof.  The plaintiff is suing for damages of approximately $128,000 plus attorneys’ fees and costs.  The Company disputed the material allegations of the complaint. On September 23, 2011, the Company entered into a mutual release agreement (the “Release Agreement”) with Continental Resources Group, Inc. (“CRGI”), AQR Offshore, CNH Diversified Opportunities Master Account, L.P. (“CNH”), AQR Funds-AQR Diversified Arbitrage Fund (“AQR Diversified”) and Advanced Series Trust, acting solely on behalf of AST Academic Strategies Asset Allocation Portfolio (“AST” and, together with AQR Offshore, CNH and AQR Diversified, the “Claimants”).   The Release Agreement provides that the Company and CRGI, on the one hand, and the Claimants, on the other hand, release each other from all claims, actions, and damages they may have against each other for any reason relating to the Company, CRGI, the Claimants or any of their respective subsidiaries arising from the beginning of the world to the date and time of the Release Agreement. Simultaneously with the execution of the Release Agreement, AQR Offshore delivered to counsel for the Company a Stipulation of Dismissal, executed by counsel for the Claimants, dismissing its complaint, and filed the Stipulation of Dismissal with the court.
ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2011, the Company issued a total of 5,295,480 shares in connection with a cashless exercise of warrants issued in connection with the July 22, 2011 asset purchase agreement with Continental.  The shares were issued in reliance on the exemption from registration afforded by Section 4(2) and Rule 506 of Regulation D under the Securities Act

In October 2011, the Company issued a total of 2,250,000 shares in connection with the conversion of 2,250,000 shares of Series B Convertible Preferred Stock of the Company.  The shares were issued in reliance on the exemption from registration afforded by Section 4(2) and Rule 506 of Regulation D under the Securities Act.

In October 2011 and November 2011, the Company issued a total of 1,112,747 shares in connection with conversion notices of an aggregate of $750,000 convertible promissory note issued in February 2011.  The shares were issued in reliance on the exemption from registration afforded by Section 4(2) and Rule 506 of Regulation D under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                 None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

As previously reported on the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2011, the Company entered into a Note Purchase Agreement pursuant to which the Company sold a Secured Convertible Promissory Note, which is secured by a Security Agreement and Stock Pledge Agreement.  The Note Purchase Agreement, the Secured Convertible Promissory Note, the Security Agreement and the Sock Pledge Agreement are filed herewith as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively.

As previously reported on the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2011, the Company entered into a Subscription Agreement pursuant to which the Company sold newly designated Series C Convertible Preferred Stock and Warrants to purchase Common Stock.  The Certificate of Designation, the Subscription Agreement and the Warrant are filed herewith as Exhibits 3.1, 10.5 and 10.6, respectively.

As previously reported on the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2011, the Company entered into Warrant Amendment Agreements pursuant to which the Company exchanged Continental warrants for shares of Common Stock.  The Form of Warrant Amendment Agreement is filed herewith as Exhibits 10.7.

As previously reported on the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2011, the Company entered into Subscription Agreements pursuant to which the Company sold Units consisting of one share of Common Stock and a two year warrant to purchase 50% of the number of common stock per Unit.  The Form of Unit Subscription Agreement, Warrant and Registration Rights Agreement are filed herewith as Exhibits 10.8, 10.9, and 10.10 respectively.

ITEM 6.  EXHIBITS

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock*
10.1	Form of Note Purchase Agreement
10.2	Form of Secured Convertible Promissory Note*
10.3	Form of Security Agreement*
10.4	Form of Stock Pledge Agreement*
10.5	Form of Series C Preferred Subscription Agreement
10.6	Form of Warrant*
10.7	Form of Unit Subscription Agreement*
10.8	Form of Warrant*
10.9	Form of Registration Rights Agreement*
10.11	Asset Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2011)
10.11	Bill of Sale (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2011)
10.12	Assignment and Assumption Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2011)
10.13	Intellectual Property Assignment Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2011)
10.14	Assignment and Assumption Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.15	Form of Platinum Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.16	Form of Lakewood Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.17	Security Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.18	Stock Pledge Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.19	Form of Net Smelter Royalty Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.20	Form of Collateral Agency Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.21	Side Letter (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.22	Stock Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2011)
10.23	Form of Promissory Note by CII (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2011)
10.24	Separation Agreement and Release (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2011)
10.25	Mutual Release Agreement, Dated September 23, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011)
21.1	List of Subsidiaries*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sagebrush Gold Ltd.

Date: November 14, 2011	By:	/s/ David Rector
David Rector
President (Principal Executive Officer)
Date: November 14, 2011	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Principal Financial and Accounting Officer)