Form 10-Q/A
period 2011-09-30
Pershing Gold Corp.
filed 2012-03-29
CIK 1432196

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

1640 TERRACE WAY, WALNUT CREEK CA 94597
 (Address of principal executive office)

(877) 705-9357
 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly report on Form 10-Q which was originally filed on November 14, 2011. On March 23, 2012, management of Pershing Gold Corporation (the “Company”, “we”, “us”, or “our”), formerly Sagebrush Gold Ltd., determined that the unaudited consolidated financial statements for the three and nine months ended September 30, 2011 included in our Quarterly Report on Form 10-Q for that period could no longer be relied upon.  This determination was made after discussions with the staff of the Securities and Exchange Commission concerning the proper accounting treatment for the acquisition (the “Acquisition”) of the net assets consisting primarily of cash of Continental Resources Group Inc. (“Continental”) on July 22, 2011 in which we issued 76,095,214 shares of our common stock, par value $0.0001 per share (the “Common Stock”) and other equity instruments.  In preparation for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2011, we determined that a restatement of the value of our previously recorded goodwill would be required as a result of our prior attribution of excess of fair value paid for the net assets of Continental primarily related to the value of the Common Stock issued and other equity instruments issued in the Acquisition.  We originally recorded goodwill based upon such issuances using the quoted market price of the Common Stock of $1.11 on July 22, 2011, resulting in goodwill of $72,397,654 and had thereupon determined such goodwill to be impaired and recognized a loss from the impairment of goodwill of $72,397,654. However, pursuant to ASC 805-50-30-2 “Business Combinations”, it was subsequently determined that if the consideration paid is not in the form of cash, the measurement may be based on either (i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. We determined that the fair value of the net assets of Continental acquired of $14,857,676 which consisted primarily of cash was a better indicator of the net assets fair value than the common stock and other equity instruments issued. As a result, the goodwill and impairment of goodwill previously recorded on the date of the Agreement should not have been recorded.

Additionally, we 1) revised our accounting treatment related to a note payable to our parent company and the related acquisition of the note receivable from our parent company, Continental; 2) corrected the amortization certain stock-based option expense related to vested replacement warrant awards attributable to post-combination services due to the assumption of the stock warrants of Continental which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees), 3) the reallocation of our  note payable to our parent, Continental and the related acquired note receivable which was payable to Continental which now  eliminates in consolidation as a result of the Purchase Agreement entered into with Continental; and 4) the  reclassification of previously recorded fair value of certain property and equipment of $851,074 from property and equipment to goodwill in connection with the acquisition of the Relief Canyon Mine.

Accordingly, we restated our unaudited interim consolidated balance sheet, statement of operations, and statement of cash flows as of and for the periods ended September 30, 2011 herein.  All of the respective restatement adjustments are non-cash in nature. These adjustments resulted in an decrease in our total liabilities of $2,025,000 as of September 30, 2011, and a reduction in our net loss of $72,915,860, $72,915,860 and $518,206 for the three and nine months ended September 30, 2011 and for the period from inception of exploration stage (September 1, 2011) through September 30, 2011, respectively.  We believe that the recording of our acquisition of substantially all of the net assets of Continental and all related matters are now correctly recorded and presented in accordance with ASC 805 on our consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows included herein. Additionally, we restated the basic and diluted loss per share calculation for the periods herein and certain disclosure in the notes to the condensed consolidated financial statements and management’s discussion and analysis.

Please see Note 14 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-Q/A which further describes the effect of these restatements.

This Amendment No. 1 to the Form 10-Q for the period ended September 30, 2011 contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.  No attempt has been made in this Amendment No. 1 to the Form 10-Q for the period ended September 30, 2011 to modify or update the other disclosures presented in the Form 10-Q as previously filed, except as required by the restatement. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) (Restated) and December 31, 2010	F-2

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 (Unaudited) (Restated) and for the Period from February 10, 2010 (Inception) to September 30, 2010 and Three Months Ended September 30, 2010 (Unaudited)
		F-3

Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2011 (Unaudited) (Restated) and for the Period from February 10, 2010 (Inception) to September 30, 2010 (Unaudited)
		F-4
	Notes to Unaudited Condensed Consolidated Financial Statements	F-5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	50
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	62
Item 4.	Controls and Procedures.	63

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	63
Item 1A.	Risk Factors.	64
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	64
Item 3.	Default upon Senior Securities.	64
Item 4.	(Removed and Reserved)	64
Item 5.	Other Information.	64
Item 6.	Exhibits.	65

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	IN US$
	September 30,	December 31,
	2011	2010
	(Unaudited)	( Note 1)
	(Restated - See Note 14)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,443,598	$509,550
Restricted cash - current portion	4,122,701	560,000
Marketable securities available for sale	150,000	-
Note receivable	500,000	-
Other receivables	29,258	-
Prepaid expenses - current portion	1,102,355	49,882
Deferred financing cost	245,015	-
Due from parent company	331,335	-
Assets of discontinued operations - current portion	123,250	1,037,054

Total Current Assets	8,047,512	2,156,486

OTHER ASSETS:
Restricted cash - long-term portion	-	500,000
Prepaid expenses - long-term portion	40,250	-
Property and equipment, net	8,609,914	33,524
Mining rights	2,000	-
Goodwill	8,499,071	-
Reclamation bond deposit	4,557,629	-
Deposits	51,000	-
Assets of discontinued operations - long term portion	8,509	87,662

Total Other Assets - Net	21,768,373	621,186

Total Assets	$29,815,885	$2,777,672

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,353,696	$56,479
Senior convertible promissory notes, net of debt discount	266,667	-
Convertible promissory notes, net of debt discount	457,771	-
Convertible promissory note - related party, net of debt discount	66,027	-
Note payable, net of debt discount	391,735	-
Note payable - related party, net of debt discount	391,735	-
Derivative liability	11,510,601	-
Liabilities of discontinued operation	16,253	44,850

Total Liabilities	18,454,485	101,329

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Convertible Series A Preferred stock ($.0001 Par Value; 50,000,000 Shares Authorized;
750,000 and none issued and outstanding as of
September 30, 2011 and December 31, 2010, respectively)	75	-
Convertible Series B Preferred stock ($.0001 Par Value; 8,000,000 Shares Authorized;
8,000,000 and none issued and outstanding as of
September 30, 2011 and December 31, 2010, respectively)	800	-
Convertible Series C Preferred stock ($.0001 Par Value; 3,284,396 Shares Authorized;
3,284,396 and none issued and outstanding as of
September 30, 2011 and December 31, 2010, respectively)	328	-
Common stock ($.0001 Par Value; 500,000,000 Shares Authorized;
121,092,500 and 22,135,805 shares issued and outstanding as of
September 30, 2011 and December 31, 2010, respectively)	12,109	2,213
Additional paid-in capital	36,974,216	4,749,678
Accumulated deficit	(14,901,794)	(2,075,548)
Accumulated deficit since inception of exploration stage (September 1, 2011)	(10,771,980)	-
Accumulated other comprehensive income - marketable securities available for sale	50,000	-
Accumulated other comprehensive loss - cumulative foreign currency translation adjustment	(978)	-

Total Pershing Gold Corporation Equity	11,362,776	2,676,343

Non-Controlling Interest in Subsidiary	(1,376)	-

Total Stockholders' Equity	11,361,400	2,676,343

Total Liabilities and Stockholders' Equity	$29,815,885	$2,777,672

See accompanying notes to unaudited condensed consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			IN US $

					For the Period from
					Inception of
				For the Period from	Exploration stage
	Three Months Ended	Three Months Ended	Nine Months Ended	February 10, 2010 (Inception)	(September 1, 2011) through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated - See Note 14)		(Restated - See Note 14)		(Restated - See Note 14)

Net revenues	$-	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes	464,307	92,500	761,208	123,333	417,836
Exploration cost	889,351	-	925,623	-	427,555
Consulting fees	2,889,958	47,500	3,298,693	309,293	2,394,352
General and administrative expenses	391,757	125,921	892,865	158,188	287,643

Total operating expenses	4,635,373	265,921	5,878,389	590,814	3,527,386

Operating loss from continuing operations	(4,635,373)	(265,921)	(5,878,389)	(590,814)	(3,527,386)

OTHER INCOME (EXPENSES):
Interest income	3,333	-	9,271	-	3,333
Derivative expense	(5,198,206)	-	(5,198,206)	-	-
Change in fair value of derivative liability	1,687,605	-	1,687,605	-	1,687,605
Settlement expense	(4,761,500)	-	(4,761,500)	-	(4,761,500)
Interest expense	(1,670,589)	-	(3,119,045)	-	(1,664,203)

Total other expenses - net	(9,939,357)	-	(11,381,875)	-	(4,734,765)

Loss from continuing operations before provision for income taxes	(14,574,730)	(265,921)	(17,260,264)	(590,814)	(8,262,151)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(14,574,730)	(265,921)	(17,260,264)	(590,814)	(8,262,151)

Discontinued operations:
Gain (loss) from discontinued operations, net of tax	(1,874,969)	(390,538)	(2,995,376)	(859,651)	945,662

Net loss	(16,449,699)	(656,459)	(20,255,640)	(1,450,465)	(7,316,489)

Less: Net income (loss) attributable to non-controlling interest	(199,346)	-	1,422	-	(171,095)

Net loss attributable to Pershing Gold Corporation	(16,649,045)	(656,459)	(20,254,218)	(1,450,465)	(7,487,584)

Deemed preferred stock dividends	(3,284,396)	-	(3,284,396)	-	(3,284,396)

Net loss available to common stockholders	$(19,933,441)	$(656,459)	$(23,538,614)	$(1,450,465)	$(10,771,980)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.13)	$(0.01)	$(0.35)	$(0.03)	$(0.07)
Income (loss) from discontinued operations	$(0.02)	$(0.02)	$(0.06)	$(0.05)	$0.01

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	113,594,049	21,115,768	49,198,517	17,348,763	114,455,696

See accompanying notes to unaudited condensed consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES (FORMERLY SAGEBRUSH GOLD LTD.) (AN EXPLORATION STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		IN US $
			For the Period from
			Inception of
		For the Period from	Exploration stage
	Nine Months Ended	February 10, 2010 (Inception)	(September 1, 2011) through
	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated - See Note 14)		(Restated - See Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Sagebrush Gold Ltd.	$(20,254,218)	$(1,450,465)	(7,487,584)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	93,103	4,799	93,103
Amortization of promotional advances	-	28,632	-
Amortization of debt discounts and deferred financing cost	2,830,420	-	1,546,625
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	280,000	-	116,669
Contributed officer services	-	90,000	-
Derivative expense	5,198,206	-	-
Change in fair value of derivative liability	(1,687,605)	-	(1,687,605)
Gain from disposal of discontinued operations	(1,054,546)	-	(1,055,546)
Non-controlling interest	(1,376)	-	170,972
Common stock issued for services	-	252,000	-
Settlement expense	4,761,500	-	4,761,500
Stock-based compensation	1,461,276	186,667	1,060,902
Changes in operating assets and liabilities:
Restricted cash - current portion	(3,562,701)	(560,000)	(2,801,884)
Other receivables	(29,258)	-	-
Prepaid expenses - current portion	802,523	-	1,230,704
Deferred financing cost	(25,000)	-	(25,000)
Assets of discontinued operations - current portion	226,307	(806,060)	76,750
Prepaid expenses - long-term portion	1,662	-	1,662
Restricted cash - long-term portion	500,000	(500,000)	500,000
Deposits	(1,000)	-	-
Assets of discontinued operations - long term portion	85,300	(44,469)	32,047
Accounts payable and accrued expenses	270,308	64,375	106,476
Liabilities of discontinued operation	1,185,093	41,542	(21,688)

NET CASH USED IN OPERATING ACTIVITIES	(8,920,006)	(2,692,979)	(3,381,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on note and loan receivable	-	(25,000)	-
Investment in marketable securities available for sale	(100,000)	-	-
Increase in reclamation bond deposits	(1,715,629)	-	(1,715,629)
Cash used in acquisition of Gold Acquisition	(12,000,000)	-	-
Cash acquired from acquisition of Arttor Gold	2,000,100	-	-
Cash acquired in connection with the asset purchase agreement
entered into with parent company	11,164,514	-	-
Purchase of property and equipment	(10,148)	(36,877)	(6,176)

NET CASH USED IN INVESTING ACTIVITIES	(661,163)	(61,877)	(1,721,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock to founders	-	1,205	-
Proceeds from sale of common stock, net of issuance cost	1,924,000	3,690,349	1,678,000
Proceeds from sale of preferred stock	3,284,396	-	3,284,396
Proceeds from loan payable	-	160,000	-
Proceeds from note payable - related party	2,250,000	468,500	-
Proceeds from note payable	2,250,000	-	-
Advances received from parent company
in connection with the asset purchase agreement	2,000,000	-	-
Proceeds from convertible promissory note - related party	100,000	-	-
Proceeds from convertible promissory notes	2,365,604	-	1,715,604
Collection on subscription receivable	30	-	-
Payments on related party advances	-	(178,866)	-
Payments on note payable	(3,326,500)	(100,000)	(1,116,500)
Advances to parent company	(331,335)	-	64,745
Proceeds from related party advances	-	163,364	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,516,195	4,204,552	5,626,245

EFFECT OF EXCHANGE RATE ON CASH	(978)	-	671

NET INCREASE IN CASH AND CASH EQUIVALENTS	934,048	1,449,696	523,214

CASH AND CASH EQUIVALENTS- beginning of period	509,550	-	920,384

CASH AND CASH EQUIVALENTS- end of period	$1,443,598	$1,449,696	$1,443,598

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,771	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of loans payable	$-	$360,000	$-
Issuance of a note payable in connection with the
acquisition of business	$8,000,000	$-	$-
Carrying value of assumed assets, liabilities and certain promotion
rights agreement contributed from Golden Empire, LLC	$-	$(30,551)	$-
Common stock issued for prepaid services	$280,000	$-	$-
Beneficial conversion feature and debt discount in connection with the
issuance of convertible promissory notes	$2,465,604	$-	$1,715,604
Debt discount in connection with the issuance of the credit facility
agreement and notes payable	$1,800,000	$-	$-
Preferred stock deemed dividend	$3,284,396	$-	$3,284,396
Deferred financing cost in connection with the issuance of the credit facility
agreement and notes payable	$900,000	$-	$-
Assumption of liabilities of Arttor Gold upon acquisition	$21,750	$-	$-
Purchase of other receivable of Arttor Gold upon acquisition	$30	$-	$-
Purchase of reclamation bond deposit of Gold Acquisition upon acquisition	$2,842,000	$-	$-
Purchase of property and equipment of Gold Acquisition upon acquisition	$9,508,003	$-	$-
Purchase of mining rights of Gold Acquisition upon acquisition	$2,000	$-	$-
Value of Goodwill upon acquisition of Gold Acquisition	$8,499,071	$-	$-
Common stock issued in connection with the asset purchase agreement
entered into with parent company	$14,857,675	$-	$-
Portion of replacement award that is part of consideration transferred in connection with the asset purchase agreement entered
into with parent company	$-	$-	$-
Purchase of prepaid expenses and deposits of parent company	$1,946,909	$-	$-
Purchase of note receivable of parent company in connection
with the asset purchase agreement	$2,000,000	$-	$-
Purchase of property and equipment of parent company	$39,912	$-	$-
Assumption of liabilities of parent company	$293,659	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Pershing Gold Corporation  (the “Company”), formerly Sagebrush Gold Ltd., formerly The Empire Sports & Entertainment Holdings Co., formerly Excel Global, Inc., was incorporated under the laws of the State of Nevada on August 2, 2007. The Company operated as a web-based service provider and consulting company.  In September 2010, the Company changed its name to The Empire Sports & Entertainment Holdings Co, which was subsequently changed to Pershing Gold Corporation on May 16, 2011. On February 27, 2012, the Company changed its name to Pershing Gold Corporation.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

On August 30, 2011, the Company, through its newly-formed wholly owned subsidiary, Gold Acquisition Corp. (“Gold Acquisition”) acquired the Relief Canyon Mine (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada, for an aggregate purchase price consisting of: (i) $12,000,000 cash and (ii) $8,000,000 of senior secured convertible promissory notes issued to Platinum Long Term Growth LLC (“Platinum”) and Lakewood Group LLC (“Lakewood”). Gold Acquisition, a Nevada corporation was formed in August 2011.

Going concern

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The consolidated financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss attributable to Pershing Gold Corporation  of $20,254,218 for the nine months ended September 30, 2011, had a working capital deficit of $10,406,973 at September 30, 2011 and cumulative net losses of approximately $25.7 million since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

Fair value of financial instruments

Effective February 10, 2010, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

	Nine month period ended September 30, 2011	For the period from February 10, 2010(Inception) to September 30, 2010
Numerator:
Loss from continuing operations	$(17,260,264)		$(590,814)
Loss from discontinued operations	$(2,995,376)		$(859,651)

Denominator:
Denominator for basic and diluted loss per share
(weighted-average shares)	49,198,517		17,348,763

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.35)	$	(0.03)
Loss from discontinued operations	$(0.06)	$	(0.05)

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on our loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	September 30, 2011	September 30, 2010

Common stock equivalents
Stock options	4,398,000	2,800,000
Stock warrants	41,566,999	-
Convertible preferred stock	15,318,792	-

Convertible promissory notes -
Embedded conversion feature	20,181,208	331,558
Total	81,464,999	3,131,558

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of the sports and entertainment business.  The carrying amounts of the major classes of these assets and liabilities as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30,	December 31,
	2011	2010
Assets:
Accounts receivable, net (1)	$66,500	$293,990
Notes and loan receivable (2)	16,750	123,544
Advances, participation guarantees and Other receivables, net (3)	-	526,296
Prepaid expenses (5)	-	93,224
Advances – long term portion (3)	-	49,153
Deposits	48,509	38,509

Assets of discontinued operations	131,759	1,124,716

Liabilities:
Accounts payables and accrued expenses	$16,253	$44,850
Liabilities of discontinued operations	$16,253	$44,850

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

(3)
Advances, participation guarantees and other receivables - Advances receivable represent cash paid in advance to athletes for their training. The Company has the right to offset the advances against the amount payable to such athletes for their future sporting events. The amounts advanced under such arrangements are short-term in nature. Promotional advances represented signing bonuses paid to athletes upon signing the promotional agreements with the Company. Promotional advances were amortized over the terms of the promotional agreements, generally from three to four years. During the nine months ended September 30, 2011, amortization of these promotional advances amounted to $8,643 which has been included in loss from discontinued operations. The carrying amount of the assigned promotional advances of $59,612 were allocated to retained earnings as a result of the Separation agreement entered into between the Company and the former president of the Company on March 28, 2011 in accordance with ASC 505-30 “Treasury Stock” (see Note 11). Advances, participation guarantees and other receivables consisted of the following:

	September 30, 2011	December 31, 2010
Advances receivable	$-	$13,250
Promotional advances – current portion	-	34,572
Promotional advances – long-term portion	-	49,153
Refundable advance	-	205,000
Participation guarantees, net of allowance	-	255,000
Other receivables	-	18,474
	$-	$575,449

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

Unaudited pro forma results of operations data as if the Company and Arttor Gold had occurred as of February 10, 2010, the inception date, are as follows:

	The Company and Arttor Gold For the nine months ended September 30, 2011	The Company and Arttor Gold from February 10, 2010 (Inception Date) to September 30, 2010
Pro forma revenues	$-	$-
Pro forma loss from operations	(7,076,471)	(1,032,726)
Pro forma net loss	(20,302,290)	(1,450,465)
Pro forma loss per share	$(0.41)	$(0.07)
Pro forma diluted loss per share	$(0.41)	$(0.07)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at inception date or February 10, 2010 and is not intended to be a projection of future results.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

The purchase consideration paid included 76,095,214 shares of the Company’s stock and the issuance of 41,566,999 stock warrants and 2,248,000 stock options. The issuance of 76,095,214 shares of common stock including the issuance of 41,566,999 stock warrants and 2,248,000 stock options were valued at $14,857,676 which primarily represents the fair value of the net asset acquired  from Continental of cash of $11,164,514, a note receivable of $2,000,000, prepaid expenses and other current assets of $1,904,997 and assumed liabilities of $293,659. The Company accounted the value under ASC 805-50-30-2 “Business Combinations” whereby if the consideration is not in the form of cash, the measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The Company deemed that the fair value of the net asset of Continental amounting to $14,857,676 is more clearly evident and more reliable measurement basis.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 3 – ACQUISITIONS (continued)

Accordingly, pursuant to ASC 805 “Business Combinations”, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary, Acquisition Sub. The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $11,164,514)	$13,069,511
Note receivable	2,000,000
Prepaid expenses – long term portion	41,912

Property and equipment	39,912

Liabilities assumed (including a 12% note payable of $50,000)	(293,659)

Net purchase price	$14,857,676

On July 18, 2011, the Company borrowed $2,000,000 from its Parent Company, Continental, and issued them an unsecured 6% promissory note. T On July 22, 2011, in connection with the Purchase agreement, Company acquired the note receivable which was payable to Continental and included the acquisition of the $2,000,000 note receivable as part of the purchase price allocation. Accordingly, the acquired note receivable was eliminated against the note payable on the Company’s financial statements..

Unaudited pro forma results of operations data as if the Company and the subsidiaries of Continental had occurred are as follows:
	For the nine months ended September 30, 2011	From February 10, 2010 (Inception) to September 30, 2010
Pro forma revenues	$-	$-
Pro forma loss from operations	(14,530,469)	(2,864,276)
Pro forma net loss	(28,864,713)	(3,763,965)
Pro forma loss per share	$(0.59)	$(0.22)
Pro forma diluted loss per share	$(0.59)	$(0.22)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred and is not intended to be a projection of future results.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 3 – ACQUISITIONS (continued)

Gold Acquisition Corp.

On August 30, 2011, the Company, through Gold Acquisition acquired Relief Canyon located in Pershing County, near Lovelock, Nevada,  for an aggregate purchase price consisting of: (i)  $12,000,000 cash and (ii)  $8,000,000 of senior secured convertible promissory notes (collectively, the “Notes”) issued to Sellers. The Company acquired Relief Canyon, a previously operating gold mine owned by Firstgold Corp. (“Firstgold”) (previously named Newgold, Inc.). The Relief Canyon mining project is located to the northeast of Reno, Nevada. Firstgold was founded in 1995 and on or about January 27, 2010, Firstgold filed a voluntary petition (the “Case”) under chapter 11 of title 11 of the United States Code commencing Case No.  BK-N-10-50215- GWZ in the United States Bankruptcy Court, District of Nevada (the “Court”).  On December 17, 2010, the Court entered its Order Authorizing And Approving: (1) Sale Of Real Property And Certain Personal Property Assets Pursuant To 11 U.S.C. § 363 Free And Clear Of Liens, Claims, and Interests; and (2) Assumption and Assignment Of Executory Contracts and Unexpired Leases Under 11 U.S.C. § 365; and (3) Related Relief entered December 17, 2010 (the “Sale Order”), docket number 328 in the Case, pursuant to which Platinum (as collateral agent) was approved as the successful “back up bidder” for the assets (the “Relief Canyon Mining Assets”) described in the Asset Purchase Agreement, dated as of April 2011 (the “APA”), between Platinum and Firstgold.  The Relief Canyon Mining Assets, as described in the APA, include any rights of Firstgold in any reclamation bonds or funds on deposit with the Bureau of Land Management pertaining to the Relief Canyon Mine, in an amount of approximately $2.8 million.  On August 30, 2011, pursuant to the Sale Order, the Company purchased 100% of the Relief Canyon Mining Assets through Gold Acquisition's acquisition of Platinum's rights under the APA which acquisition includes mining and mill-site claims. Accordingly, no unaudited pro forma results of operations data are available for this asset acquisition.

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

Reclamation bond	$2,842,000
Property and equipment	8,656,929
Mining rights	2,000
Goodwill	8,499,071
Net purchase price	$20,000,000

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	Estimated Life	September 30, 2011 (Unaudited)	December 31, 2010
Furniture and fixtures	5 years	$20,000	$14,057
Office and computer equipments	5 years	20,481	21,145
Land	-	266,977	-
Building and improvements	5 - 25 years	727,965	-
Site costs	10 years	1,272,732	-
Crushing system	20 years	2,256,943	-
Process plant and equipments	10 years	3,113,559	-
Vehicles and mining equipments	5 - 10 years	1,024,360	7,250
		8,703,017	42,452
Less: accumulated depreciation		(93,103)	(8,928)

		$8,609,914	$33,524

For the nine months ended September 30, 2011, depreciation expense amounted to $93,103. For the period from February 10, 2010 (inception) to September 30, 2010, depreciation expense amounted to $4,799.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 6 – SENIOR CONVERTIBLE PROMISSORY NOTES (continued)

In accordance with ASC Topic 815 “Derivatives and Hedging”, these senior convertible promissory notes include a down-round provision under which the conversion price could be affected by future equity offerings (see Note 9). Instruments with down-round protection are not considered indexed to a company's own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

 The Company estimates the fair value of the conversion features on the senior convertible notes using the Black-Scholes option-pricing model using the following assumptions:

	September 30, 2011	August 30, 2011
Risk-free interest rate	0.42	0.33%
Expected volatility	112%	193%
Expected life (in years)	2.42	2.50
Expected dividend yield	--	-

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

On February 1, 2011, the Company raised $750,000 in consideration for the issuance of convertible promissory notes from various investors, including $100,000 from the Company’s Member of the Board of Directors. The convertible promissory notes bear interest at 5% per annum and are convertible into shares of the Company’s common stock at a fixed rate of $1.00 per share. The convertible promissory notes are due on February 1, 2012. In connection with these convertible promissory notes, the Company issued 750,000 shares of the Company’s common stock. The Company valued these common shares at the fair market value on the date of grant. The funds are required to be held in escrow and may be released only in order to assist the Company in paying third party expenses, which may include activities related to broadening the Company’s shareholder base through shareholder awareness campaigns and other activities.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
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

NOTE 9 – DERIVATIVE LIABILITY

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 9 – DERIVATIVE LIABILITY (continued)

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Note payable - related party

In February 2011, the Company and its wholly-owned subsidiaries, entered into a Credit Facility Agreement with two lenders, whereby one of the lenders is the Company’s Chairman of the Board of Directors. The credit facility consists of a loan pursuant to which $4.5 million can be borrowed on a senior secured basis. The Company’s Board Member funded $2,250,000 to the Company under this Credit Facility Agreement (see Note 8). Furthermore, in connection with the Credit Facility Agreement, the lenders entered into a Contribution Agreement with the Company’s former Chief Executive Officer, Sheldon Finkel, pursuant to which Sheldon Finkel agreed to pay or reimburse the lenders the pro rata portion (1/3) of any net losses from Events and irrevocably pledged to lenders a certain irrevocable letter of credit dated in June 2010 in favor of Sheldon Finkel. The Company also agreed to issue to the lenders and Sheldon Finkel an aggregate of 2,250,000 shares of the Company’s newly designated Series A Preferred Stock, convertible into one share each of the Company’s common stock. As consideration for the extension of credit pursuant to the Credit Facility Agreement, the borrowers are obligated to pay a fee equal to 15% of the initial loan commitment of $4.5 million of which Sheldon Finkel, shall receive a pro-rata portion (1/3). The Preferred Return Fee shall be payable if at all, only out of the net profits from the Events. On May 4, 2011, the holders of 1,500,000 shares of Series A Preferred Stock converted their shares into 1,500,000 shares of Common Stock. One of the holders is the Company’s Chairman of the Board of Directors. Between August 2011 and September 2011, the Company paid a total of $1,638,250 to the Company’s Chairman of the Board and such amount reduced the principal balance of his note.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 10 – RELATED PARTY TRANSACTIONS (continued)

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

Parent Company

The Company, from time to time, provided advances to its Parent Company, Continental, for operating expenses. At September 30, 2011, the Company has a receivable from its Parent Company amounting to $331,335. These advances are short-term in nature and non-interest bearing. Additionally, on July 18, 2011, the Company borrowed $2,000,000 from its Parent Company, Continental, and issued them an unsecured 6% promissory note.  On July 22, 2011, the Company acquired the note receivable due to Continental and included the $2,000,000 note receivable as part of the purchase price allocation . Accordingly the note payable to Continental and related acquired note receivable eliminate in consolidation as a result of the Purchase Agreement entered into with the Parent Company (see Note 3).

Chairman of the board of directors

The Company's chairman of the board of directors, Barry Honig holds 2,685,000 shares of the Parent Company directly or indirectly.  In addition to 2,685,000 shares held directly, certain entities under Mr. Honig’s control and family members, including trusts for the benefit of Mr. Honig's minor children, currently owns 4,228,833 shares of the Parent Company.  Accordingly, as the largest shareholder of the Parent Company.  Mr. Honig may be deemed to be in control of the Parent Company and accordingly there may exist certain conflicts of interest as a result.  On November 14, 2011, Mr. Honig filed a Schedule 13D with the Securities and Exchange Commission voluntarily disclosing his positions.  Furthermore, in connection with the asset purchase agreement with Continental, entities controlled by Mr. Honig were granted 4.5-year-warrants to purchase an aggregate of 2,050,666 shares of the Company's common stock at $2.835 per share upon assumption of the outstanding warrants of the Parent Company.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 11 – STOCKHOLDERS’ EQUITY

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

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

In March 2011, the Company entered into a Separation Agreement and General Release (the “Settlement Agreement”) with the former president of the Company. Pursuant to the Settlement Agreement, the former President, Mr. Cohen returned 900,000 shares of the Company’s common stock for cancellation and sold 1,200,000 shares of the Company’s common stock he owned to one or more purchasers who are accredited investors on the closing date (the “Closing”). At the Closing, the proceeds from the private sale of the 1,200,000 shares were distributed for payment and reimbursement of various fees and obligations outstanding to the Company, a certain vendor, the Company’s Co-Chairman of the Board of Directors and $115,000 to Mr. Cohen. The Closing occurred in April 2011 (see Note 12). In addition, Mr. Cohen’s employment agreement was terminated and the parties exchanged releases. In addition, at the Closing, the Company and Mr. Cohen agreed to: (i) assignments of certain boxing promotional rights agreements (subject to any required consents or approvals), and (ii) various profit sharing agreements with respect to certain of the boxing promotional rights agreements under which Mr. Cohen may elect to continue as the promoter of the boxers named therein. In connection with the return of the 900,000 shares of common stock, the Company valued the cancelled shares at $59,612 which represents the carrying amount of the assigned promotional advances and was allocated to retained earnings as a result of the Separation agreement entered into between the Company and the former president of the Company on March 28, 2011 in accordance with ASC 505-30 “Treasury Stock”.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

On July 22, 2011, the Company issued 76,095,214 shares of its Common Stock pursuant to an asset purchase agreement entered into between the Company, Continental Resources Acquisition Sub, Inc., the Company’s wholly-owned subsidiary (“Acquisition Sub”), and Continental. The purchase considerations included 76,095,214 shares of the Company’s stock and the issuance of 41,566,999 stock warrants and 2,248,000 stock options and were valued at $14,857,676 (see Note 3). The Company accounted the value under ASC 805-50-30-2 “Business Combinations” whereby if the consideration is not in the form of cash, the measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The Company deemed that the fair value of the net asset of Continental amounting to $14,857,676 is more clearly evident and more reliable measurement basis. Consequently, the issuance of 76,095,214 shares of the Company’s common stock to Continental accounted for approximately 67% of the total issued and outstanding stocks of the Company as of July 22, 2011 and the Company became a majority owned subsidiary of Continental, the Parent Company. As of September 30, 2011, Continental holds 62.84% of interest in the Company.

On September 2, 2011, the Company, the Empire Sports and Entertainment Co., EXCX Funding, Corp. (“EXCX”), Capital Hoedown, Inc. (collectively, the “Companies”), and Sheldon Finkel, our former Chief Executive Officer and Co-Chairman of our Board of Directors (“Executive”), entered into a Separation Agreement (the “Agreement”) under which Executive resigned from all positions with the Company and each of its subsidiaries and affiliates. Pursuant to the Agreement, Sheldon Finkel agreed to return 750,000 shares of common stock (see Note 12). The Company valued and recorded the cancelled shares at par value or $75 against additional paid in capital.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

On July 22, 2011, the Company granted 2,248,000 stock options and warrants to purchase 41,566,999 shares of common stock pursuant to an asset purchase agreement entered into between the Company, Acquisition Sub and Continental (see Note 3). As part of the purchase consideration, the Company assumed Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder such that the Company shall deliver to Continental’s option holders, options to purchase an aggregate of such number of shares of the Company’s common stock issuable under the Company’s equity incentive plan which shall be equal to one option to purchase eight shares of the Company’s common stock for every option to purchase 10 shares of Continental’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option. The 2,248,000, 9-year options to purchase shares of common stock at $1.423 per share are subject to a vesting schedule based on the stock option holder's continued employment and services.

The purchase consideration pursuant to the asset purchase agreement included 76,095,214 shares of the Company’s stock and the issuance of 41,566,999 stock warrants and 2,248,000 stock options. The issuance of 76,095,214 shares of common stock including the issuance of 41,566,999 stock warrants and 2,248,000 stock options were valued at $14,857,676 (see Note 3). For the nine months ended September 30, 2011, the Company recognized stock based compensation of $298,780 which represents the portion of the vested replacement option awards attributable to post-combination services due to the assumption of the stock options of Continental which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees).

During the nine months ended September 30, 2011, 1,100,000 options were forfeited in accordance with the termination of employee relationships.

A summary of the stock options as of September 30, 2011 and changes during the period are presented below:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at beginning of year	2,850,000	$0.60	9.45
Granted	2,648,000	1.34	8.96
Exercised	-	-	-
Forfeited	(1,100,000)	0.62	8.95
Cancelled	-	-	-
Balance outstanding at the end of period	4,398,000	$1.05	9.37

Options exercisable at end of period	-	$-
Options expected to vest	1,969,067
Weighted average fair value of options granted during the period		$1.09

Stock options outstanding at September 30, 2011 as disclosed in the above table have approximately $668,000 intrinsic value at the end of the period.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

On July 22, 2011, the Company granted 2,248,000 stock options and warrants to purchase 41,566,999 shares of common stock pursuant to an asset purchase agreement entered into between the Company, Acquisition Sub, Inc., and Continental (see Note 3). As part of the purchase consideration, the Company assumed the outstanding warrants to purchase shares of Continental’s common stock such that the Company shall deliver to the holders of Continental’s warrants, warrants to purchase shares of the Company’s common stock which shall be equal to one warrant to purchase eight shares of the Company’s common stock for every warrant to purchase ten shares Continental’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants. The assumption of Continental’s stock warrants was replaced with the Company’s 3,200,000 4.5-year warrants to purchase shares of common stock at $2.835 per share granted to an affiliated company and its assignees which are subject to a vesting schedule based on the warrant holder's continued services and the Company’s 38,366,999 (ranging from 5 months to 4.60 years) warrants to purchase shares of common stock at an exercise price of $2.835 which were related to private placement sale of the Company’s common stock.

The purchase consideration pursuant to the asset purchase agreement included 76,095,214 shares of the Company’s stock and the issuance of 41,566,999 stock warrants and 2,248,000 stock options. The issuance of 76,095,214 shares of common stock including the issuance of 41,566,999 stock warrants and 2,248,000 stock options were valued at $14,857,676 (see Note 3).  During the nine months ended September 30, 2011, the Company recognized stock based consulting of $611,663 which represents the portion of the vested replacement warrants awards attributable to post-combination services due to the assumption of the stock warrants of Continental which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees).

Out of the warrants to purchase 41,566,999 shares of common stock discussed above, a total of 2,050,666 4.5-year warrants were granted to an affiliated company, whereby the Company's Chairman of the Board of directors is the President of the affiliated company.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 13 – SUBSEQUENT EVENTS

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 13 – SUBSEQUENT EVENTS

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

 NOTE 14 – RESTATEMENTS

The Company’s consolidated financial statements have been restated for the three and nine months ended September 30, 2011 and for the period from inception of exploration stage (September 1, 2011) through September 30, 2011 to:

a) To change the fair value measurements of consideration paid for the Company’s acquisition of Continental on July 22, 2011. The Company originally recorded goodwill based upon the consideration paid pursuant to the Purchase Agreement including the issuance of its shares of common stock using the quoted market price of the Common Stock of $1.11 resulting in goodwill of $72,397,654 and had thereupon determined such goodwill to be impaired and recognized an impairment of goodwill of $72,397,654. However, under ASC 805-50-30-2 “Business Combinations” , it was subsequently determined that that if the consideration paid is not in the form of cash, the measurement may be based on either (i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. We determined that the fair value of the net assets of Continental was $14,857,676 which consisted primarily of cash which was a better indicator of the fair value than the common stock issued. As a result, the goodwill and impairment of goodwill previously recorded on the date of the Agreement should not have been recorded;

b) In connection with the purchase consideration pursuant to the asset purchase agreement, the Company issued 41,566,999 stock warrants. During the nine months ended September 30, 2011, the Company originally  recorded stock based consulting of $1,104,869 which represents the amortization of the vested replacement warrants awards attributable to post-combination services due to the assumption of the stock warrants of Continental which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees). We recalculated the amortization and determined that the stock-based consulting expenses related to those replacements warrants should be $611,663. Accordingly, we reduced consulting expense by $493,206 for the three and nine months ended September 30, 2011 and for the period from inception of exploration stage (September 1, 2011) through September 30, 2011.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 14 – RESTATEMENTS (continued)

c) On July 18, 2011, the Company borrowed $2,000,000 from its Parent Company, Continental, and issued them an unsecured 6% promissory note.  Previously, at September 30, 2011, the Company reflected this note payable as a note payable – parent on the balance sheet.  Subsequently, it was determined that the Company acquired this note receivable and has included the acquisition of the note receivable – parent as part of the purchase price allocation.   Accordingly the note payable to Continental and related acquired note receivable now eliminates in consolidation as a result of the Purchase Agreement entered into with the Parent Company (see Note 3). Additionally, in connection with the note payable – parent, we previously recorded interest expense of $25,000 and increased the amount due to Continental. In connection with the acquisition of the note receive and related interest from Continental, we reversed the previously accrued interest and accordingly reduced interest expense by $25,000 for the three and nine months ended September 30, 2011 and for the period from inception of exploration stage (September 1, 2011) through September 30, 2011. The effect was the reduction of total liabilities by $2,025,000;

d) The Company reclassified previously recorded fair value of certain property and equipment of $851,074 from property and equipment to goodwill in connection with the acquisition of the Relief Canyon Mine.

Accordingly, the Company’s unaudited interim consolidated balance sheet, statement of operations, and statement of cash flows at September 30, 2011and for the periods presented have been restated herein. All the respective restatement adjustments are non-cash in nature.  The effect of these adjustments in the Company’s (a) unaudited consolidated balance sheet at September 30, 2011; (b) unaudited consolidated statement of operations for the three and nine months ended September 30, 2011 and for the period from inception of exploration stage (September 1, 2011) through September 30, 2011; and (c) unaudited consolidated statement of cash flows for the nine months ended September 30, 2011 are shown in the tables as follows:

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

 NOTE 14 – RESTATEMENTS (continued)

	September 30, 2011	Adjustments		September 30, 2011
	As Previously Reported	To Restate		As Restated

Consolidated Balance Sheet:

Property and equipment, net	9,460,988	(851,074)	(d)	8,609,914
Goodwill	7,647,997	851,074	(d)	8,499,071
Total Assets	29,815,885	-		29,815,885

Note payable - parent company	2,025,000	(2,025,000)	(c)	-
Total liabilities	20,479,485	(2,025,000)	(c)	18,454,485

Additional paid-in capital	107,865,076	(70,890,860)	(a) (b) (c)	36,974,216
Accumulated deficit	(87,299,448)	72,397,654	(a)	(14,901,794)
Accumulated deficit since inception of
exploration stage (September 1, 2011)	(11,290,186)	518,206	(b) (c)	(10,771,980)
Total Pershing Gold Corporation Equity	9,337,776	2,025,000	(a) (b) (c)	11,362,776
Total Stockholders' Equity	9,336,400	2,025,000	(a) (b) (c)	11,361,400

For the Nine Months Ended September 30, 2011
Consolidated Statement of Operations:

Impairment of goodwill	72,397,654	(72,397,654)	(a)	-
Consulting fees	3,791,899	(493,206)	(b)	3,298,693
Total operating expenses	78,769,249	(72,890,860)	(a) (b)	5,878,389
Interest expense - parent company	(25,000)	25,000	(c)	-
Total other expenses - net	(11,406,875)	25,000	(c)	(11,381,875)
Net loss	(93,171,500)	72,915,860	(a) (b) (c)	(20,255,640)
Net loss attributtable
to Pershing Gold Corporation	(93,170,078)	72,915,860	(a) (b) (c)	(20,254,218)
Net loss available to common stockholders	(96,454,474)	72,915,860	(a) (b) (c)	(23,538,614)

Loss per common share, basic and diluted:
Loss from continuing operations	$(1.83)			$(0.35)
Loss from discontinued operations	$(0.06)			$(0.06)

For the Three Months Ended September 30, 2011
Consolidated Statement of Operations:

Impairment of goodwill	72,397,654	(72,397,654)	(a)	-
Consulting fees	3,383,164	(493,206)	(b)	2,889,958
Total operating expenses	77,526,233	(72,890,860)	(a) (b)	4,635,373
Interest expense - parent company	(25,000)	25,000	(c)	-
Total other expenses - net	(9,964,357)	25,000	(c)	(9,939,357)
Net loss	(89,365,559)	72,915,860	(a) (b) (c)	(16,449,699)
Net loss attributtable
to Pershing Gold Corporation	(89,564,905)	72,915,860	(a) (b) (c)	(16,649,045)
Net loss available to common stockholders	(92,849,301)	72,915,860	(a) (b) (c)	(19,933,441)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.77)	$-		$(0.13)
Loss from discontinued operations	$(0.02)	$-		$(0.02)

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 14 – RESTATEMENTS (continued)

	September 31, 2011	Adjustments		September 31, 2011
	As Previously Reported	To Restate		As Restated

For the Period from Inception of Exploration
Stage (September 1, 2011) through September 30, 2011

Consolidated Statement of Operations:

Consulting fees	2,887,558	(493,206)	(b)	2,394,352
Total operating expenses	4,020,592	(493,206)	(b)	3,527,386

Interest expense - parent company	(25,000)	25,000	(c)	-
Total other expenses -net	(4,759,765)	25,000	(c)	(4,734,765)

Net loss	(7,834,695)	518,206	(b) (c)	(7,316,489)
Net loss attributtable to Pershing Gold Corporation	(8,005,790)	518,206	(b) (c)	(7,487,584)
Net loss available to stockholders	(11,290,186)	518,206	(b) (c)	(10,771,980)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.08)			$(0.07)
Income (loss) from discontinued operations	$0.01			$0.01

Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net loss attributtable to Pershing Gold Corporation	(93,170,078)	72,915,860	(a) (b) (c)	(20,254,218)
Impairment of goodwill	72,397,654	(72,397,654)	(a)	-
Stock based compensation	1,954,482	(493,206)	(b)	1,461,276
Accrued interest - parent company	25,000	(25,000)	(c)	-
Net cash used in operating activities	(8,920,006)	-		(8,920,006)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Report on Form 10-Q/A and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning.  One can identify them by the fact that they do not relate strictly to historical or current facts.  These statements are likely to address our growth strategy, financial results and product and development programs.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements.  These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward looking statement can be guaranteed and actual future results may vary materially.

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

On April 26, 2011, a shareholder agreement (the “Shareholder Agreement”) was executed and entered into between Empire, Concerts International, Inc. (“CII”) and Capital Hoedown, Inc. (“Capital Hoedown”) whereby Empire has the right to select two directors, and CII has the right to select one director. Based on the Shareholder Agreement, Empire owned 66.67% and CII owned 33.33% of the corporate joint venture. Contemporaneously with the execution of the Shareholder Agreement, Empire issued a revolving demand loan to CII and Denis Benoit, up to a maximum amount of $500,000. Additionally, Empire issued a revolving demand loan to Capital Hoedown, up to a maximum amount of $4,000,000 which bore 10% interest per annum and payable on the earlier of the termination date on January 15, 2012 or upon demand by Empire. This loan was exclusively for the operations and management of Capital Hoedown, Inc. In order to fund these commitments, the Company (along with its subsidiaries), borrowed $4.5 million from the lenders. Each lender loaned $2.5 million to the Company. One of the lenders is the Company’s Board of Directors. On September 1, 2011, we disposed our Empire Sports & Entertainment Co. subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between the Company, Empire and CII. Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011. Pursuant to the SPA, we agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to the Company which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered our subsidiary.

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

On September 2, 2011, the Company, the Empire Sports and Entertainment Co., EXCX Funding, Corp. (“EXCX”), Capital Hoedown, Inc., and Sheldon Finkel, our former Chief Executive Officer and Chairman of our Board of Directors (“Executive”), entered into a Separation Agreement (the “Separation Agreement”) under which Executive resigned from all positions with the Company and each of its subsidiaries and affiliates. Certain previously entered funding agreements by and between Barry Honig, our Chairman Executive, and Michael Brauser (collectively, “Lenders”) provided certain funding for the purpose of assisting Empire in financing certain entertainment event costs. Empire acquired a 66.67% interest in Capital Hoedown and CII acquired a 33.33% in Capital Hoedown under which Lenders provided funding pursuant to that certain Credit Facility Agreement (the “Loan Agreement”), one or more Notes, a Security Agreement, a Owner’s Pledge and Security Agreement, a Blocked Account Control Agreement, a Collateral Account Agreement, and the other Loan Documents (the “Transaction Documents”). Executive and Lenders also entered into a Contribution and Security Agreement dated as of February 19, 2011 (the “Contribution Agreement”) under which Executive pledged certain collateral and agreed to reimburse Lenders certain amounts in connection with the Loan Agreement.

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

Business Overview

The following is a description of our wholly-owned and majority-owned subsidiaries:

Arttor Gold, LLC

Through our subsidiary Arttor Gold, LLC (“Arttor Gold”), a Nevada limited liability company, we have the rights to explore on two Carlin-types gold properties located in Lander County, Nevada, known as Red Rock and North Battle Mountain.  The exploration rights to these properties are evidenced by leases between Arttor Gold and Arthur Leger, our chief geologist, who acquired the rights to these properties from the Federal Bureau of Land Management by staking claims.

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

The Coso property consists of 169 Federal unpatented lode mining claims, totaling 3,380 acres in Inyo County, California.  Future exploration drilling on the unpatented lode mining claims at the Coso Project will require us to either file a Notice of Intent or a Plan of Operations with the BLM, depending upon the amount of new surface disturbance that is planned. The Coso property is undeveloped and although there are a number of adits and trenches and over 400 exploration drill holes from previous exploration, there are no facilities or structure thereon.

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

Operating Expenses

Total operating expenses for the three months ended September 30, 2011 were $4,635,373, an increase of $4,369,452, or approximately 1,643%, from total operating expenses for the comparable the three months ended September 30, 2010 of $265,921.

Total operating expenses for the nine months ended September 30, 2011 as compared to the period from February 10, 2010 (inception) to September 30, 2010 was $5,878,389 and $590,814, respectively, an increase of 5,287,575 or 895%. The operating expenses consisted of the following:

	Nine months ended September 30, 2011	Period from February 10, 2010 (inception) to September 30, 2010
Compensation expense and related taxes	$761,208	$123,333
Exploration cost	925,623	-
Consulting fees	3,298,693	309,293
General and administrative	892,865	158,188
Total	$5,878,389	$590,814

Total operating expenses for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The operating expenses consisted of the following:

	Three months ended September 30, 2011	Three months ended September 30, 2010
Compensation expense and related taxes	$464,307	$92,500
Exploration cost	889,351	-

Consulting fees	2,889,958	47,500
General and administrative	391,757	125,921
Total	$4,635,373	$265,921

●
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensation to our employees for the three months ended September 2010 and 2011. For the nine months ended September 30, 2011, and for the period from February 10, 2010 (inception) to September 30, 2010, compensation expense and related taxes were $761,208 and $123,333, respectively. Compensation expense and related taxes increased by $637,875 or 517% and $371,807 or 402% for the nine and three month period, respectively. The increase during the nine month period were primarily attributable to the hiring of our executive employees and additional support staff for our Arttor Gold and Gold Acquisition subsidiaries between June 2011 and September 2011, the recognition of stock-based compensation expense of $350,833 which is attributable to stock options granted to our former chief executive officer, executive vice president and two directors, and the recognition of stock-based compensation expense of $266,846 which represents the portion of the vested replacement employee option awards attributable to post-combination services related to the assumption of the stock options of Continental.

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

●
Consulting fees: For nine month period ended September 30, 2011, we incurred consulting fees of $3,298,693 as compared to $309,293 for the period from February 10, 2010 (inception) to September 30, 2010, an increase of $2,989,400 or 967%. For three month period ended September 30, 2011, we incurred consulting fees of $2,889,958 as compared to $47,500 for the three month period ended September 30, 2010, an increase of 2,842,458 or 5,984%. These increases were primarily attributable to the issuance of our common stock for services rendered to a consultant for investor relations and advisory services of $280,000, payment of approximately $1,225,000 in connection with investor relation and consulting agreements during the nine month period ended September 30, 2011.  This increase is also primarily attributable to stock-based compensation expense of $200,000 which is attributable to stock options granted to two consultants, amortization of prepaid consulting services (acquired from Continental) amounting to $824,347 in connection with investor relation and consulting agreements, and the recognition of stock-based compensation expense of $611,663 which represents the portion of the vested replacement warrant awards attributable to post-combination services from consultants related to the assumption of the stock warrants of Continental for the nine month period ended September 30, 2011.

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

The overall increase of $734,677 or 464% and $265,836 or 211% for the nine and three month's period, respectively, in general and administrative expenses is primarily related to an increase in accounting, auditing and legal fees in connection with our SEC filings. We also incurred legal fees in connection with litigation matters and general business matters. Additionally, depreciation increased due to the increase in depreciation of our property and equipment as a result of the acquisition of Relief Canyon Mine. The overall increase in general and administrative expenses is also primarily attributable to an increase in operations and the expected overall growth in our business. Our general and administrative expenses during the period from February 10, 2010 (inception) to September 30, 2010 were much lower as we were in our early stages of our operations.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of $5,878,389 and $590,814 for the nine months ended September 30, 2011 and for the period from February 10, 2010 (inception) to September 30, 2010, respectively. We reported an operating loss from continuing operations of $4,635,373 and $265,921 for the three months ended September 30, 2011 and 2010, respectively.

Other Income (Expenses)

Total other expense was $11,381,875 and $0 for the nine months ended September 30, 2011 and for the period from February 10, 2010 (inception) to September 30, 2010, respectively. Total other expense was $9,939,357 and $0 for the three months ended September 30, 2011 and 2010, respectively. The increase is primarily attributable to:

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

	September 30, 2011	September 30, 2010
Revenues (4)	$3,071,562	$288,584
Cost of sales (5)	5,115,717	144,332
Gross profit (loss)	(2,044,155)	144,252
Operating and other non-operating expenses	(2,005,767)	(1,003,903)

Loss from discontinued operations	(4,049,922)	(859,651)
Gain from sale of sports and entertainment business	1,054,546	-
Loss from discontinued operations	$ (2,995,376)	$ (859,651)

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

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2011 amounted to $8,920,006, and was primarily attributable to our net loss attributable to Pershing Gold Corporation  of $20,254,218, offset by depreciation of $93,103, amortization of debt discount and deferred financing cost of 2,830,420, amortization of prepaid services of $280,000, derivative expense of $5,198,206, settlement expense of $4,761,500 and stock-based compensation of $1,461,276 and add-back of total changes in assets and liabilities of $1,021,766, change in fair value of derivative liability, gain from disposal of discontinued operations of $546,766 and non-controlling interest of $1,376. These changes in assets and liabilities is primarily attributable to an increase in restricted cash – current portion for a total of $3,562,701, accounts payable and accrued expenses of $270,308, liabilities of discontinued operations of $1,185,093 and decrease in prepaid expenses of $802,523 and assets of discontinued operations of $311,607.

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

Financing activities

Net cash flows provided by financing activities was $10,516,195 for the nine months ended September 30, 2011. We received net proceeds from the issuance of notes payable and convertible promissory notes from both related and unrelated parties of $6,965,604, advances received from parent company of $2,000,000 and net proceeds from sales of our common and preferred stock of $5,208,396 offset by payment on note payable of $3,326,500 and advances to Continental of $331,335.

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

The following table summarizes our contractual obligations as of September 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due By Period
Contractual Obligations:	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Senior convertible note	$8,000,000	$8,000,000	$-	$-	$-
Note payable	611,750	611,750	-	-	-
Note payable – related party	611,750	611,750	-	-	-

Convertible promissory notes	2,365,604	2,365,604	-	-	-
Convertible promissory note - related party	100,000	100,000	-	-	-
Royalty agreement – minimum payments	1,550,000	-	190,000	360,000	1,000,000
Operating lease	234,627	64,764	169,863	-	-

Total Contractual Obligations	$13,473,731	$11,753,868	$359,863	$360,000	$1,000,000

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

ITEM 6.  EXHIBITS

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock**
10.1	Form of Note Purchase Agreement**
10.2	Form of Secured Convertible Promissory Note**
10.3	Form of Security Agreement**
10.4	Form of Stock Pledge Agreement**
10.5	Form of Series C Preferred Subscription Agreement**
10.6	Form of Warrant**
10.7	Form of Unit Subscription Agreement**
10.8	Form of Warrant**
10.9	Form of Registration Rights Agreement**
10.11	Asset Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2011)
10.11	Bill of Sale (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2011)
10.12	Assignment and Assumption Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2011)
10.13	Intellectual Property Assignment Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2011)
10.14	Assignment and Assumption Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.15	Form of Platinum Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.16	Form of Lakewood Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.17	Security Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.18	Stock Pledge Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.19	Form of Net Smelter Royalty Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.20	Form of Collateral Agency Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.21	Side Letter (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.22	Stock Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2011)
10.23	Form of Promissory Note by CII (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2011)
10.24	Separation Agreement and Release (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2011)
10.25	Mutual Release Agreement, Dated September 23, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011)
21.1	List of Subsidiaries**
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document***
101.sch	XBRL Taxonomy Schema Document***
101.cal	XBRL Taxonomy Calculation Document***
101.def	XBRL Taxonomy Linkbase Document***
101.lab	XBRL Taxonomy Label Linkbase Document***
101.pre	XBRL Taxonomy Presentation Linkbase Document***

* Filed herewith

 **Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2011

*** To be filed by amendment

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sagebrush Gold Ltd. n/k/a Pershing Gold Corporation

Date: March 29, 2012	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer (Principal Executive Officer)
Date: March 29, 2012	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Principal Financial and Accounting Officer)