Form 10-Q/A
period 2011-09-30
Pershing Gold Corp.
filed 2012-03-30
CIK 1432196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2
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

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed as Amendment No. 2 to our Quarterly Report on Form 10-Q (the “Second Amendment”) which was originally filed on November 14, 2011 the (the “Original Report”) and amended on March 29, 2012 (the “First Amendment”).  The purpose of this Second Amendment is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.  No other changes have been made to the Original Report or the First Amendment and this Second Amendment has not been updated to reflect events occuring subsequent to the filing of the Original Report, as amended by the First Amendment.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to the liability of those sections.

ITEM 6. EXHIBITS

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock***
10.1	Form of Note Purchase Agreement***
10.2	Form of Secured Convertible Promissory Note***
10.3	Form of Security Agreement***
10.4	Form of Stock Pledge Agreement***
10.5	Form of Series C Preferred Subscription Agreement***
10.6	Form of Warrant***
10.7	Form of Unit Subscription Agreement***
10.8	Form of Warrant***
10.9	Form of Registration Rights Agreement***
10.11	Asset Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2011)
10.11	Bill of Sale (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2011)
10.12	Assignment and Assumption Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2011)
10.13	Intellectual Property Assignment Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2011)
10.14	Assignment and Assumption Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.15	Form of Platinum Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.16	Form of Lakewood Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.17	Security Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.18	Stock Pledge Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.19	Form of Net Smelter Royalty Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.20	Form of Collateral Agency Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.21	Side Letter (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011)
10.22	Stock Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2011)
10.23	Form of Promissory Note by CII (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2011)
10.24	Separation Agreement and Release (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2011)
10.25	Mutual Release Agreement, Dated September 23, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011)
21.1	List of Subsidiaries***
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.ins	XBRL Instance Document*
101.sch	XBRL Taxonomy Schema Document*
101.cal	XBRL Taxonomy Calculation Document*
101.def	XBRL Taxonomy Linkbase Document*
101.lab	XBRL Taxonomy Label Linkbase Document*
101.pre	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith

** Filed in the Amendment to the Company's Quarterly Report on Form 10-Q, filed with the SEC on March 29, 2012

*** Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2011

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