Form 10-K
period 2011-12-31
Pershing Gold Corp.
filed 2012-04-16
CIK 1432196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-150462

PERSHING GOLD CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-0657736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1658 Cole Boulevard Building 6-Suite 210 Lakewood, CO	80401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  877-705-9357

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes   ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the Company’s most recently completed second fiscal quarter was approximately $27,740,450.

As of April 16, 2012, there were 199,640,561 shares of Common Stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PERSHING GOLD CORPORATION

FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) and any documents incorporated by reference herein or therein may contain “forward-looking statements”. Forward-looking statements reflect our current view about future beliefs, plans, objectives, goals or expectations. When used in such documents, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements relating to our business goals, planned exploration, business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance.  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, results of future exploration at our Relief Canyon and other projects; our ability to raise necessary capital to conduct our exploration activities, and do so on acceptable terms; estimates as to the projected development of certain ore deposits, including the timing of such development, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates; expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects; estimates regarding timing of receipt and maintenance of government approvals; statements regarding future transactions such as property purchases and sales; and other factors (including the risks contained in the sections of this annual report entitled “Risk Factors”) relating to the mining industry, our operations and results of operations and any businesses or properties that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this annual report and other reports we have filed or will file with the SEC and which are incorporated by reference herein, including statements under the caption “Risk Factors” and “Forward-Looking Statements” in such reports.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these.

We file reports with the Securities and Exchange Commission (“SEC”). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. You should not place undue reliance on these forward-looking statements.

GLOSSARY OF SELECTED MINING TERMS

adit: an entrance to an underground mine which is horizontal or nearly horizontal, by which the mine can be entered, drained of water, and ventilated alluvial (valleys): material created by the erosion of rocks by water, air and climate conditions anomaly: single or multiple elements that may be related to the presence of mineralization assay: a measure of the valuable mineral content

breccia: a course grained clastic rock consisting of angular clasts supported by a fine grained ground mass

Cane Springs formation: a formation consisting of a thick bedded massive limestone, with local silty limestone units, the upper portion of which contains solution cavities and caves and is locally brecciated

Carlin-type: sediment-hosted disseminated gold deposits characterized by invisible (typically microscopic and/or dissolved) gold in pyrite and arsenopyrite, and named after the first large deposit of this composition found in the Carlin Unconformity, Nevada doré: unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold exploration stage: a U.S. Security and Exchange Commission descriptive category applicable to public mining companies engaged in the search for mineral deposits and ore reserves and which are not either in the mineral development or the ore production stage grade: The concentration of each ore metal in a rock sample, usually given as weight per volume. Where extremely low concentrations are involved, the concentration may be given in grams per ton (g/t). The grade of an ore deposit is calculated, often using sophisticated statistical procedures, as an average of the grades of a very large number of samples collected from throughout the deposit.

Grass Valley formation: a formation exceeding 600 meters in thickness consisting of a siliciclastic mudstone argillite and micaceous siltstone with lesser amounts of feldspathic quartz sandstone interstratified with mudstone heap leach: a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold, copper etc.; the solutions containing the metals are then collected and treated to recover the metals lode: a classic vein, ledge, or other rock in place between definite walls

Mesozoic: The era off geological time that began 250,000,000 years ago with the Triassic period and lasted about 185,000,000 years until the end of the Cretaceous period.

millsite: Public lands which are non-mineral in character.  Millsites may be located in connection with a placer or lode claim for mining and milling purposes or as an independent/custom mill site that is independent of a mining claim.

Paleozoic: The era of geological time from about 540 to 245 million years ago

Phase I: initial exploration drilling program

unpatented mining claim: A mineral claim staked on federal or, in the case of severed mineral rights, private land (where the U.S. government has retained ownership of the locatable minerals) to which a deed from the U.S. government or other mineral title owner has not been received by the claimant. Unpatented claims give the claimant the exclusive right to explore for and to develop the underlying minerals and the right to use the surface for such purpose. However, the claimant does not own title to either the minerals or the surface, and the claim must include a discovery of valuable minerals to be valid and is subject to the payment of annual claim maintenance fees which are established by the governing authority of the land on which the claim is located.

PART I

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES

Overview

Pershing Gold Corporation (“Pershing Gold”; the “Company” or “we”) is a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada.  We are currently focused on exploration at our Relief Canyon properties in Pershing County in northwestern Nevada.  None of our properties contain proven and probable reserves, and all of our activities on all of our properties are exploratory in nature.

We plan to reduce our interest in or divest our other exploration properties in order to focus our efforts at Relief Canyon. We are  pursuing opportunities for a third party to advance the North Battle Mountain Mineral Prospect and Red Rock Mineral Prospect gold exploration properties in north central Nevada while we retain a significant interest in those properties.  In January 2012, we granted an option to a third party to purchase our uranium exploration properties.

Our principal offices are located in Lakewood, Colorado at 1658 Cole Boulevard, Building No. 6, Suite 210, Lakewood, Colorado 80401 and we have an exploration office at 1055 Cornell, Lovelock, NV 89419.  Our telephone number is 877-705-9357.

Corporate Structure

We operate our business directly and also through our wholly-owned subsidiary, Gold Acquisition Corp., a Nevada corporation. Gold Acquisition Corp. owns and is conducting exploration on the Relief Canyon Mine property and related plant and equipment. Pershing Gold Corporation owns directly and plans to explore other gold exploration properties adjacent to the Relief Canyon Mine property.  Other subsidiaries own the rights to the gold and uranium exploration properties that we may divest.

Business Strategy

Our business strategy is to acquire and advance precious metals exploration properties.  We seek properties with known mineralization that are in an advanced stage of exploration but are under-explored, which we believe we can advance quickly to increase value.  We are currently focused on exploration on the Relief Canyon properties.  We acquired the former Relief Canyon Mine property in August 2011, which includes a processing plant that could be used in mining operations if our exploration efforts are successful.  We commenced an exploration drilling program in 2011 that continues in 2012.  We have expanded our Relief Canyon property position in 2012 significantly with the acquisition of the Pershing Pass and Relief Canyon Expansion properties.  See “—Relief Canyon Properties”.  We refer to the Relief Canyon Mine, Pershing and Relief Canyon Expansion properties collectively as the Relief Canyon properties.  We intend to continue to acquire additional mineral targets in Nevada and elsewhere  where we believe we have the potential to quickly expand and advance known mineralization and the potential to discover new deposits.  We will require external funding to pursue our exploration programs.

If, through our exploration program, we discover an area that may be able to be profitably mined for gold, we would focus most of our activities on determining whether that is feasible, including further delineation of the location, size and economic feasibility of a potential orebody.  If our efforts are successful, we anticipate that we would seek additional capital through debt or equity financing to fund further development, or that we would sell or lease the rights to mine to a third party or enter into joint venture or other arrangements.

In order to focus our efforts on the Relief Canyon properties, we are seeking arrangements under which we can retain a significant interest in the North Battle Mountain Mineral Prospect and Red Rock Mineral Prospect gold exploration properties while a third party advances those properties, and we are seeking to divest our uranium exploration properties.  We do not plan to pursue exploration for uranium and have entered into an option agreement with respect to our uranium exploration properties.

Company History

Golden Empire, LLC, a New Jersey limited liability company, was formed and commenced operations on November 30, 2009 and was principally engaged in the production and promotion of music and sporting events. The Empire Sports & Entertainment, Co. was a privately held corporation incorporated in Nevada on February 10, 2010 to succeed to the business of Golden Empire, LLC. On February 10, 2010, The Empire Sports & Entertainment, Co. assumed all assets, liabilities and certain promotion rights agreements entered into by Golden Empire LLC and Golden Empire LLC ceased operations on that date.

We were incorporated in Nevada on August 2, 2007 under the name “Excel Global, Inc.” and operated as a web-based service provider and consulting company.  On September 27, 2010, we changed our name to “The Empire Sports & Entertainment Holdings Co.” and on September 29, 2010, we entered into a share exchange agreement with The Empire Sports & Entertainment, Co. and the shareholders of The Empire Sports & Entertainment, Co.  Pursuant to the share exchange agreement, the shareholders transferred to us all of the issued and outstanding capital stock of The Empire Sports & Entertainment, Co.  As a result of this share exchange, The Empire Sports & Entertainment, Co. became our wholly-owned subsidiary.

Immediately following the share exchange, we transferred all of our pre-share exchange operating assets and liabilities to our former wholly owned subsidiary, Excel Global Holdings, Inc., a Nevada corporation, and transferred all of Excel Global Holdings, Inc.’s outstanding capital stock to our then-majority stockholders in exchange for cancellation of shares of our common stock held by such stockholders.  After the share exchange and the divestiture of our pre-share exchange operating assets and liabilities we succeeded to the business of The Empire Sports & Entertainment, Co., which was our sole line of business until September 1, 2011 when we exited the sports and entertainment business and disposed of our subsidiary Empire Sports & Entertainment Co.

Recent Developments

As part of our focus on the Relief Canyon properties in Pershing County, Nevada, we have completed several transactions since the beginning of 2012 that have added significantly to our Relief Canyon property position and improved our financial position.

Acquisition of Pershing and Relief Canyon Expansion Properties

On March 1, 2012, we purchased approximately 9,700 acres of unpatented mining claims from Silver Scott Mines, Inc. for a total purchase price of $550,000.  We refer to these mining claims as the Pershing Pass property.  The Pershing Pass property is located to the south of the Relief Canyon mine property.

On April 5, 2012, we acquired rights to approximately 13,300 acres of unpatented mining claims and private lands adjacent to the Relief Canyon Mine property from Victoria Gold Corporation.  We refer to these properties as the Relief Canyon Expansion properties.  Approximately 8,900 acres of the Relief Canyon Expansion properties are held under leases and subleases with Newmont USA Ltd., which we refer to as the Newmont Leased properties.  Victoria Gold has reserved a 2% net smelter return royalty from the production on 221 of  the  283 unpatented mining claims that it owned directly.  The purchase price for the Relief Canyon Expansion properties is: (i) $2.0 million in cash, (ii) 10 million shares of our common stock, (iii) warrants to purchase five million shares of our common stock at $0.60 per share, exercisable at any time on or prior to April 5, 2014, and (iv) the 2% net smelter return royalty.

Grant of Option to Acquire Uranium Properties

On January 26, 2012, we entered into an Option Agreement (the “Option Agreement”) with American Strategic Minerals Corporation (“Amicor”), pursuant to which Amicor obtained the option until April 26, 2012 to acquire all of our uranium exploration rights and properties.    If Amicor does not exercise the option, we plan to continue to pursue divestment of these properties.

Financial Consolidation

On March 30, 2012, the Company and the original holders of the Company’s Amended and Restated Senior Secured Convertible Promissory Notes, originally issued by the Company on August 30, 2011, and amended and restated on February 23, 2012 (the “Notes”), with a current outstanding principal balance of $2,960,229, entered into agreements to amend the Notes (the “Note Amendments”).  Under the Note Amendments, the Notes were amended to provide a $0.35 Conversion Price (as defined in the Notes).  The original holders of the Notes agreed to convert $262,500 of the Notes in exchange for an aggregate of 750,000 shares of the Company’s Common Stock.

The Company also entered into a Note Assignment and Assumption Agreement on March 30, 2012 pursuant to which the original holders assigned the remaining principal amount of the Notes to various assignees and such assignees agreed to fully convert the acquired Notes into the Company’s Common Stock in consideration for an aggregate purchase price of $3,256,252. A total of $2,992,014 was assigned to various assignees and the original holders waived $264,238 of the aggregate purchase price payable by the assignees for the Notes under the Note Assignment and Assumption Agreement. Various assignees agreed to convert an aggregate principal amount of $1,892,014 into 5,405,754 shares of the Company’s Common Stock. Such various assignees received an additional 1,118,432 shares of the Company’s Common Stock as consideration for the Note conversion.  The remaining assigned amount of $1,100,000 was amended to allow for its conversion into the Company’s Series D Convertible Preferred Stock at $1.00 per share (the stated value of the Series D Preferred Stock). As such, the Company issued a total of 1,100,000 shares of Series D Preferred Stock and an additional 227,586 shares of Series D Preferred Stock in consideration for the conversion of this convertible promissory note into shares of Series D Preferred Stock.

On February 23, 2012, two investors acquired Notes in the principal amount of $2.4 million (the “$2.4 Million Note”) and $1.6 million (the “$1.6 Million Note”), respectively, by assignment.  On March 30, 2012 the Company also amended the $2.4 Million Note and that certain amended and restated secured convertible promissory note in the original principal amount of $1,015,604.00 (collectively, the “Further Notes”) to allow for the  conversion of the Further Notes into the Company’s Series D Cumulative Convertible Preferred Stock at $1.00 per share. The holder of the Further Notes agreed to fully convert the Further Notes (together with accrued and unpaid interest thereon) into 3,446,344 shares of Series D Preferred Stock and an additional 713,038 shares of Series D Preferred Stock in consideration for the conversion of the Further Notes into shares of Series D Preferred Stock. The holder of the $1.6 Million agreed to convert the $1.6 Million Note (together with accrued and unpaid interest thereon) into  4,612,571 shares of Common Stock at a conversion price of $0.35 per share and an additional 954,325 shares of the Company’s Common Stock as consideration for the Note conversion.

On July 28, 2011, the Company purchased substantially all of the assets of Continental Resources Group, Inc. (“Continental”) in consideration for (i) 8 shares of the Company’s Common Stock for every 10 shares of Common Stock of Continental outstanding; (ii) the assumption by the Company of the outstanding warrants to purchase shares of Continental’s common stock (the “Continental Warrants”) at a ratio of one warrant (the “Company Warrants”) to purchase 8 shares of the Company’s Common Stock for every Continental Warrant to purchase 10 shares of Continental’s common stock; and (iii)  the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder at a ratio of one option to purchase 8 shares of the Company Common Stock for every option to purchase 10 shares of Continental’s common stock outstanding.

On April 9, 2012, the Company issued an aggregate of 9,576,285 shares of its Common Stock to holders of Company Warrants in consideration for the cancellation of such Company Warrants.  Additionally, such holders agreed to the elimination of certain most favored nations provisions associated with the shares of Continental’s common stock issued in connection with the Continental Warrants (the “Warrant Cancellation Transaction”). The Company issued the shares of its Common Stock at a ratio of 300 shares of the Company's Common Stock for every 1,000 Company Warrants held.  An aggregate of 31,920,953 Company Warrants were cancelled as a result of the Warrant Cancellation Transaction.

Relief Canyon Properties

The Relief Canyon properties are our main area of focus.  The Relief Canyon properties contain approximately 24,000 acres and are comprised of 981 unpatented mining claims, 118 millsites and private lands.

This map shows the location of the Relief Canyon properties, which include the Relief Canyon Mine property owned by Gold Acquisition Corp., our wholly owned subsidiary, and the Pershing Pass Property and Relief Canyon Expansion properties held directly by Pershing Gold.

PERSHING COUNTY
Relief Canyon
Mine Properties
NEVADA
LEGEND
Gold Acquisition Corp. Claims (not subject to 2006 Lease)
Pershing Pass Acquisition Claims (not subject to 2006 Lease)
Claims Acquired from Victoria (not subject to 2006 Lease)
Boundary of Newmont Area of Interest
Private Lands Acquired from Victoria (subject to 2006 Lease)
Claims Acquired from Victoria (subject to 2006 Lease)
R.33 E.
R.34 E.
R.34 E.
R.35 E.
T.28 N.
T.27 N.
T.28 N.
T.27 N.
Relief Canyon
Processing
Facilities
Relief Canyon Mine
T.27 N.
T.26 N.
N
0 0.5 1.0 Miles
0 1 2 Kilometers
R.33 E.
R.34 E.
R.34 E.
R.35 E.

The Relief Canyon properties are located about 100 miles northeast of Reno, Nevada. The nearest town is Lovelock, Nevada, approximately 15 miles west-southwest from the Relief Canyon Mine property, which can be reached from both Reno and Lovelock on U.S. Interstate 80.  The Relief Canyon Mine property is reached from Lovelock by travelling approximately seven miles northeast on I-80 to the Coal Canyon Exit (Exit No. 112), then about 10 miles southeast on Coal Canyon Road (State Route 857, a paved road maintained by Pershing County) to Packard Flat, and then north on a gravel road for two miles.  All of the Relief Canyon properties can be accessed by unpaved roads from the Relief Canyon Mine property.

Geology and Mineralization.  The Relief Canyon properties are located in Pershing County, Nevada at the southern end of the Humboldt Range.  The range is underlain by a sequence of late Paleozoic- to Mesozoic-age volcanic and sedimentary rocks.  Gold-bearing rocks at the Relief Canyon properties are primarily developed within breccia zones along the contact between the Grass Valley and Cane Springs Formations.

Maintenance of Unpatented Claims at Relief Canyon. In order to maintain ownership of the unpatented mining claims and millsites at the Relief Canyon properties, we are required to make annual claim maintenance payments of $140 per claim or millsite to the  U.S. Bureau of Land Management ("BLM"), and to record a notice of intent to hold in the county records, along with county recording fees of $12.50 per claim.  Our total estimated property maintenance costs for all of the unpatented mining claims and millsites in the Relief Canyon area in 2012 is $170,190.

Exploration Permitting Requirements.  We have an authorized Plan of Operations from the BLM and a reclamation permit from the Nevada Division of Environmental Protection Bureau of Mining Regulation and Reclamation (“NDEP”) for exploration drilling at the Relief Canyon Mine property. These permits may require an amendment to authorize some of the 2012 proposed drilling activities. Additionally, a new NDEP reclamation permit will be required for our planned exploration activities on the newly-acquired private lands within the Newmont Leased properties.

We have provided BLM and NDEP a reclamation bond in the amount of approximately $4.5 million for the Relief Canyon Mine property, mineral processing facilities, ancillary facilities, and exploration roads and drill pads.  We must provide BLM and NDEP additional financial assurance to guarantee reclamation of any new surface disturbance required for drill roads and drill sites.  Our preliminary estimate of the likely amount of additional financial assurance is approximately $150,000.

2011 Drill Program.  We commenced our Phase I drilling program at the Relief Canyon Mine property in September 2011; this program was designed to test conceptual targets as well as the continuity and grade of mineralized zones found by previous operators.  Our 2011 drill program consisted of eight core holes and five reverse circulation drill holes totaling approximately 12,400 feet to test the North, Southwest and Range Front targets shown in the below map.  In the North Target, we drilled six holes totaling approximately 5,600 feet; in the Southwest Target, we drilled two holes totaling approximately 1,800 feet; and in the Range Front Target, we drilled five holes totaling approximately 4,900 feet.  The cost of our 2011 drill program was approximately $1.2 million.

In the North target, drilling confirmed stratigraphically and structurally controlled gold mineralization.  In addition, drilling in the North target and west of the North target intercepted a gold bearing clay-matrix breccia of unknown origin and size.  Due to the results of the 2011 drilling program, we plan additional drilling in both the North target and west of the North target in the second half of 2012.  In the Southwest Target, the two drill holes identified sufficiently significant gold intercepts that we plan to continue drilling on Southwest in 2012.  Although drill results from the Range Front target were encouraging, we plan to focus our efforts in 2012 on the North and Southwest targets.

2012 Exploration Program.  Our 2012 exploration program for the Relief Canyon properties, with an estimated cost of approximately $2.2 million, is described below.  If we obtain additional external financing, we plan to expand our exploration program.

Relief Canyon Mine property: We drilled seven holes in the North and Southwest target areas in early 2012 as part of our Phase I drilling program, totaling approximately 6,800 feet at a cost of approximately $0.7 million.  Complete drill results are expected in April 2012.  In addition, we are currently relogging some of the holes drilled in 2011.

By the end of 2012, we expect to complete Phase II, a 15,000 foot drill program in and adjacent to the current Relief Canyon deposit in order to extend and upgrade the existing deposit.  We also intend to complete baseline geologic mapping of the pits.  Our cost estimate for these activities, including the 2012 Phase I drilling described above, is estimated at approximately $1.1 million.

Pershing Pass property:  If funds become available, we plan to conduct general reconnaissance and sampling at the Pershing Pass property, with the objective of advancing two targets to the drill ready-stage by end of 2012, at an estimated cost of $0.2 million..

Relief Canyon Expansion properties:  We plan to complete a drill program and general reconnaissance, rock sampling and baseline geophysical surveys on the Newmont Leased properties by mid-June at an estimated cost of approximately $0.9 million.

Additional information regarding the Relief Canyon properties follows.

Relief Canyon Mine Property

Through our wholly-owned subsidiary, Gold Acquisition Corp., we own 58 unpatented lode mining claims and 118 unpatented millsites at the Relief Canyon Mine property.  The property includes the Relief Canyon Mine and gold processing facilities, currently on care and maintenance, which produced gold periodically from 1984 through 2008.  The Relief Canyon Mine includes three open pit mines, five heap leach pads, two solution ponds and a cement block constructed adsorption desorption-recovery (ADR) solution processing circuit. The ADR type process plant consists of four carbon columns, acid wash system, stripping vessel, electrolytic cells, a furnace and a retort for the production of gold doré.  The process facility was originally installed by Lacana Mining in 1985 and was updated in 1995 and again in 2007 by Firstgold Corp. The facilities are generally in good condition.

Adequate line power is available to the site to operate the existing process facility and ancillary facilities.  There is a generator onsite to provide power for the crusher and a backup generator that could provide 100% of the required power for process facility and heap leach operation in the event of power outages.  Sufficient water rights to operate the facility have been appropriated with two operating and permitted wells serving current needs.

Title and Ownership Rights.  The Relief Canyon Mine property was most recently owned and operated by Firstgold Corp.  Firstgold Corp. ceased operations at Relief Canyon in 2008 and filed for bankruptcy in January 2010.  On December 17, 2010, the Court entered its Order Authorizing And Approving: (1) Sale Of Real Property And Certain Personal Property Assets Pursuant To 11 U.S.C. §363 Free And Clear Of Liens, Claims, and Interests; and (2) Assumption and Assignment Of Executory Contracts and Unexpired Leases Under 11 U.S.C. § 365; and (3) Related Relief entered December 17, 2010 (the “Sale Order”), pursuant to which Platinum Long Term Growth LLC (“Platinum”) was approved as the successful “back up bidder” for certain assets including the Relief Canyon Mine.  On August 30, 2011, pursuant to the Sale Order, the Company (through a wholly owned subsidiary) purchased 100% of the Relief Canyon Mine property and related assets for an aggregate purchase price of $12.0 million cash paid at closing and $8.0 million of senior Notes issued to former creditors of Firstgold Corp.  The Notes were redeemed in March 2012 as described above under “Recent Developments”.

The Relief Canyon Mine property is burdened by a production royalty equal to 2% of net smelter returns payable to Battle Mountain Gold Exploration LLC (now owned by Royal Gold).

History of Previous Operations.  Gold was first discovered on the property by the Duval Corp. in 1979.  Subsequent exploration was performed by various companies including Lacana Mining, Santa Fe Gold Corp., and Pegasus Gold Inc.  Firstgold Corp. acquired the property in 1995 and explored and produced gold periodically from 1995 until 2008.

Relief Canyon Expansion Properties

As discussed above under “—Recent Developments”, we acquired the Relief Canyon Expansion properties in early April 2012, consisting of approximately 13,300 acres of mining claims and rights to mining claims and private lands, from Victoria Gold Corp.  Sporadic exploration has previously occurred on the Relief Canyon Expansion properties and there are a few old workings on portions of the properties.

Title and Ownership Rights. Approximately 283 unpatented lode mining claims covering about 5,660 acres were located and owned directly by Victoria Resources (US) Inc., a wholly-owned subsidiary of Victoria Gold Corp., prior to our purchase.  Victoria Gold has reserved a 2% net smelter return royalty from the production from 221 of these claims, which are located outside the area of interest related to the Newmont Leased properties, discussed below.

We acquired our interest in approximately 7,700 acres of the Relief Canyon Expansion properties by acquiring Victoria Gold’s rights under the 2006 Minerals Lease and Sublease with Newmont.  The Newmont Leased properties consist of 155 unpatented lode mining claims owned by Newmont comprising approximately 2,800 acres and approximately 4,900 acres of privately-owned fee minerals leased by Newmont from the owners.  The private lands have been leased by Newmont pursuant to three separate agreements (collectively, the “Underlying Mineral Leases”):  (i) a Minerals Lease dated August 17, 1987 (the “1987 Minerals Lease”), between Southern Pacific Land Company and SFP Minerals Corporation (predecessor-in-interest to Newmont); (ii) a Mining Lease dated June 1, 1994 (the “1994 Mining Lease”), between The Atchison, Topeka and Santa Fe Railway Company and Santa Fe Pacific Gold Corporation (predecessor-in-interest to Newmont); and (iii) a Mining Lease dated March 23, 1999 (the “1999 Mining Lease”), between Nevada Land & Resource Company, LLC and Santa Fe Pacific Gold corporation (predecessor-in-interest to Newmont).

Newmont is the lessee and New Nevada Resources LLC (“NNL”) is the lessor under the 1987 Minerals Lease and the 1994 and 1999 Mining Leases.  The terms of the Underlying Mineral Leases expire in 2012, 2014 and 2019, respectively.  We intend to negotiate with NNL and Newmont regarding an extension of the 1987 Minerals Lease beyond 2012.

In order to maintain the 2006 Minerals Lease and Sublease with Newmont, we are required to spend approximately $0.8 million in direct drilling expenses on lands within the Newmont Leased properties by June 15, 2012 and $1.0 million in exploration expenses in 2013. Starting in 2014, we will be required to spend $0.5 million on exploration expenditures or pay Newmont rental payments of $10 per acre per year. The rental payments will escalate by 5% per year.  Under the current terms of the 2006 Minerals Lease and Sublease, the annual rental for 2014, if we elected not to or failed to incur at least $0.5 million in exploration expenditures, would be approximately $0.1 million.  We are also required to reimburse Newmont for advance royalty payments made by Newmont each year under the Underlying Leases.  For 2012, that reimbursement amount will total approximately $2,300.

Under the 2006 Minerals Lease and Sublease, if we decide to commence mine construction activities in anticipation of mining on any portion of the properties covered thereby, including properties within the area of interest shown on the above map of the Relief Canyon properties, we are required to notify Newmont and provide Newmont with a copy of a positive feasibility study covering the property on which we intend to commence production, as well as additional information.  Newmont has the right at any time until we deliver a positive feasibility study on the Newmont Leased properties or properties within the Newmont area of interest (shown on the map on page 7) and for a period of 90 days thereafter either (i) to elect to enter into a joint venture agreement with us covering all of the Newmont Leased properties and governing the development of the Newmont Leased properties going forward, which we refer to as the “Venture Option”, in which case Newmont is required to reimburse us for 250% of the expenditures incurred since March 29, 2006, and with respect to which Newmont will have a 51% participating interest and we will have a 49% participating interest, or (ii) if Newmont does not elect the Venture Option, to convey the Newmont Leased properties to us, reserving the 3% to 5% sliding scale net smelter returns royalty discussed in the following paragraph, and to receive a $1.5 million production bonus on the commencement of commercial production.  The Relief Canyon Mine properties held by Gold Acquisition Corp. and 221 of the 283 unpatented mining claims acquired from Victoria Gold are not subject to the 2006 Minerals Lease and Sublease, including the Newmont area of interest.

Pursuant to the 2006 Minerals Lease and Sublease, we are subject to a 3% to 5% net smelter royalty tied to the gold price in the event Newmont elects not to purse the Venture Option and quitclaims the claims and leased lands to us.  The 5% net smelter royalty would apply if the monthly average gold price is equal to or greater than $400 per ounce. In addition, we are subject to a 2.5% net smelter returns royalty on approximately 800 acres of the Newmont Leased properties under the 1994 Mining Lease and a 3.5% net smelter returns royalty on approximately 495 acres of the Newmont Leased properties under the 1999 Mining Lease; these royalties offset the Newmont royalty down to 2%.

Pershing Pass Property

We acquired the Pershing Pass property from Silver Scott Mines, Inc. in March 2012.  Pershing Pass consists of 489 unpatented lode mining claims (30 of which were acquired in February 2012) covering approximately 9,700 acres.  Silver Scott Mines, Inc. located the claims and was the sole owner of the Pershing Pass property prior to our purchase.   There is evidence of historic mining activity on the Pershing Pass property.

North Battle Mountain and Red Rock Mineral Prospects

As discussed above, we are seeking we are seeking arrangements under which we can retain a significant interest in the North Battle Mountain Mineral Prospect and Red Rock Mineral Prospect gold exploration properties while a third party advances those properties.  Additional information regarding these properties follows.  Through our wholly-owned subsidiary, Arttor Gold LLC, we have the rights to explore these properties.

The North Battle Mountain Mineral Prospect is located in Lander County, Nevada, 18 kilometers north of the town of Battle Mountain in north central Nevada.  The property consists of 36 unpatented lode mining claims and encompasses approximately 700 acres.  The North Battle Mountain Mineral Prospect can be accessed from Battle Mountain by a paved county road for about 5.5 miles to the North Battle Mountain rail siding, and then by a graded gravel road from which an unimproved dirt road leads east to the north-central part of the property.

The Red Rock Mineral Prospect is located in Lander County, Nevada, 26 miles south of the town of Battle Mountain.  The property consists of five groups of unpatented lode mining claims, totaling 269 claims and encompassing approximately 5,600 acres.  The Red Rock Mineral Prospect can be accessed from Nevada State Highway 305, traveled south from Battle Mountain approximately 26 miles to the Carico Lake Valley/Red Rock Canyon turn-off, then east along an improved gravel road less than a mile to the western claim boundary.  Most of the property is accessible by secondary gravel and unimproved dirt roads.

Title and Ownership Rights. The exploration rights to these properties are held through  two amended and restated mining leases dated July 15, 2011 (the “Leger Leases”) between Arttor Gold LLC and Art Leger, formerly our Chief Geologist and currently a consultant for the Company, who located the mining claims in 2004, and an additional mining lease dated August 22, 2011 (the “Centerra Lease”) between Arttor Gold LLC and Centerra (US) Inc.  The Leger Leases grant us the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten years, and may be renewed in ten year increments.  The terms of the Leger Leases may not exceed 99 years.  Until production is achieved, our lease payments, or advance minimum royalties, consist of an initial payment of $5,000 per lease paid at signing and annual payments according to the following schedule for each lease:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary	$15,000
2nd Anniversary	$35,000
3rd Anniversary	$45,000
4th Anniversary	$80,000
5th Anniversary and annually thereafter during the term of the lease	The greater of $100,000 or the U.S. dollar equivalent of 90 ounces of gold

In the event that that we produce gold or other minerals from minerals found on these properties, our lease payments will be the greater in each year of (i) the advance minimum royalty payments according to the table above or (ii) a production royalty equal to 3% of the gross sales price of any gold, silver, platinum or palladium that we recover and 1% of the gross sales price of any other mineral that we recover.  We have the right to buy down the production royalties on gold, silver, platinum and palladium to 2% of the gross sales price for a $2.0 million fee.  All advance minimum royalty payments are credited against production royalties on an annual basis.  If the total dollar amount of production royalties due within a calendar year exceeds the dollar amount of the advance minimum royalty payments due within that year, we may credit all uncredited advance minimum royalty payments made in previous years against 50% of the production royalties due within that year.  The leases require that we spend a total of $100,000 on work expenditures on each property by December 31, 2012 and $200,000 on work expenditures on each property during each calendar year commencing in 2013 and annually thereafter.  Under the Centerra Lease, we are obligated to make advance minimum royalty payments in accordance with the following schedule:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary	$12,000
2nd and 3rd Anniversaries	$15,000
4th and 5th Anniversaries	$20,000
6th and 7th Anniversaries	$25,000
8th and 9th Anniversaries	$30,000
10th Anniversary and annually thereafter during the term of the Lease	$40,000

In addition, we are obligated to pay a production royalty of 4% of net smelter returns.  That production royalty can be reduced to 3% of net smelter returns by (i) making a $1.5 million payment to the lessor prior to completion of a positive feasibility study or (ii) making a $2.5 million payment to the lessor prior to the commencement of commercial production, and can be reduced to 2% of net smelter returns by timely making both payments.  The Centerra Lease requires that we spend $100,000 in exploration and development expenditures on the leased claims during each of the first five years of the lease, $150,000 during each of years 6 through 10, and $200,000 annually thereafter.

Under the leases, we are required to make the annual claim maintenance payments required to maintain the claims to the BLM and to pay recording fees accompanying our annual notice of intent to hold the claims to the county in which the claims are located, in order to maintain our rights to explore and, if warranted, to develop the properties.  If we were to fail to meet these obligations, we would lose the right to explore on these properties, and be subject to damages claims from the owner of the properties.  The annual claim maintenance  payments  and recording fees total approximately $151 per claim, or aggregate total  costs of approximately $46,000 for the 305 claims covered by the leases.

History of Previous Operations.  We are not aware of any previous operations at the North Battle Mountain Mineral Prospect.  Cameco (US) Inc. first identified gold potential on the Red Rock Mineral Prospect property in 1996 and staked claims in 1996, 1997, and 1998.  Cameco conducted sampling, mapping and drilling programs, and allowed most of the claims to lapse in 2001.

In 2004, Mr. Leger located the current North Battle Mountain Mineral Prospect claims.  Prior to leasing the claims to us in May 2011, he leased them to several small exploration companies.  At Red Rock Mineral Prospect, Mr. Leger staked certain claims in 2003 and acquired the remaining claims.  During the period prior to our lease in May 2011, several small exploration companies conducted additional work on the property.

Rock Formations and Mineralization.  The geology of the North Battle Mountain Prospect consists of Middle to Upper Paleozoic sedimentary rocks that have been intruded by tertiary dikes.  Eocene to Pliocene felsic to mafic volcanic rocks and minor sediments were deposited over these older rocks.  Regional geophysical data indicates that the property lies within the Battle Mountain- Eureka fault zone and along the west side of the Northern Nevada Rift structure.  The property is underlain by the Upper Devonian-Mississippian Harmony Formation – an arkosic assemblage consisting of calcareous sandstone, shale, and chert.  Tertiary/Quatermary basalt and andesitic basalt form massive diffs on the eastern boundary of the property.  Numerous high-angle faults striking east-west, northeast, northwest and north-northeast cut Harmony Formation rocks.

The Red Rock Mineral Prospect lies within the Great Basin region of the Basin and Range physiographic province, a region characterized by a series of generally north-trending mountain ranges separated by alluvial valleys.  The Shoshone Range in the Red Rock Mineral Prospect area is underlain by siliceous and volcanic assemblage rocks of Ordovician to Devonian age that occur in a complex array of thrust slices in the upper plate Roberts Mountains thrust.  In places, Devonian to Silurian shallow-water carbonate rocks surround Ordovian to Mississipian deep water casitc rocks lying in the upper plate of the thrust from autochthonous carbonate rocks lying within the lower-plate “window”.

Present Activities. At the North Battle Mountain Mineral Prospect, we are exploring a potential underground Carlin-type gold deposit.  To date, our exploration activities have included detailed geologic mapping, rock and soil geochemical sampling; a detailed gravity survey and a three-line CSAMT survey which provides resistivity information of the subsurface.

Uranium Exploration Properties

We purchased several uranium exploration properties in mid 2011 through a wholly owned subsidiary.  These properties, described further below, include certain interests in uranium unpatented mining claims and leased mineral interests in Arizona, California and North Dakota totaling approximately 7,200 acres.  We entered into an option agreement on January 26, 2012 pursuant to which American Strategic Minerals Corporation has the right to acquire our exploration properties until April 26, 2012.  As consideration for issuance of the option, Amicor issued to us (i) a $1.0 million non interest bearing promissory note payable in installments upon satisfaction of certain conditions, expiring six months following issuance and (ii) 10 million shares of Amicor’s Common Stock.  Pursuant to the terms of the promissory note, upon the closing of a private placement in which Amicor receives gross proceeds of at least $5.0 million (within six months of the closing of the Option Agreement), then Amicor is required to pay $500,000 principal under the promissory note.  Additionally, upon the closing of a private placement in which Amicor receives gross proceeds of at least an additional $1.0 million (within six months of the closing of the Option Agreement), Amicor is required to pay the outstanding balance under the promissory note.  Amicor has paid $930,000 of the $1.0 million principal of the note, and in late February 2012 we sold 350,000 shares of Amicor’s common stock at $0.50 per share or a total of $175,000.  The option is exercisable until April 26, 2012, in whole or in part, at an exercise price of $10.00 for any or all of the uranium properties..  If the option is not exercised, we will retain all of the consideration for the option, and we plan to continue our efforts to divest these properties.

The Coso property is located in Inyo County, California and consists of 169 unpatented lode mining claims on BLM land totaling 3,380 acres.  The property is burdened by a 3%  royalty payable to NPX Metals, Inc.  Annual claim and lease maintenance costs for the Coso property are approximately $25,000.  The property is undeveloped, and there are no facilities or structures.  There are a number of adits, trenches and drill holes from previous exploration activities.

The Artillery Peak property is located in western north-central Arizona near the southern edge of Mohave County.  The property consists of a total of 86 unpatented lode mining claims and is burdened by a 4% royalty .  Annual claim maintenance costs for the Artillery Peak property total approximately $13,000.  Uranium exploration has been occurring in the Artillery Peak region since the 1950s by a number of exploration and mining entities.

The Blythe project is located in the southern McCoy Mountains in Riverside County, California approximately 15 miles west of the community of Blythe.  It consists of 66 unpatented lode mining claims covering 1,320 acres of BLM land and is burdened by a 3% royalty.  Annual claim maintenance costs for the claims at the Blythe property are approximately $10,000.  A number of companies have worked on the Blythe uranium property during the 1950s through the 1980s.

The Absaroka Stone project consists of one unpatented lode mining claim located in the Uinta County of southwestern Wyoming.

Prospect Uranium consists of private leases to 1,027 acres located in Slope County, in southwestern North Dakota.  Annual holding costs under these leases total about $7,100.

Employees

We currently have 11 full-time employees.  We believe that our relations with our employees are good.  In the future, if our activities grow, we may hire personnel on an as-needed basis. For the foreseeable future, we plan to engage geologists, engineers and other consultants as necessary.

Competition

We compete with other exploration companies, many of which possess greater financial resources and technical abilities than we do. Our main areas of competition are acquiring exploration rights and engaging qualified personnel. The mineral exploration industry is highly fragmented, and we are a very small participant in this sector. Many of our competitors explore for a variety of minerals and control many different properties around the world. Many of them have been in business longer than we have and have probably established more strategic partnerships and relationships and have greater financial resources than we do.

There is significant competition for properties suitable for gold exploration. As a result, we may be unable to continue to acquire interests in attractive properties on terms that we consider acceptable.  We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as drill rigs, bulldozers and excavators that we will need to conduct exploration.  If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to secure them.

Market for Gold

In the event that gold is produced from our property, we believe that wholesale purchasers for the gold would be readily available. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. Among the largest are Handy & Harman, Engelhard Industries and Johnson Matthey, Ltd.  Historically, these markets are liquid and volatile. Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including but not limited to:

•	fluctuation in the supply of, demand and market price for gold;

•	mining activities of our competitors;

•	sale or purchase of gold by central banks and for investment purposes by individuals and financial institutions;

•	interest rates;

•	currency exchange rates;

•	inflation or deflation;

•	fluctuation in the value of the United States dollar and other currencies; and

•	political and economic conditions of major gold or other mineral-producing countries.

If we find gold that is deemed of economic grade and in sufficient quantities to justify removal, we may seek additional capital through equity or debt financing to build a mine and processing facility, or enter into joint venture or other arrangements with large and more experienced companies better able to fund ongoing exploration and development work, or find some other entity to mine our property on our behalf, or sell or lease our rights to mine the gold. Upon mining, the ore would be processed through a series of steps that produces a rough concentrate. This rough concentrate is then sold to refiners and smelters for the value of the minerals that it contains, less the cost of further concentrating, refining and smelting. Refiners and smelters then sell the gold on the open market through brokers who work for wholesalers including the major wholesalers listed above. We have not found any gold as of today, and there is no assurance that we will find any gold in the future.

Compliance with Government Regulation

Various levels of governmental controls and regulations address, among other things, the environmental impact of mineral exploration operations and establish requirements for decommissioning of mineral exploration properties after operations have ceased. With respect to the regulation of mineral exploration, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various aspects of the operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mineral exploration properties following the cessation of operations and may require that some former mineral properties be managed for long periods of time after exploration activities have ceased.

Our exploration activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and related state laws in Nevada, Arizona, California and North Dakota. Additionally, much of our property is subject to the federal General Mining Law of 1872, which regulates how mining claims on federal lands are obtained and maintained.

In 1989, the State of Nevada, where we intend to focus our mineral exploration efforts, adopted the Mined Land Reclamation Act (the “Nevada MLR Act”), which established design, operation, monitoring and closure requirements for all mining operations in the state. The Nevada MLR Act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities. New facilities are also required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada MLR Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance.

As discussed above, we have an authorized Plan of Operations from the BLM and a Reclamation Permit NDEP, which we will need to have amended to authorize our prepared 2012 drilling program at Relief Canyon.  In addition, we will need to secure a new NDEP Reclamation Permit in order to conduct exploration activities in the Newmont Venture Area.  We plan to apply for additional required permits to conduct our exploration programs as necessary. These permits are usually obtained from either the BLM, NDEP or the United States Forest Service. Obtaining such permits usually requires the posting of bonds for subsequent remediation of disturbances caused by trenching, drilling and bulk-sampling. Delays in the granting of permits or permit amendments are not uncommon, and any delays in the granting of permits may adversely affect our exploration activities. Additionally, necessary permits or permit amendments may be denied, in which case we will be unable to pursue our exploration activities. It may be possible to appeal any denials of permits, but any such appeal will result in additional delays and expense.

We do not anticipate discharging water into active streams, creeks, rivers, lakes or any other bodies of water without an appropriate permit. We also do not anticipate disturbing any endangered species or archaeological sites or causing damage to our property. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to the applicable permits. The cost of remediation work varies according to the degree of physical disturbance. It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined at this time.

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below and other information contained in this annual report, including our financial statements and related notes before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected.

RISKS RELATING TO OUR BUSINESS

We have no proven or probable reserves on our properties and we do not know if our properties contain any gold or other minerals that can be mined at a profit.

The properties on which we have the right to explore for gold and other minerals are not known to have any deposits of gold or other minerals which can be mined at a profit (as to which there can be no assurance). Whether a gold or other mineral deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the gold or other mineral which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. We are also obligated to pay production royalties on certain of our mining activities, including a net smelter royalty of 2% on production from our Relief Canyon Gold assets acquired during 2011, which will increase our costs of production and make our ability to operate profitably more difficult.

We are an exploration stage company and have only recently commenced exploration activities on our claims.  We expect to incur operating losses for the foreseeable future.

Our evaluation of our Relief Canyon properties are primarily based on historical exploration data.  In addition, our exploration programs are in their early stages.  Accordingly, we are not yet in a position to estimate expected amounts of minerals, yields or values or evaluate the likelihood that our business will be successful.  We have not earned any revenues from mining operations.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future and our monthly “burn rate” is approximately $280,000, which includes operating costs exclusive of exploration costs. We recognize that if we are unable to generate significant revenues from our claims and properties, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Exploring for gold and other minerals is inherently speculative,involves substantial expenditures, and is frequently non-productive.

Mineral exploration (currently our only business), and gold exploration in particular, is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other minerals which can be mined or extracted at a profit. Even if we do discover gold or other deposits, the deposit may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from actually mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

The mining industry is capital intensive and we may be unable to raise necessary funding.

We have sufficient capital to fund our exploration program as it is currently planned and to fund the acquisition and exploration of new properties through 2012. We estimate that we will require approximately $4,500,000 to operate through the end of 2012.  These expenses include approximately $1,900,000 for our gold exploration expenses, approximately $168,000 for property maintenance costs, and approximately $600,000 for the costs of being a public company.  We do not have sufficient capital to fund our exploration programs through 2013 and will need to raise additional funds.  We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the market price of our common stock, resulting in possible further dilution to the book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

Our management may have conflicts of interest and only devote a portion of their business time to us which could materially and adversely affect us and our business.

Our Chief Financial Officer, Adam Wasserman, does not work for us exclusively and serves on the boards of several other companies.  We do not consider any of these other companies to be our competitors.  Therefore, it is possible that a conflict of interest with regard to Mr. Wasserman may arise based on their other employment or board activities.  Mr. Wasserman devotes less than 20 hours per week to our matters and is obligated to devote significant time and attention to other companies.  Situations may arise where members of our management are presented with business opportunities which may be desirable not only for us, but also for the other companies with which they are affiliated.  You should carefully consider these potential conflicts of interest before deciding whether to invest in our securities.   We have not adopted any policies or procedures for the review and approval of any transactions that cause a conflict of interest.

We are a junior exploration company with no operating mining activities and we may never have any mining activities in the future.

Our business is exploring for gold and, to a lesser extent, other minerals. In the unlikely event that we discover commercially exploitable gold or other deposits, we will not be able to make any money from mining activities unless the gold or other deposits are actually mined, or we sell our interest. Accordingly, we will need to seek additional capital through debt or equity financing, find some other entity to mine our properties or operate our facilities on our behalf, enter into joint venture or other arrangements with a third party, or sell or lease our rights to mine to third parties. Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. Such projects could experience unexpected problems and delays during development, construction and mine start-up.  Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. In the unlikely event we assume any operational responsibility for mining on our properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to any potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. It is possible that we will choose to not be insured against this risk because of high insurance costs or other reasons.

We have a short operating history, have only lost money and may never achieve any meaningful revenue.

We acquired all of our property interests during the past 12 months.  Our operating history consists of starting our preliminary exploration activities. We have no income-producing activities from mining or exploration.  We have already lost money because of the expenses we have incurred in acquiring the rights to explore on our property and starting our preliminary exploration activities.  Exploring for gold and other minerals or resources is an inherently speculative activity. There is a strong possibility that we will not find any commercially exploitable gold or other deposits on our property. Because we are an exploration company, we may never achieve any meaningful revenue.

We must make annual lease payments, royalty payments and claim maintenance payments or we will lose our rights to our property.

We are required under the terms of our property interests to make annual lease payments and royalty payments. We are also required to make annual claim maintenance payments to Federal Bureau of Land Management and to the county in which our property is located in order to maintain our rights to explore and, if warranted, to develop our property. If we fail to meet these obligations, we will lose the right to explore for gold on our property. Our lease payments, royalty payments and claim maintenance payments are described above under “Items 1 and 2 Business and Property – Properties”.

Our business is subject to extensive environmental regulations which may make exploring or mining prohibitively expensive, and which may change at any time.

All of our operations are subject to extensive environmental regulations which can make exploration expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration, and adversely affect our financial position. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine our properties and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities) because we currently have no intention of mining our property. However, if we change our business plan to include the mining of our property and assuming that we retain operational responsibility for mining, then such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration and, if warranted, development activities may be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws.  We have been required to post substantial bonds under various laws relating to mining and the environment and may in the future be required to post further bonds to pursue additional activities. For example, we must provide BLM and NDEP additional financial assurance (reclamation bonds) to guarantee reclamation of any new surface disturbance required for drill roads and drill sites.  A preliminary estimate of the likely amount of additional required financial assurance for our present planned activity is approximately $150,000.  We may be unable or unwilling to post such additional bonds which could prevent us from realizing any commercial mining success or commencing mining activities.

We may be denied the government licenses and permits which we need to explore on our property. In the event that we discover commercially exploitable deposits, we may be denied the additional government licenses and permits which we will need to mine on our property.

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mining claims requires a permit to be obtained from the United States Bureau of Land Management, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. As with all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted at all. Delays in or our inability to obtain necessary permits will result in unanticipated costs, which may result in serious adverse effects upon our business.

The value of our property is subject to volatility in the price of gold and any other deposits we may seek or locate.

Our ability to obtain additional and continuing funding, and our profitability in the unlikely event we ever commence mining operations or sell our rights to mine, will be significantly affected by changes in the market price of gold and other mineral deposits. Gold and other minerals’ prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. The price of gold may be influenced by:

•	fluctuation in the supply of, demand and market price for gold;

•	mining activities of our competitors;

•	sale or purchase of gold by central banks and for investment purposes by individuals and financial institutions;

•	interest rates;

•	currency exchange rates;

•	inflation or deflation;

•	fluctuation in the value of the United States dollar and other currencies;

•	global and regional supply and demand, including investment, industrial and jewelry demand; and

•	political and economic conditions of major gold or other mineral-producing countries.

The price of gold and other minerals have fluctuated widely in recent years, and a decline in the price of gold or other minerals could cause a significant decrease in the value of our property, limit our ability to raise money, and render continued exploration and development of our property impracticable. If that happens, then we could lose our rights to our property or be compelled to sell some or all of these rights. Additionally, the future development of our mining properties beyond the exploration stage is heavily dependent upon the level of gold prices remaining sufficiently high to make the development of our property economically viable.

Our property title may be challenged. We are not insured against any challenges, impairments or defects to our mining claims or title to our other properties. We have not verified title to our North Battle Mountain, Red Rock, Pershing Pass, Coso, Blythe, Artillery Peak, Absaroka Stone or Arizona Breccia Pipes properties.

Our property is comprised primarily of unpatented lode mining claims and millsites located and maintained in accordance with the federal General Mining Law of 1872.  Unpatented lode mining claims and millsites are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims and millsites is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations with which the owner of an unpatented mining claim or millsite must comply in order to locate and maintain a valid claim.  While we have obtained a title opinion on our Relief Canyon Mine property, we have not conducted a title search on our Red Rock Mineral Prospect or North Battle Mountain Mineral Prospect, and while we have conducted title searches of the Pershing Pass, Coso, Blythe, Artillery Peak and Absaroka Stone properties, those title searches were not comprehensive enough to definitively determine the ownership or validity of the unpatented mining claims that comprise those properties.  Until title opinions are obtained and until the claims are surveyed, the ownership and validity of the claims and the precise location of the boundaries of the claims may be in doubt and our claims subject to challenge. If we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.  The uncertainty resulting from not having a title search or having the claims surveyed on our properties leaves us exposed to potential title defects.  Defending any challenges to our property title would be costly, and may divert funds that could otherwise be used for exploration activities and other purposes. In addition, unpatented lode mining claims and millsites are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our property. We are not insured against challenges, impairments or defects to our property title.

Possible amendments to the General Mining Law could make it more difficult or impossible for us to execute our business plan.

In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation could, among other things, (i) adopt the limitation on the number of millsites that a claimant may locate, discussed below, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims and millsites, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, and (vi) impose royalties on gold and other mineral production from unpatented mining claims or impose fees on production from patented mining claims. Further, it could have an adverse impact on earnings from our operations, could reduce estimates of any reserves we may establish and could curtail our future exploration and development activity on our unpatented claims.

Our ability to conduct exploration, development, mining and related activities may also be impacted by administrative actions taken by federal agencies. With respect to unpatented millsites, for example, the ability to use millsites and their validity has been subject to greater uncertainty since 1997. In November of 1997, the Secretary of the Interior (appointed by President Clinton) approved a Solicitor's Opinion which concluded that the General Mining Law imposed a limitation that only a single five-acre millsite may be claimed or used in connection with each associated and valid unpatented or patented lode mining claim. Subsequently, however, on October 7, 2003, the new Secretary of the Interior (appointed by President Bush) approved an Opinion by the Deputy Solicitor which concluded that the mining laws do not impose a limitation that only a single five-acre millsite may be claimed in connection with each associated unpatented or patented lode mining claim. Current federal regulations do not include the millsite limitation. There can be no assurance, however, that the Department of the Interior will not seek to re-impose the millsite limitation at some point in the future.

In addition, a consortium of environmental groups has filed a lawsuit in the United District Court for the District of Columbia against the Department of the Interior, the Department of Agriculture, the Bureau of Land Management, or BLM, and the USFS, asking the court to order the BLM and USFS to adopt the five-acre millsite limitation. That lawsuit also asks the court to order the BLM and the USFS to require mining claimants to pay fair market value for their use of the surface of federal lands where those claimants have not demonstrated the validity of their unpatented mining claims and millsites. If the plaintiffs in that lawsuit were to prevail, that could have an adverse impact on our ability to use our unpatented millsites for facilities ancillary to our exploration, development and mining activities, and could significantly increase the cost of using federal lands at our properties for such ancillary facilities.

Market forces or unforeseen developments may prevent us from obtaining the supplies and equipment necessary to explore for gold and other minerals.

Gold exploration, and mineral exploration in general, is a very competitive business. Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of our planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration program. Fuel prices are extremely volatile as well. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available. Any such disruption in our activities may adversely affect our exploration activities and financial condition.

We may not be able to maintain the infrastructure necessary to conduct exploration activities.

Our exploration activities depend upon adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our exploration activities and financial condition.

Our exploration activities may be adversely affected by the local climate, which prevents us from exploring our property year-round.

The local climate makes it impossible for us to conduct exploration activities on our properties year-round. Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our property, or may otherwise prevent us from conducting exploration activities on our property.  Because of their rural location and the lack of developed infrastructure in the area, our gold properties in Nevada are generally impassible during the muddy season, which lasts roughly from December through May. During this time, it may be difficult or impossible for us to access our property, make repairs, or otherwise conduct exploration activities on them.

RISKS RELATING TO OUR ORGANIZATION AND COMMON STOCK

Our principal shareholder, officers and directors own a substantial interest in our voting stock and investors will have limited voice in our management.

Our majority shareholder Continental Resources Group, Inc. and its affiliates, as well as our officers and directors, in the aggregate beneficially own in excess of approximately 52.9% of our outstanding common stock, including shares of common stock issuable upon exercise or conversion within 60 days of the date of this filing.  As of the date of this report, Continental Resources Group, Inc. owns 76,095,215 shares, or 38% of our common stock, and our officers and directors own 30,850,814 shares, or 14.9% of our common stock.  Additionally,  the holdings of our officers and directors may increase in the future upon vesting or other maturation of exercise rights under any of the convertible securities they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.

As a result of their ownership and positions, our principal shareholder, directors and executive officers collectively are able to influence all matters requiring shareholder approval, including the following matters:

☐	election of our directors;
☐	amendment of our articles of incorporation or bylaws; and
☐	effecting or preventing a merger, sale of assets or other corporate transaction.
In addition, their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

The price disparities between the price of our common stock and the price of the common stock of our principal shareholder may cause insiders to trade in our common stock.

Our principal shareholder Continental Resources Group, Inc. owns 76,095,215 shares of our common stock and intends to distribute those shares to its shareholders prior to approximately July 22, 2012. As a result of the price disparities that may arise from time to time between the price of our common stock and the price of the common stock of Continental Resources Group, Inc., we believe that, from time to time, investors may seek to participate in transactions based upon these pricing disparities and buy, sell, short or hedge shares of our common stock or shares of common stock of Continental Resources Group, Inc. Such transactions should not be viewed as indicative of the success of our business or of our future prospects. A member of our Board of Directors is a shareholder of Continental Resources Group, Inc., and has stated that he may acquire or dispose of shares and undertake additional transactions in the outstanding securities of Continental Resources Group, Inc.

Our director owns a significant stake in our principal shareholder, and as a result may be able to exert influence over this shareholder, which could result in a conflict of interest.

As of the date of this report, Continental Resources Group, Inc., our principal shareholder, owns 76,095,215 shares, or 38%, of our common stock. It intends to distribute these shares to its shareholders prior to July 22, 2012. Barry Honig, a member of our board of directors, is the largest shareholder of Continental Resources Group, Inc. and beneficially owns 5,121,619 shares, or 5.4%, of Continental Resources Group, Inc. In addition, 3,535,000 shares are owned by various Uniform Transfer to Minor Act accounts for which Mr. Honig’s father is custodian for the benefit of Mr. Honig's minor children. Mr. Honig exercises no investment or voting power and disclaims beneficial ownership of the shares owned by accounts for which his father is custodian. Although Mr. Honig disclaims beneficial ownership of such shares, if aggregated, the percent of class represented by the aggregate amount beneficially owned and the excluded shares would be 9.1% of Continental Resources Group, Inc.’s issued and outstanding shares.  Such amounts are excluded from Mr. Honig’s beneficial ownership amounts reported herein. We are subject to the reporting requirements of federal securities laws, and compliance with such requirements can be expensive and may divert resources from other projects, thus impairing our ability to grow.

We are subject to the information and reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

The costs of preparing and filing annual and quarterly reports and other information with the Securities and Exchange  Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately held.  These costs for the year ended December 31, 2011 were approximately $604,000 and we anticipate incurring costs relating to being a public company of $600,000 for  the year ended December 31, 2012.

It may be time consuming, difficult and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.   Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified significant deficiency related to (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2012 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Because we became public by a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any offerings on our behalf.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

☐	changes in our industry;

☐	competitive pricing pressures;

☐	our ability to obtain working capital financing;

☐	additions or departures of key personnel;

☐	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

☐	our ability to execute our business plan; sales of our common stock;

☐	operating results that fall below expectations;

☐	loss of any strategic relationship;

☐	regulatory developments;

☐	economic and other external factors; and

☐	period-to-period fluctuations in our financial results; and inability to develop or acquire new or needed technology.

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

We anticipate having our common stock continue to be quoted for trading on the OTC Bulletin Board; however, we cannot be sure that such quotations will continue. As soon as is practicable, we anticipate applying for listing of our common stock on either the NYSE Amex Equities, the NASDAQ Stock Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our common stock is deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

Exercise of options or warrants or conversion of convertible notes or preferred stock may result in substantial dilution to existing shareholders.

If the price per share of our common stock at the time of exercise of any options or warrants or conversion of any convertible notes, preferred stock, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of the date hereof, we had reserved shares issuable upon exercise of (i) options to purchase 26,148,000 shares of our common stock, (ii) warrants to purchase 13,550,939 shares of our common stock and (iii) preferred stock convertible into 26,775,326 shares of common stock.  Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 3. Legal Proceedings.

Relief Gold

On February 7, 2012, the Company obtained a copy of  a complaint filed in the United States District Court for the Southern District of New York (the “Complaint”) entitled Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952).  Relief Gold alleges various causes of action including breach of contract, intentional interference with contract, intentional interference with prospective business relationship/economic relations, misappropriation of trade secrets and unjust enrichment, related to the Company’s acquisition on August 30, 2011 of the assets of the Relief Canyon Mine pursuant to Chapter 11 of the Bankruptcy Code.

The Company disputes the allegations in the Complaint and believes the Complaint to be wholly without merit and intends vigorously to defend the claims.  Further, on or about February 29, 2012, Gold Acquisition Corp. commenced an adversary proceeding in the United States Bankruptcy Court for the District of Nevada against FirstGold, Terence Lynch and Relief Gold Group, and moved, by order to show cause, for a preliminary injunction and temporary restraining order staying the prosecution of the above-referenced action pending in the Southern District.  The motion for a preliminary injunction was denied on or about March 15, 2012.  The Company’s time to answer or move with respect to the Complaint was extended to and including April 20, 2012.

Briggs

On January 24, 2011, Shannon Briggs filed suit against Gregory D. Cohen, Sheldon Finkel, Barry Honig, The Empire Sports & Entertainment Co., and The Empire Sports & Entertainment Holdings Co. in the Supreme Court of the State of New York, County of New York (Case No. 100 938/11).

On December 1, 2011, the Company entered into a settlement agreement with Shannon Briggs pursuant to which Mr. Briggs and the Company agreed to settle all claims and exchange releases. Under the terms of the settlement the Company agreed to: (i) the termination of that certain Lockup Agreement dated as of July 22, 2010 permitting sale of 400,000 shares of the Company’s common stock which were transferred by Mr. Briggs in a privately negotiated transaction; (ii) payment to Mr. Briggs of $37,500; and (iii) assignment of the Company’s right to certain proceeds from future boxing matches. The parties agreed to the discontinuation of all legal proceedings and dismissal of the arbitration commenced by Mr. Briggs.

AQR

On August 24, 2011, AQR Opportunistic Premium Offshore Fund, L.P. (“AQR Offshore”) filed a complaint against the Company in the United States District Court for the Southern District of New York (Case No. 11CIV5933). The plaintiff sought to enforce it rights under a warrant to purchase shares of common stock (the “Warrant”) of Continental Resources Group, Inc. (“Continental”). On July 22, 2011, the Company acquired all of the assets of Continental through its wholly owned subsidiary Continental Resources Acquisition Sub, Inc. and assumed all of Continental’s obligation under the Warrant in connection with the asset purchase agreement. The plaintiff alleged that the Company breached certain of its obligations under Section 5(f) of the Warrant by refusing to purchase the Warrant for the Black Scholes value thereof.  The plaintiff sued for damages of approximately $128,000 plus attorneys’ fees and costs.  The Company disputed the material allegations of the complaint. On September 23, 2011, the Company entered into a mutual release agreement (the “Release Agreement”) with Continental, AQR Offshore, CNH Diversified Opportunities Master Account, L.P. (“CNH”), AQR Funds-AQR Diversified Arbitrage Fund (“AQR Diversified”) and Advanced Series Trust, acting solely on behalf of AST Academic Strategies Asset Allocation Portfolio (“AST” and, together with AQR Offshore, CNH and AQR Diversified, the “Claimants”).   The Release Agreement provides that the Company and Continental, on the one hand, and the Claimants, on the other hand, release each other from all claims, actions, and damages they may have against each other for any reason relating to the Company, Continental, the Claimants or any of their respective subsidiaries arising from the beginning of the world to the date and time of the Release Agreement. Simultaneously with the execution of the Release Agreement, AQR Offshore delivered to counsel for the Company a Stipulation of Dismissal, executed by counsel for the Claimants, dismissing its complaint, and filed the Stipulation of Dismissal with the Court.

 Item 4. Mine Safety Disclosures.

 None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced trading on August 20, 2009 and was quoted on the OTC Bulletin Board under the symbol EXCX.OB from June 23, 2009 through May 31, 2011. Prior to August 20, 2009, there was no active market for our common stock. Our common stock has traded under the symbol SAGE.OB from June 1, 2011, until March 26, 2012.  On March 26, 2012, our symbol was changed to PGLC.OB.  The following table sets forth the high and low bid prices for the periods indicated as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Year Ended December 31, 2010	High	Low
1st Quarter Ended March 31, 2010	$0.32	$0.22
2nd Quarter Ended June 30, 2010	$0.32	$0.32
3rd Quarter Ended September 30, 2010	$0.58	0.32
4th Quarter Ended December 31, 2010	$2.00	0.58

Year Ended December 31, 2011	High	Low
1st Quarter Ended March 31, 2011	$3.00	$0.60
2nd Quarter Ending June 30, 2011	$1.56	$0.80
3rd Quarter Ended September 30, 2011	$1.30	$0.78
4th Quarter Ended December 31, 2011	$1.00	$0.43

Year Ended December 31, 2012	High	Low
1st Quarter Ended March 31, 2012 (through March 31, 2012)	$0.97	$0.36

All per share amounts are retroactively adjusted for our dividend of an additional 1.51380043 shares of common stock on each share of our common stock outstanding on September 22, 2010.  The record date for issuance of the dividend was September 26, 2010 for holders of record of the Company’s securities as of September 26, 2010.  Unless otherwise stated, all share amounts referenced in this filing are adjusted to reflect this dividend.

The last reported sales price of our common stock on the OTC Bulletin Board on April 13, 2012, was $0.46 per share.

Holders

As of April 13, 2012, there were 169 holders of record of our common stock.

Dividend Policy

In the past, we have not declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock. Rather, we intend to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes. Subject to legal and contractual limits, our board of directors will make any decision as to whether to pay dividends in the future.

Securities Authorized for Issuance under Equity Compensation Plans

On September 29, 2010, our board of directors and stockholders adopted the 2010 Equity Incentive Plan, pursuant to which 2,800,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. The purpose of the 2010 Equity Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2010 Equity Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, stock appreciation rights, performance unit awards and stock bonus awards. The 2010 Equity Incentive Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.

On February 9, 2012, our board of directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 40,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. The purpose of the 2012 Equity Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2012 Equity Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, stock appreciation rights, performance unit awards and stock bonus awards. The 2012 Equity Incentive Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.

Equity Compensation Plan Information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	26,148,000	0.50	4,652,000
Equity compensation plans not approved by security holders	---	---	---
Total	26,148,000	0.50	4,652,000
(a) Includes 2,800,000 shares issuable upon exercise of options issued under the 2010 Plan and 23,348,000 shares issuable upon exercise of options issued under the 2012 Plan.

(b) Represents 0 shares of common stock remaining available for issuance under the 2010 Plan and 4,652,000 shares of common stock remaining available for issuance under the 2012 Plan.

Recent Sales of Unregistered Securities

On February 1, 2011, we issued 200,000 shares of common stock to an unrelated party in connection with a one year public relations and consulting agreement.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On February 1, 2011, we issued an aggregate of 750,000 shares of common stock and $750,000 convertible promissory notes to certain investors, including a member of our board of directors, that were due on February 1, 2012. The convertible promissory notes bore interest at 5% per year and were convertible into shares of common stock at a fixed rate of $1.00 per share.  The conversion price was changed to $0.60 per share on October 27, 2011. The convertible promissory notes and all interest thereunder were converted into 1,196,238 shares of our common stock in October 2011.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On February 23, 2011, we entered into a credit facility agreement with our current subsidiary EXCX Funding Corp., our former subsidiary The Empire Sports & Entertainment, Co., Mr. Honig, our former Chairman and current member of our board of directors, and Michael Brauser, we issued an aggregate of 2,250,000 shares of our Series A Convertible Preferred Stock to each of Mr. Finkel, our former co-Chairman and former Chief Executive Officer, Mr. Honig and Mr. Brauser.  Each share of Series A Convertible Preferred Stock was convertible into one share of common stock.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On March 29, 2011, we issued ten-year options to purchase an aggregate of 350,000 shares of common stock at an exercise price of $1.01 per share to one former officer and two former employees.   The options were exercisable as to 1/3 of the shares granted on each of the first, second and third anniversaries of the date of grant.  As of December 31, 2011, 300,000 of these options were forfeited.      The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On May 4, 2011, we issued an aggregate of 1,500,000 shares of common stock in connection with the conversion of 1,500,000 shares of Series A Convertible Preferred Stock. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On May 6, 2011, we completed a private offering of common stock to accredited investors pursuant to which we sold an aggregate of 410,000 shares of common stock at a price per share of $0.60 and an aggregate purchase price of $246,000.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On May 24, 2011, we entered into a LLC Membership Interests Sales Agreement with each of the four former owners of Arttor Gold LLC, including David Rector, our Treasurer and a Director, Arthur Leger, our former Chief Geologist and Frost Gamma Investments Trust, a holder of 7.7% of our issued and outstanding common stock. Pursuant to this agreement, we purchased 100% of the outstanding membership interests of each LLC member and issued (i) 2,000,000 shares of common stock and 8,000,000 shares of Series B Convertible Preferred Stock to one member, (ii) 2,000,000 shares of common stock to Mr. Rector, (iii) 2,000,000 shares of common stock to Mr. Leger and (iv) 7,000,000 shares of common stock to Frost Gamma Investments Trust. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On May 31, 2011, we issued a ten-year option to purchase 50,000 shares of common stock at an exercise price of $1.01 per share to a former employee.  The option may be exercised at an exercise price of $1.01 per share and is exercisable as to 1/3 of the shares granted on each of the first, second and third anniversaries of the date of grant. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On July 22, 2011, in connection with our purchase of substantially all of the assets of Continental Resources Group, Inc., we issued to Continental Resources Group, Inc. 76,095,215 shares of our common stock.  Also in connection with this asset purchase, we assumed all of the outstanding warrants and options to purchase common stock of Continental Resources Group, Inc. and issued to the Continental Resources Group, Inc. warrant holders and option holders warrants and options to purchase 41,566,999 shares and 2,248,000 shares, respectively, of our common stock. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On August 30, 2011, we issued an aggregate of $8,000,000 of senior secured convertible promissory notes to Platinum Long Term Growth LLC and Lakewood Group LLC in connection with our acquisition of Relief Canyon Mine.  The notes bear interest at a rate of 9% per year and are payable in 12 equal installments, such payments to commence on the earlier of i) February 28, 2013 or ii) three months after the first extraction of gold from, or production of gold in connection with, the assets purchased in the acquisition.  The notes were convertible into shares of common stock at a price per share of $0.55.  The conversion price was changed to $0.40 per share in November 2011 pursuant to the ratchet clause in the notes.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On September 8, 2011, we sold 1,656,000 units at a per unit purchase price of $0.50 and an aggregate purchase price of $828,000 and throughout October 2011 we sold 1,700,000 units for a per unit purchase price of $0.50 and an aggregate purchase price of $850,000. Each unit consists of: (i) one share of common stock and (ii) a two year warrant to purchase 0.5 shares of common stock at an exercise price of $0.60 per share. The warrants may be exercised on a cash basis for $0.60 per share or on a cashless basis at 100% of the closing price of our common stock on the business day immediately prior to exercise.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On September 14, 2011, we sold a $1,715,604 9% secured promissory note to Frost Gamma Investments Trust.  The note has a conversion price of $0.50 per share.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On September 29, 2011, we sold to Frost Gamma Investments Trust 3,284,396 shares of newly designated Series C Convertible Preferred Stock and two-year warrants to purchase 9,853,188 shares of common stock at an exercise price of $0.60 per share for an aggregate purchase price of $3,284,396.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

In October 2011 we issued an aggregate of 5,295,480 shares of common stock in connection with the cashless exercise of certain warrants.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

In October 2011 we issued 5,350,000 shares of common stock pursuant to an agreement and release with certain warrant holders of Continental Resources Group, Inc. who had purchased their warrants pursuant to private placements, whereby such warrant holders agreed to cancel their Continental Resources Group, Inc. warrants and waive the delivery of warrants to purchase shares of our common stock in consideration for two shares of our common stock for every $1.00 they had invested in the Continental Resources Group, Inc. private placements.    The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On October 4, 2011 we issued 250,000 shares in connection with the conversion of 250,000 shares of Series B Convertible Preferred Stock and on October 24, 2011 we issued 2,000,000 shares in connection with the conversion of 2,000,000 shares of Series B Convertible Preferred Stock.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

In October 2011 and November 2011, we issued a total of 1,196,238 shares in connection with conversion of an aggregate of $750,000 convertible promissory note issued in February 2011.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On October 26, 2011, we sold 80,000 units at a per unit purchase price of $0.50 for a total aggregate purchase price of $40,000.  Each unit consisted of: (i) one share of common stock and (ii) a two year warrant to purchase 0.5 shares of common stock at an exercise price of $0.60 per share.  The warrants may be exercised on a cash basis or on a cashless basis at 100% of the closing price for our common stock on the business day immediately prior to the exercise.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

In November 2011, we issued 500,000 shares of common stock to a consultant in consideration for consulting and advisory services.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

In November 2011, we issued 50,000 shares of common stock to a consultant in connection with the termination of a consulting agreement.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On December 1, 2011, November 29, 2011 and November 21, 2011, we sold an aggregate of 3,675,000 units with gross proceeds of $1,470,000.  On November 29, 2011, the holder of our 6% promissory note converted the $611,750 principal balance of the note into an aggregate of 1,529,375 of units.  We paid placement agent fees of $87,400 cash to broker-dealers in connection with the sale of the units.  Each unit was sold for a purchase price of $0.40 per unit and consisted of: (i) one share of common stock and (ii) a two-year warrant to purchase 0.5 shares of common stock an exercise price of $0.60 per share.  The warrants may be exercised on a cash basis or on a cashless basis at 100% of the closing price for our common stock on the business day immediately prior to the exercise. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On December 14, 2011, we issued 750,000 shares of common stock in connection with the conversion of 750,000 shares of Series A Convertible Preferred Stock. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On December 14, 2011, we issued 600,000 shares of common stock to a consultant as compensation for services. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

In December 2011, we sold an aggregate of 900,000 units of our securities for aggregate proceeds of $360,000.   Each unit was sold for a purchase price of $0.40 per unit and consisted of: (i) one share of common stock and (ii) a two-year warrant to purchase 0.5 shares of common stock at an exercise price of $0.60 per share.  The warrants may be exercised on a cashless basis at 100% of the closing price of the common stock on the business day immediately prior to the date of exercise. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

In October, November and December of 2011, we issued 7,400,000 shares of common stock in connection with the conversion of 7,400,000 shares of Series B Convertible Preferred Stock. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On December 5, 2011, the Company sold an aggregate of 250,000 Units with gross proceeds to the Company of $100,000.  Each Unit was sold for a purchase price of $0.40 per Unit and consists of: (i) one share of Common Stock and (ii) a two-year warrant to purchase fifty (50%) percent of the number of shares of Common Stock purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events. On December 23, 2011, the Company sold an additional 650,000 Units for gross proceeds to the Company of $260,000.    The Warrants may be exercised at any time on a cashless basis at 100% of the closing price for the Common Stock on the business day immediately prior to the date of exercise.  The Company paid placement agent fees of $30,000 cash in connection with the sale of the Units. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

In December 2011, the Company issued 750,000 shares of common stock upon the conversion of 750,000 shares of Series A Preferred Stock and 750,000 shares of common stock upon the conversion of 750,000 shares of Series B Preferred Stock. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On January 11, 2012, the Company issued 100,000 shares of common stock upon the conversion of 100,000 shares of Series B Preferred Stock. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On January 27, 2012, the Company sold an aggregate of 1,376,250 Units with gross proceeds to the Company of $550,500.  Each Unit was sold for a purchase price of $0.40 per Unit and consists of: (i) one share of Common Stock and (ii) a two-year warrant to purchase fifty (50%) percent of the number of shares of Common Stock purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events. On February 7, 2012, the Company sold an additional 1,500,000 Units for gross proceeds to the Company of $49,500.  On February 21, 2012, the Company sold an additional 437,500 Units with gross proceeds to the Company of $175,000.  The Warrants may be exercised at any time on a cashless basis at 100% of the closing price for the Common Stock on the business day immediately prior to the date of exercise.  The Company paid placement agent fees of $30,000 cash in connection with the sale of the Units. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On February 1, 2012, the Company issued an aggregate of 4,400,000 shares of common stock upon the conversion of 4,400,000 shares of Series B Preferred Stock. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On February 9, 2012, the Company entered into an employment agreement with its Chief Executive Officer, Stephen Alfers, pursuant to which Mr. Alfers shall serve as the Chief Executive Officer of the Company until December 31, 2015, subject to renewal.  Pursuant to the terms of his Employment Agreement, Mr. Alfers was issued (i) 12,000,000 shares of the Company’s restricted common stock and (ii) an option to purchase 10,000,000 shares of the Company’s common stock with a term of ten years and an exercise price equal to the closing price of the Company’s common stock on the trading day immediately prior to the date of issuance of such grant.

On February 23, 2012, the Company entered into a Stock Purchase Agreement with two subscribers and sold 1,000,000 shares of its Series D Preferred Stock and an aggregate of 8,750,000 warrants to acquire shares of Common Stock at an exercise price of $0.40 per share for an aggregate purchase price of $1,000,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On February 23, 2012, the Company entered into a Note Modification Agreement with certain noteholders to extend the maturity date of such notes.  In consideration for entering into the Modification Agreements, the Company issued (i) warrants to purchase an aggregate of 5,180,400 shares of common stock at an exercise price of $0.40 per share and (ii) an aggregate of 2,000,000 shares of common stock to the noteholders. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On March 6, 2012, the Company authorized the issuance of options to purchase an aggregate of 1,100,000 shares of the Company’s common stock pursuant to the 2012 Equity Incentive Plan.  Such grants of restricted stock shall vest as follows: 25% on the date of issuance and 25% on each of 12/31/2012, 12/31/2013 and 12/31/2014.

On March 7, 2012, the Company issued an aggregate of 500,000 shares of common stock upon the conversion of 500,000 shares of Series B Preferred Stock.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On March 6, 2012, the Company issued a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price equal to the market price of the Company’s common stock on the date of issuance to a consultant in consideration for services rendered. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On March 20, 2012, the Company issued 250,000 shares of common stock to a third party in consideration for legal services rendered.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On March 30, 2012, the Company issued an aggregate of 10,768,331 shares of common stock upon conversion of outstanding convertible promissory notes. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On March 30, 2012, the Company issued an aggregate of 2,072,758 shares of common stock to holders of certain convertible promissory notes in consideration for the full conversion of such notes. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On March 30, 2012, the Company issued 1,153,143 shares of common stock in consideration for the conversion of Series D Preferred Stock and all accrued but unpaid dividends thereon.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On March 30, 2012, the Company issued an aggregate of 5,892,744 shares of common stock upon exercise of outstanding warrants. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On April 2, 2012, the Company sold 4,300,000 shares of common stock to certain accredited investors for an aggregate purchase price of $1,505,000.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On April 5, 2012, the Company issued 10,000,000 shares of common stock  and warrants to purchase an aggregate of 5,000,000 shares of the common stock at an exercise price of $0.60 per share to Victoria Gold Corp. in consideration for the purchase of certain mining claims.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

In April 2012, the Company issued 5,487,227 shares of Series D Preferred Stock in consideration for the conversion of certain convertible promissory notes and all accrued but unpaid interest thereon. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

In April 2012, the Company issued an aggregate of 9,576,285 shares of common stock in consideration for the cancellation of an aggregate of 31,920,953 warrants to purchase common stock, which were assumed by the Company from Continental in connection with the asset purchase sale.  The shares were issued at a ratio of 300 shares of common stock for every 1,000 warrants to purchase shares of the Company’s common stock held.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On April 6, 2012, we issued options to purchase 12,000,000 shares of our common stock at an exercise price of $0.35 per share  to our director, Barry Hoing, pursuant to a consulting agreement.

On April 10, 2012, the Company issued 200,000 shares of common stock to a consultant in consideration services rendered. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On April 10, 2012, the Company sold $500,000 of its 5% secured promissory note to an accredited investor.  The full amount of principal and accrued interest under the note will be due and payable on the date that shall be the earlier to occur of (x) the sale of Noble Effort Gold LLC and Arttor Gold LLC, the Company’s subsidiaries (or the sale of substantially all of the assets of such subsidiaries) or (y) October 10, 2010.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On April 11, 2012, the Company issued 336,974 shares of common stock as a result of the cashless exercise of a warrant.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering.  The issuance of the securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

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

Recent Events

Pershing Gold Corporation (the “Company”), formerly Sagebrush Gold Ltd., formerly Excel Global, Inc., was incorporated under the laws of the State of Nevada on August 2, 2007. We operated as a web-based service provider and consulting company.  In September 2010, we changed our name to The Empire Sports & Entertainment Holdings Co. On May 16, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to change its name to “Sagebrush Gold Ltd.” from “The Empire Sports & Entertainment Holdings Co.”   On February 27, 2012, the Company changed its name to Pershing Gold Corporation.

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

The Exchange was accounted for as a reverse-merger and recapitalization. Empire was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange were those of Empire and was recorded at the historical cost basis of Empire, and the consolidated financial statements after completion of the Exchange included the assets and liabilities of the Company and Empire, historical operations of Empire and operations of the Company from the closing date of the Exchange.

On April 26, 2011, a shareholder agreement (the “Shareholder Agreement”) was executed and entered into between Empire, Concerts International, Inc. (“CII”) and Capital Hoedown, Inc. (“Capital Hoedown”) whereby Empire received the right to select two directors, and CII received the right to select one director. Based on the Shareholder Agreement, Empire owned 66.67% and CII owned 33.33% of the corporate joint venture. Contemporaneously with the execution of the Shareholder Agreement, Empire issued a revolving demand loan to CII and Denis Benoit, up to a maximum amount of $500,000. Additionally, Empire issued a revolving demand loan to Capital Hoedown, up to a maximum amount of $4,000,000 which bore 10% interest per annum and payable on the earlier of the termination date on January 15, 2012 or upon demand by Empire. This loan was exclusively for the operations and management of Capital Hoedown, Inc. In order to fund these commitments, the Company (along with its subsidiaries), borrowed $4.5 million from the lenders. Each lender loaned $2.5 million to the Company. One of the lenders is a Member of the Company’s Board of Directors. On September 1, 2011, we disposed our Empire Sports & Entertainment Co. subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between the Company, Empire and CII. Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011. Pursuant to the SPA, we agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to the Company which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered our subsidiaries.

On May 24, 2011, we entered into four limited liability company membership interests purchase agreements (the “Agreements”) with the owners of Arttor Gold LLC (“Arttor Gold”). Each of the owners of Arttor Gold (the “Members”), sold their interests in Arttor Gold in privately negotiated sales resulting in the Company acquiring 100% of Arttor Gold. Prior to the sale our former President, David Rector, owned approximately 9.5% of Arttor Gold. 2,000,000 shares of our Common Stock were issued to Mr. Rector. Arthur Leger, the Company’s former Chief Geologist, also received 2,000,000 shares of Common Stock in exchange for his approximate 9.5% membership interest in Arttor Gold. Arttor Gold leases from Mr. Leger certain claims in the State of Nevada which the Company intends to explore, and Arttor Gold also holds approximately $2,000,000 of cash, which leases and cash were acquired by the Company at closing.

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

On July 18, 2011, we borrowed $2,000,000 from our Parent Company, Continental Resources Group, Inc. (“Continental” or the “Parent Company”) and issued them an unsecured 6% promissory note.  The Note’s maturity date was 1 year from the date of issuance. On July 18, 2011, the Company advanced the $2,000,000 to a third party in connection with the purchase of Relief Canyon Mine. On July 22, 2011, the Company recorded the $2,000,000 as capital contribution as a result of the asset purchase agreement entered into with the Parent Company as discussed below.

On July 22, 2011, the Company, Continental Resources Acquisition Sub, Inc., our wholly-owned subsidiary (“Acquisition Sub”), and Continental entered into an asset purchase agreement (the “Purchase Agreement”) and, through Acquisition Sub, closed on the purchase of substantially all of the assets of Continental (the “Asset Sale”) in consideration for (i) shares of the Company’s common stock (the “Shares”) equal to a ratio of eight Shares for every 10 shares of Continental’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of Continental’s common stock (the “Warrants” at a ratio equal to one Warrant to purchase eight shares of our common stock for every warrant to purchase ten shares Continental’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii) the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder such that we shall deliver to Continental’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of our common stock issuable under our equity incentive plan equal to one option to purchase eight shares of our common stock for every option to purchase 10 shares of Continental’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option. The exercise price of the Warrants and the strike price of the Options shall be determined and certified by an officer of the Company. Upon the closing of the Asset Sale, Acquisition Sub assumed the Assumed Liabilities (as defined in the Purchase Agreement) of Continental. After giving effect to the foregoing, we issued 76,095,214 shares of our Common Stock, warrants to purchase 41,566,999 shares of our common stock, and 2,248,000 stock options following this transaction. Consequently, the issuance of 76,095,214 shares of the Company’s common stock to Continental accounted for approximately 67% of the total issued and outstanding stocks of the Company as of July 22, 2011 and we became a majority owned subsidiary of Continental, the Parent Company. As of December 31, 2011, Continental holds 53.30% of interest in the Company.

Under the terms of the Purchase Agreement, we purchased from Continental substantially all of Continental’s assets, including, but not limited to, 100% of the outstanding shares of common stock of Continental’s wholly-owned subsidiaries (Green Energy Fields, Inc., and ND Energy, Inc.)

The Purchase Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of Continental. Continental is expected to liquidate on or prior to July 1, 2012. The Company has agreed to file a registration statement under the Securities Act of 1933 in connection with liquidation of Continental no later than 30 days following the later of the of (i) the closing date of the Asset Sale or (ii) such date that Continental delivers to the Company its audited financial statements for the fiscal year ended March 31, 2011. Continental will subsequently distribute the registered Shares to its shareholders as part of its liquidation. We agreed to use its best efforts to cause such registration to be declared effective within 12 months following the closing date of the Asset Sale. We have agreed to pay liquidated damages of 1% per month, up to a maximum of 5%, in the event that we fail to file or are unable to cause the registration statement to be declared effective.

On April 9, 2012, the Company issued an aggregate of 9,5,76,285 shares of its Common Stock to holders of Company Warrants in consideration for the cancellation of such Company Warrants. Additionally, such holders agreed to the elimination of certain most favored nations provisions associated with the shares of Continental’s common stock issued in connection with the Continental Warrants (the “Warrant Cancellation Transaction”). The Company issued the Company Shares at a ratio of 300 Company Shares for every 1,000 Company Warrants held. An aggregate of 31,920,953 Company Warrants were cancelled as a result of the Warrant Cancellation Transaction.

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

On September 2, 2011, the Company, the Empire Sports and Entertainment Co., EXCX Funding, Corp. (“EXCX”), Capital Hoedown, Inc., and Sheldon Finkel, our former Chief Executive Officer and Chairman of our Board of Directors (“Executive”), entered into a Separation Agreement (the “Separation Agreement”) under which Executive resigned from all positions with the Company and each of its subsidiaries and affiliates. Certain previously entered funding agreements by and between Barry Honig, our former Chairman, Executive, and Michael Brauser (collectively, “Lenders”) provided certain funding for the purpose of assisting Empire in financing certain entertainment event costs. Empire acquired a 66.67% interest in Capital Hoedown and CII acquired a 33.33% in Capital Hoedown under which Lenders provided funding pursuant to that certain Credit Facility Agreement (the “Loan Agreement”), one or more Notes, a Security Agreement, a Owner’s Pledge and Security Agreement, a Blocked Account Control Agreement, a Collateral Account Agreement, and the other Loan Documents (the “Transaction Documents”). Executive and Lenders also entered into a Contribution and Security Agreement dated as of February 19, 2011 (the “Contribution Agreement”) under which Executive pledged certain collateral and agreed to reimburse Lenders certain amounts in connection with the Loan Agreement.

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

On January 26, 2012, we entered into an Option Agreement (the “Option Agreement”) with American Strategic Minerals Corporation, a Colorado corporation (“Amicor”), pursuant to which Amicor obtained the option to acquire certain uranium exploration rights and properties held by us (the “Uranium Properties”), as further described herein. In consideration for issuance of the option, Amicor issued to us (i) a $1,000,000 promissory note payable in installments upon satisfaction of certain conditions (the “Note”), expiring six months following issuance and (ii) 10,000,000 shares of Amicor’s Common Stock (collectively, the “Option Consideration”). Pursuant to the terms of the Note, upon the closing of a private placement in which Amicor receives gross proceeds of at least $5,000,000 (within six months of the closing of the Option Agreement), then Amicor shall repay $500,000 under the Note. Additionally, upon the closing of a private placement in which Amicor receives gross proceeds of at least an additional $1,000,000 (within six months of the closing of the Option Agreement), Amicor shall pay the outstanding balance under the Note. The Note does not bear interest. The option is exercisable for a period of 90 days following the closing of the Option Agreement, in whole or in part, at an exercise price of Ten Dollars ($10.00) for any or all of the Uranium Properties. In the event Amicor does not exercise the option, we will retain all of the Option Consideration. Between January 2012 and February 2012, we collected $930,000 of the Note.

On April 5, 2012, we acquired rights to approximately 13,300 acres of unpatented mining claims and private lands adjacent to the Relief Canyon Mine property from Victoria Gold Corporation.  We refer to these properties as the Relief Canyon Expansion properties.  Approximately 9,600 acres of the Relief Canyon Expansion properties are held under leases and subleases with Newmont USA Ltd., which we refer to as the Newmont Leased properties.  Victoria Gold has reserved a 2% net smelter return royalty from the production on the 3,800 acres of 283 unpatented mining claims that it owned directly.  The purchase price for the Relief Canyon Expansion properties is: (i) $2.0 million in cash, (ii) 10 million shares of our common stock, (iii) warrants to purchase five million shares of our common stock at $0.60 per share, exercisable at any time on or prior to April 5, 2014, and (iv) the 2% net smelter return royalty.

On March 30, 2012, the Company and the original holders of the Company’s Amended and Restated Senior Secured Convertible Promissory Notes, originally issued by us on August 30, 2011, and amended and restated on February 23, 2012 (the “Notes”), with a current outstanding principal balance of $2,960,229, entered into agreements to amend the Notes (the “Note Amendments”).  Under the Note Amendments, the Notes were amended to provide a $0.35 Conversion Price (as defined in the Notes).  The original holders of the notes agreed to convert $262,500 of the Notes in exchange for an aggregate of 750,000 shares of our Common Stock.

We also entered into a Note Assignment and Assumption Agreement on March 30, 2012 (the “Note Assignment and Assumption Agreement”) pursuant to which the original holders assigned the remaining principal amount of the Notes to various assignees and such assignees agreed to fully convert the acquired Notes into our Common Stock in consideration for an aggregate purchase price of $3,256,252. A total of $2,992,014 was assigned to various assignees and the original holders waived $264,238 of the aggregate purchase price payable by the assignees for the Notes under the Note Assignment and Assumption Agreement. Various assignees agreed to convert an aggregate principal amount of $2,992,014 into shares of our Common Stock and Series D Cumulative Convertible Preferred Stock, par value $0.0001 per share at $1.00 per share (the stated value of the Series D Preferred Stock).

On February 23, 2012, two investors acquired notes in the principal amount of $2.4 million (the “$2.4 Million Note”) and $1.6 million (the “$1.6 Million Note”), respectively, by assignment.  On March 30, 2012 we also amended the $2.4 Million Note and that certain amended and restated secured convertible promissory note in the original principal amount of $1,015,604.00 (collectively, the “Further Notes”) to allow for the  conversion of the Further Notes into our Series D Cumulative Convertible Preferred Stock at $1.00 per share. The holder of the Further Notes agreed to fully convert the Further Notes (together with accrued and unpaid interest thereon) into shares of our Series D Preferred Stock. The holder of the $1.6 Million agreed to convert the $1.6 Million Note (together with accrued and unpaid interest thereon) into shares of our Common Stock at a conversion price of $0.35 per share.

After giving effect to the transactions described above all indebtedness originally issued in connection with the Relief Canyon Mine acquisition, has been converted into shares of our Common Stock and Series D Preferred Stock.

Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified significant deficiency related to (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Business Overview

The following is a description of our wholly-owned subsidiaries:

Arttor Gold, LLC

Through our subsidiary Arttor Gold, LLC (“Arttor Gold”), a Nevada limited liability company, we have the rights to explore on two Carlin-type gold properties located in Lander County, Nevada, known as Red Rock and North Battle Mountain.  The exploration rights to these properties are evidenced by leases between Arttor Gold and Arthur Leger, our former chief geologist, who acquired the rights to these properties from the Federal Bureau of Land Management by staking claims. Additionally, we also have the rights to explore certain mining properties located in Lander County which explorations rights are evidenced by leases between Arttor Gold and Centerra (U.S.) Inc.

Noble Effort Gold, LLC

Our wholly-owned subsidiary, Noble Effort Gold, LLC, a Nevada corporation, was formed in June 2011 to explore potential acquisitions of natural resources properties suitable for exploration and development.

Gold Acquisition Corp.

Through our subsidiary Gold Acquisition Corp., a Nevada corporation, we own and operate mining and mill-style claims known as Relief Canyon Mine (“Relief Canyon”), a gold mining project located in Pershing County, Nevada.  Relief Canyon is subject to a continuing royalty payment equal to 2% of “Net Smelter Returns” (the difference between Gross Proceeds and Expenses) payable to Battle Mountain Gold Exploration LLC.

Continental Resources Acquisition Sub, Inc.

Our wholly-owned subsidiary, Continental Resources Acquisition Sub, Inc., a Florida corporation, was formed in July 2011 to purchase substantially all of the assets of Continental Resources Group, Inc., which assets included 100% of the outstanding shares of common stock of Green Energy Fields, Inc. and ND Energy Inc.

Green Energy Fields, Inc.

Green Energy Fields, Inc. was incorporated under the laws of the State of Nevada on November 23, 2009. Green Energy and its subsidiaries, own state leases and federal unpatented mining claims in the states of California and Arizona for the purpose of exploration and potential development of uranium minerals. The properties upon which the federal unpatented mining claims are located do not currently have any reserves and the activities proposed and undertaken therein are exploratory in nature. Green Energy’s subsidiaries consist of:

●	CPX Uranium, Inc., a wholly-owned subsidiary and a company organized under the laws of the state of Nevada.
●	Secure Energy, LLC, a majority-owned subsidiary (51.35% owned ) and a company organized under the laws of the state of North Dakota.

ND Energy, Inc.

ND Energy, Inc. was incorporated under the laws of the State of Delaware on March 16, 2011. ND Energy and its subsidiary, have the rights to conduct exploration for and mine uranium, thorium, vanadium, other fissionable source materials, and all other mineral substances located in the state of North Dakota. The property upon which we have the rights to conduct exploration does not currently have any reserves and the activities proposed and undertaken therein are exploratory in nature. ND Energy’s subsidiary is:

●	Secure Energy, LLC, a majority-owned subsidiary (24.32% owned ) and a company organized under the laws of the state of North Dakota.

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

Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and our wholly-owned subsidiaries. In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated balance sheet, and revenues and expenses for the period then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, allowance for bad debts, the useful life of property and equipment, the fair values of certain promotional contracts and the assumptions used to calculate fair value of options granted and derivative liability, beneficial conversion on convertible notes payable, capitalized mineral rights, asset valuations, common stock issued for services and common stock issued in connection with an acquisition.

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

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.
ASC 930-805, states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 805. ASC 805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, our direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims. If proven and probable reserves are established for the property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve. For mineral rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update does not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update does not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (ASC Topic 350) – Testing of Goodwill for Impairment. This ASU simplifies how entities test goodwill for impairment. The amendments under this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This update does not have a material impact on the Company’s consolidated financial statements.

On December 31, 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the ASU requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The ASU is effective for annual reporting periods beginning on or after January 1, 2013. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition, results of operations and cash flows. This update is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Results of Operations

Our business began on November 30, 2009. We were incorporated in Nevada on February 10, 2010 to succeed to the business of the predecessor company, Golden Empire, LLC (“Golden Empire”), which was formed and commenced operations on November 30, 2009. We assumed all assets, liabilities and certain promotion rights agreements entered into by Golden Empire at carrying value which approximated fair value on February 10, 2010. Golden Empire ceased operations on that date. The results of operations for the period from January 1, 2010 to February 9, 2010 of Golden Empire were not material. In September 2011, we decided to discontinue our sports and entertainment business and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation. As a result, we will no longer be engaged in or pursue agreements with artists or athletes for sports and entertainment promotion and events, and will focus our activities exclusively on our new business segment, gold exploration as a junior exploration company. Accordingly, all transactions relating to our sports and entertainment business are included in discontinued operations. As a result, we will focus on gold exploration, thus we are considered an exploration stage company effective September 1, 2011.

For the year ended December 31, 2011 and the period from February 10, 2010 (inception) to December 31, 2010.

Net Revenues

Our business began on November 30, 2009. On September 1, 2011, we exited the sports and entertainment business and disposed of our Empire Sports & Entertainment Co. subsidiary pursuant to a Stock Purchase Agreement. Accordingly, we are an exploration stage company as defined in ASC 915 “Development Stage Entities” and have generated no revenues to date.

Operating Expenses

Total operating expenses for the year ended December 31, 2011 as compared to the period from February 10, 2010 (inception) to December 31, 2010 was $12,236,753 and $751,265, respectively, an increase of 11,485,488 or 1,529%. The operating expenses consisted of the following:

	Year ended December 31, 2011	Period from February 10, 2010 (inception) to December 31, 2010
Compensation expense and related taxes	$1,425,451	$228,333
Exploration cost	2,298,090	-
Consulting fees	6,475,520	354,090
General and administrative	2,037,692	168,842
Total	$12,236,753	$751,265

•
Compensation expense and related taxes: For the year ended December 31, 2011, and for the period from February 10, 2010 (inception) to December 31, 2010, compensation expense and related taxes were $1,425,451 and $228,333, respectively. Compensation expense and related taxes increased by $1,197,118 or 524% for the year end period. The increase during the year ended December 31, 2011, was primarily attributable to the hiring of our executive employees and additional support staff for our Arttor Gold and Gold Acquisition subsidiaries between June 2011 and September 2011, the recognition of stock-based compensation expense of $405,778 which is attributable to stock options granted to our former chief executive officer, former executive vice president, two directors and former employees, and the recognition of stock-based compensation expense of $626,443 which represents the portion of the vested replacement employee option awards attributable to post-combination services related to the assumption of the stock options of Continental.

•
Explorations costs: For the year ended December 31, 2011, exploration costs were $2,298,090, an increase of $2,298,090, which includes costs of lease, exploration, carrying and retaining unproven mineral lease properties. We have chosen to expense all exploration costs as incurred given that it is still in the exploration stage. Such exploration costs were for expenses incurred for the Red Rock Mineral Property, the North Battle Mountain Mineral Prospect and Relief Canyon Mine. We did not have a comparable expense during the period from February 10, 2010 (inception) to December 31, 2010.

•
Consulting fees: For the year ended December 31, 2011, we incurred consulting fees of $6,475,520 as compared to $354,090 for the period from February 10, 2010 (inception) to December 31, 2010, an increase of $6,121,430 or 1,729%. These increases were primarily attributable to the issuance of our common stock for services rendered to a consultant for investor relations and advisory services of $1,117,500, and payment of approximately $1,425,000 in connection with investor relation and consulting agreements during the year ended December 31, 2011. This increase is also primarily attributable to stock-based compensation expense of $238,625 which is related to stock options granted to two consultants, amortization of prepaid consulting services (acquired from Continental) amounting to $1,737,111 in connection with investor relation and consulting agreements, and the recognition of stock-based compensation expense of $1,608,994 which represents the portion of the vested replacement warrant awards attributable to post-combination services from consultants related to the assumption of the stock warrants of Continental for the year ended December 31, 2011.

•
Consulting fees: For the year ended December 31, 2011, we incurred consulting fees of $6,475,520 as compared to $354,090 for the period from February 10, 2010 (inception) to December 31, 2010, an increase of $6,121,430 or 1,729%. These increases were primarily attributable to the issuance of our common stock for services rendered to a consultant for investor relations and advisory services of $1,117,500, and payment of approximately $1,425,000 in connection with investor relation and consulting agreements during the year ended December 31, 2011. This increase is also primarily attributable to stock-based compensation expense of $238,625 which is related to stock options granted to two consultants, amortization of prepaid consulting services (acquired from Continental) amounting to $1,737,111 in connection with investor relation and consulting agreements, and the recognition of stock-based compensation expense of $1,608,994 which represents the portion of the vested replacement warrant awards attributable to post-combination services from consultants related to the assumption of the stock warrants of Continental for the year ended December 31, 2011.

•
General and administrative expenses: For the year ended December 31, 2011 and for the period from February 10, 2010 (inception) to December 31, 2010, general and administrative expenses consisted of the following:

	Year ended December 31, 2011	Period from February 10, 2010 (inception) to December 31, 2010
Rent	$56,583	$35,584
Professional fees	683,125	100,106
Bad debts expense	500,000	-
Travel/Entertainment	195,661	9,113
Depreciation	325,928	8,928
Insurance expense	79,832	10,526
Other general and administrative	196,563	4,585
Total	$2,037,692	$168,842

The overall increase of $1,868,850 or 1,107% and for the year ended December 31, 2011 as compared to the prior period, in general and an administrative expense is primarily related to an increase in accounting, auditing and legal fees in connection with our SEC filings. We also incurred legal fees in connection with litigation matters and general business matters. Additionally, depreciation increased by $317,000 due to the increase in depreciation of our property and equipment as a result of the acquisition of Relief Canyon Mine and bad debts expense increased by $500,000 related to our note receivable issued to Concert International, Inc. The overall increase in general and administrative expenses is also primarily attributable to an increase in operations and the expected overall growth in our business. Our general and administrative expenses during the period from February 10, 2010 (inception) to December 31, 2010 were much lower as we were in our early stages of our operations.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of $12,236,853 and $751,265 respectively for the year ended December 31, 2011 and for the period from February 10, 2010 (inception) to December 31, 2010.

 Other Income (Expenses)

Total other expense was $9,232,810 and $0 for the year ended December 31, 2011 and for the period from February 10, 2010 (inception) to December 31, 2010, respectively. The increase is primarily attributable to:

•
$5,964,485 in interest expense (net of interest income of $19,376) for the year ended December 31, 2011. Such increase is primarily attributable to the amortization of debt discounts and deferred financing cost on promissory notes of $5,233,317, interest expense of $230,192 in connection with the conversion of notes payable and interest on notes payable and convertible promissory notes issued during fiscal 2011.

•
$5,198,206 derivative expense and $6,902,806 decrease in fair value of derivative liability for the year ended December 31, 2011. We have determined that the terms of the $8 million convertible notes issued to Platinum and Lakewood include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by us, thus such convertible instrument is accounted for as derivative liability and adjusted to fair value through earnings at each reporting date.

•
$4,799,000 settlement expense for the year ended December 31, 2011. On October 3, 2011, the Company, Continental and each of the holders of the Continental Warrants that exercised their Put Right, entered into an Agreement and Release in which we agreed to issue a total of 5,350,000 shares in exchange for the cancellation of 4,280,000 stock warrants to purchase shares of the Company’s common stock (equivalent to 5,350,000 Continental warrants) in connection with the settlement of the Put Rights. Thus the increase is primarily attributable to $4,761,500 in settlement expense which was based on the fair market value of the shares on October 3, 2011.

•
Between November 2011 and December 31, 2011, we have sold mining and drilling equipment with a net book value worth $407,369 to third parties for a sales price of $233,339 realizing a loss on sale of assets of $174,030. As of December 31, 2011, $99,908 of the sales proceeds was collected in January 2012.

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

The following table sets forth for the year ended December 31, 2011 and for the period from February 10, 2010 (inception) to December 31, 2010, indicated selected financial data of the Company's discontinued operations of its sports and entertainment business.

	December 31, 2011	December 31, 2010
Revenues (4)	$3,041,329	$906,639
Cost of sales (5)	5,060,393	444,648
Gross profit (loss)	(2,019,064)	461,991
Operating and other non-operating expenses	(2,191,837)	(1,733,223)

Loss from discontinued operations	$(4,210,901)	$(1,271,232)

On September 1, 2011, the Company disposed of Empire pursuant to the SPA by and between the Company, Empire and CII. Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011. Pursuant to the SPA, the Company agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 payable on March 31, 2012 pursuant to a senior promissory note issued by CII to the Company which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered subsidiaries of the Company. Such disposal is included in loss from discontinued operations during the year ended December 31, 2011 and is calculated as follows:

Consideration received in connection with the SPA:
Promissory note from CII	$500,000
Total consideration received	500,000

Add: net liabilities of former subsidiaries on September 1, 2011 assumed by CII	622,528
Gain on disposal of discontinued operations, net of tax	1,122,528
Loss from discontinued operations	(4,210,901)
Total loss from discontinued operations, net of tax	$(3,088,373)

Net Loss

As a result of these factors, we reported a net loss attributable to Pershing Gold Corporation of $24,556,772 for the year ended December 31, 2011 as compared to a net loss attributable to Pershing Gold Corporation of $2,022,497 for the period from February 10, 2010 (inception) to December 31, 2010.

Basic and diluted, loss from continuing operations per share was $0.31 for the year ended December 31, 2011. Basic and diluted, loss from continuing operations per share was $0.04 for the period from February 10, 2010 (inception) to December 31, 2010.

Basic and diluted, loss from discontinued operations per share was $0.04 for the year ended December 31, 2011. Basic and diluted, loss from discontinued operations per share was $0.07 for the period from February 10, 2010 (inception) to December 31, 2010.

We reported net income (loss) attributable to non-controlling interest of $1,164 and $0 during the year ended December 31, 2011 and for the period from February 10, 2010 (inception) to December 31, 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Our consolidated financial statements from inception through the fiscal year ended December 31, 2011 reported no revenues which is not sufficient to fund our operating expenses. At December 31, 2011, we had a cash balance of $3,670,567 and a working capital deficit of $4,027,048. During the year ended December 31, 2011, we received proceeds of $6,965,604 from issuance of notes payable and convertible promissory notes which we expect to utilize to fund certain of our operating expenses, pay our obligations, and grow our Company. During the year ended December 31, 2011, we also received gross proceeds of $6,707,812 from the sale of our common and preferred stocks for operating capital purposes and advances received from parent company of $2,000,000 which was used towards the purchase of Relief Canyon Mine. On July 22, 2011, we entered into an asset purchase agreement with Continental Resources Group, Inc., whereby the Company, through its wholly-owned subsidiary, Continental Resources Acquisition Sub, Inc., purchased from Continental substantially all of Continental’s assets, including, but not limited to, 100% of the outstanding shares of common stock of Continental’s wholly-owned subsidiaries (Green Energy Fields, Inc., and ND Energy, Inc.) Our balance sheet at December 31, 2011 reflected convertible notes and notes payable amounting to $9,577,132, which bore interest ranging from 5% to 9% per annum.

On August 30, 2011, the Company, through its newly-formed wholly owned subsidiary, Gold Acquisition Corp. acquired the Relief Canyon Mine located in Pershing County, near Lovelock, Nevada, for an aggregate purchase price consisting of: (i) $12,000,000 cash and (ii) $8,000,000 of senior secured convertible promissory notes issued to Platinum Long Term Growth LLC and Lakewood Group LLC.

We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash is sufficient to satisfy our cash requirements under our present operating expectations for up to 12 months. We presently have no other alternative source of working capital. Between January 2012 and March 2012, we have received additional funds by way of private offering of approximately $775,000, collection of a note receivable for $930,000, issuance of a note payable for $500,000 and sale of a portion of the option consideration related to an option agreement for $355,000. In addition on April 2, 2012, we sold 4,300,000 shares of common stock to certain investors for an aggregate purchase price of $1,505,000. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations after 12 months. We have not generated revenues to support our daily operations from the inception of exploration stage. We may need to raise significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. We do not anticipate we will be profitable in 2012.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

Operating activities

Net cash flows used in operating activities for the year ended December 31, 2011 amounted to $7,500,568, and was primarily attributable to our net loss attributable to Pershing Gold Corporation of $24,556,772, offset by depreciation of $325,928, total bad debts of $598,544, amortization of debt discount and deferred financing cost of 5,233,317, amortization of prepaid services of $280,000, derivative expense of $5,198,206, settlement expense of $4,761,500, loss on disposal of assets of $174,030 and stock-based compensation of $3,722,341, non-cash interest expense of $230,192, and add-back of total changes in assets and liabilities of $4,569,564, change in fair value of derivative liability of $6,902,806, gain from disposal of discontinued operations of $1,122,528 and non-controlling interest of $1,164. These changes in assets and liabilities is primarily attributable to a decrease in restricted cash – current and long term portion for a total of $1,060,000, decrease in prepaid expenses of $1,445,294, increase in accounts payable and accrued expenses of $526,778, increase in liabilities of discontinued operations of $1,257,133 and decrease in assets of discontinued operations of $294,692.

Net cash flows used in operating activities for the period from February 10, 2010 (Inception) to December 31, 2010 amounted to $3,330,075 and was primarily attributable to our net losses of $2,022,497, offset by depreciation of $8,928, bad debts of $70,500, amortization of promotional advances of $37,275, contributed officer services of $90,000, common stock and stock-based compensations of $587,833 and add-back of total changes in assets and liabilities of $2,102,114. These changes in assets and liabilities is primarily attributable to an increase in restricted cash – current and long-term portion for a total of $1,060,000 and an increase in assets of discontinued operations of  $1,093,561.

Investing activities

Net cash used in investing activities for the year ended December 31, 2011 was $587,804 and represented an investment in marketable securities of $100,000, payment of reclamation bond of $1,715,629, cash used in acquisition of Relief Canyon Mine of $12,000,000 and the purchase of property and equipment of $70,220 offset by cash acquired from acquisition of business of $13,164,614 and proceeds from disposal of assets of $133,431.

Net cash used in investing activities for the period from February 10, 2010 (Inception) to December 31, 2010 was $165,996 and represented an investment in note receivable of $123,544 and the purchase of property and equipment of $42,452.

Financing activities

Net cash flows provided by financing activities was $11,249,389 for the year ended December 31, 2011. We received net proceeds from the issuance of notes payable and convertible promissory notes from both related and unrelated parties of $6,965,604 and net proceeds from sales of our common and preferred stock of $6,707,812 and advances received from Parent Company of $2,000,000 offset by payment on note payable of $4,076,722 and advances to Parent Company of $347,335.

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

The following table summarizes our contractual obligations as of December 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
Contractual Obligations:	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Senior convertible notes	$7,999,778	$7,999,778	$-	$-	$-
Note payable – related party	561,750	561,750	-	-	-
Convertible promissory note	1,015,604	1,015,604	-	-	-
Uranium lease agreements	55,076	-	-	-	55,076
Royalty agreement – minimum payments	1,782,000	42,000	190,000	400,000	1,150,000

Total Contractual Obligations	$11,414,208	$9,619,132	$190,000	$400,000	$1,205,076

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

Royalty Agreement - F.R.O.G. Consulting, LLC

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

On July 15, 2011, the Company (the “Lessee”) entered into amended and restated lease agreements for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect by and among Arthur Leger (the “Lessor”) and F.R.O.G. Consulting, LLC (the “Payment Agent”) (collectively the “Parties”) in order to carry out the original intentions of the Parties and to correct the omissions and errors in the original lease, dated May 24, 2011. In the original lease, the Parties intended to identify Arthur Leger as the owner and lessor of the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect and to designate the Payment Agent as the entity responsible for collecting and receiving all payments on behalf of Lessor. Lessor is the sole member of the Payment Agent and owns 100% of the outstanding membership interests of the Payment Agent. All other terms and conditions of the original lease remain in full force and effect.  Lessor is the former Chief Geologist of Arttor Gold.

Royalty Agreement – Centerra (U.S.) Inc.

In August 2011, the Company and its subsidiary, Arttor Gold, entered into lease agreements with Centerra (U.S.) Inc. (“Centerra”). The leases grant the exclusive right to explore, mine and develop any and all metals, ores and other minerals on the properties which consist of 24 unpatented mining claims located Lander County, Nevada for a term of ten (10) years and may be renewed in ten (10) year increments The Company may terminate these leases at any time.

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

 Until production is achieved, the Company’s lease payments (deemed “advance minimum royalties”) consist of an initial payment of $13,616 upon signing of the lease, followed by annual payments according to the following schedule for each lease:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary	$12,000
On or before each of the 2nd and 3rd Anniversary	15,000
On or before each of the 4th and 5th Anniversary	20,000
On or before each of the 6th and 7th Anniversary	25,000
On or before each of the 8th and 9th Anniversary	30,000
10th Anniversary and subsequent anniversaries so long the agreement shall remain in effect	40,000

In the event that the Company produces gold or other minerals from these leases, the Company agrees to pay lessor a production royalty of equal to 4% of net smelter returns for all products extracted, produced and sold from this property after recoupment of the advance minimum royalty payments previously made to lessor pursuant to the payment table above. No production royalty shall be payable on rock, dirt, limestone, or similar materials used by lessee in its operations. The Company has the right to buy down the production royalties by payment of $1,500,000 for the first one percent (1%) on or before completion of a positive feasibility study and another one percent (1%) by making cash payment of $2,500,000 on or before achievement of commercial production. The Leases also requires the Company to spend a total of $100,000 on work expenditures on this property for the period from lease signing until 5th anniversary, $150,000 on work expenditures on this property for the period from the 6th anniversary until 10th anniversary and $200,000 on work expenditures on this property per year on the 11th anniversary and annually thereafter.

The Company is required to make annual claim maintenance payments to the Bureau of Land Management and to the counties in which its property is located. If the Company fails to make these payments, it will lose its rights to the property.

Agreements Purchased from Continental Resources Group, Inc.

Our wholly owned subsidiary, Continental Resources Acquisition Sub, Inc. was formed in July 2011 to purchase substantially all of the assets of Continental, which assets included 100% of the outstanding shares of common stock of Green Energy Fields, Inc. and ND Energy Inc.  The purchased assets include certain agreements in uranium mining claims in Arizona, California and North Dakota.

Uranium Lease Agreements

In connection with the execution of the Membership Interests Sale Agreements of Secure Energy LLC, a majority-owned subsidiary of ND Energy, Inc. and Green Energy, Inc., we acquired the following Uranium lease agreements:

1)	Slope County, North Dakota, Lease 1 and 2

On June 28, 2007, Secure Energy, LLC, signed a 20 year mining lease to develop and operate 472.8 acres of uranium mining properties in the Slope County, North Dakota. We prepaid the annual payment of $10 per net acre for eight years amounting to $36,717 at the date of signing. We will pay a production royalty of $0.75 per pound of all uranium sales.

2)	Slope County, North Dakota, Lease 3

On November 23, 2007, Secure Energy, LLC signed a 10 year mining lease, with right to extend an additional 10 years to develop and operate 554.24 acres of uranium mining properties in the Slope County, North Dakota. We prepaid the annual payment of $10 per net acre for ten years amounting to $53,775 at the date of signing. We will pay a production royalty of $0.75 per pound of all uranium sales or 5% of net proceeds from the sale of uranium bearing ores.

Royalty agreements

On April 26, 2010, through our Parent Company, Continental entered into a purchase and royalty agreement with an affiliated company for which the Director of Continental, Daniel Bleak is the President. Continental had purchased a 100% interest in certain 86 unpatented lode mining claims located in Mohave County, Arizona.  The purchase price of these mining claims was $65,000 in cash and 200,000 shares of Continental’s common stock.  We will pay a 3% net smelter returns royalty on all uranium sales. We shall have the right to reduce the royalty from 3% to 0% by paying the aggregate sum of $1,500,000 ($500,000 for each 1%).

On May 27, 2011, through our Parent Company, Continental entered into a purchase and sale agreement with Absaroka Stone LLC pursuant to which Continental agreed to purchase certain unpatented mining claims commonly known as the “Uinta County (Carnotite) Uranium Prospect” located in the Uinta County of Wyoming.  Pursuant to the terms of the agreement, Absaroka Stone LLC agreed not to stake for its own account any additional mining claims within a 15 mile radius of the property.  Any additional mining claims to be located within a 15 mile radius of the property (the “Claim Body”) were to be located, staked and filed by Continental, at its expense and held in its name.  In consideration for the purchase, Continental paid Absaroka Stone LLC $15,000 upon execution of the agreement.  Continental agreed to spend a minimum of $200,000 relating to location, maintenance, exploration, development or equipping any one or more of the mining claims that comprise the Claim Body for commercial production within 24 months from the date of the agreement.  If we fail to incur a minimum of $200,000 in expenses related to the foregoing within 24 months, we shall pay an aggregate sum of $50,000 to Absaroka Stone LLC. Pursuant to the terms of the agreement, we would pay a 1% gross royalty to Absaroka Stone LLC on any revenues derived from the sale of all uranium-vanadium, gold, silver, copper and rare earth ores or concentrates produced from the Claim Body, up to an aggregate of $1,000,000.  We have the option to eliminate the royalty obligations by paying Absaroka Stone LLC an aggregate payment of $1,000,000.

Off-Balance Sheet Arrangements

 Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pershing Gold Corporation
 (Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Pershing Gold Corporation (formerly Sagebrush Gold Ltd.) (Exploration Stage Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2011, the period from February 10, 2010 (Inception) to December 31, 2010 and the period from the inception of exploration stage from September 1, 2011 to December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pershing Gold Corporation (formerly Sagebrush Gold Ltd.) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011, the period from February 10, 2010 (Inception) to December 31, 2010 and the period from the inception of exploration stage from September 1, 2011 to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ KBL, LLP
New York, New York
April 12, 2012

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,670,567	$509,550
Restricted cash - current portion	-	560,000
Marketable securities - trading securities	100,000	-
Other receivables	113,241	-
Prepaid expenses - current portion	463,737	49,882
Deferred financing cost	50,919	-
Due from parent company	347,335	-
Assets of discontinued operations - current portion	61,050	1,037,054

Total Current Assets	4,806,849	2,156,486

OTHER ASSETS:
Restricted cash - long-term portion	-	500,000
Prepaid expenses - long-term portion	37,759	-
Property and equipment, net	8,031,103	33,524
Mineral rights	8,501,071	-
Reclamation bond deposit	4,557,629	-
Deposits	51,000	-
Assets of discontinued operations - long term portion	-	87,662

Total Other Assets - Net	21,178,562	621,186

Total Assets	$25,985,411	$2,777,672

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$821,111	$56,479
Senior convertible promissory notes, net of debt discount	1,066,445	-
Convertible promissory note, net of debt discount	118,487	-
Note payable - related party, net of debt discount	510,832	-
Derivative liability	6,295,400	-
Liabilities of discontinued operation	21,622	44,850

Total Liabilities	8,833,897	101,329

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Convertible Series A Preferred stock ($.0001 Par Value; 50,000,000 Shares Authorized; none issued and outstanding as of December 31, 2011 and 2010, respectively)	-	-
Convertible Series B Preferred stock ($.0001 Par Value; 8,000,000 Shares Authorized; 500,000 and none issued and outstanding as of December 31, 2011 and 2010, respectively)	50	-
Convertible Series C Preferred stock ($.0001 Par Value; 3,284,396 Shares Authorized; 3,284,396 and none issued and outstanding as of December 31, 2011 and 2010, respectively)	328	-
Common stock ($.0001 Par Value; 500,000,000 Shares Authorized; 142,773,113 and 22,135,805 shares issued and outstanding as of December 31, 2011 and 2010, respectively)	14,277	2,213
Additional paid-in capital	47,114,351	4,749,678
Accumulated deficit	(14,901,794)	(2,075,548)
Accumulated deficit since inception of exploration stage (September 1, 2011)	(15,074,534)	-

Total Pershing Gold Corporation Equity	17,152,678	2,676,343

Non-Controlling Interest in Subsidiary	(1,164)	-

Total Stockholders' Equity	17,151,514	2,676,343

Total Liabilities and Stockholders' Equity	$25,985,411	$2,777,672

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Period from February 10, 2010 (Inception)	For the Period from Inception of Exploration stage (September 1, 2011) through
	December 31, 2011	December 31, 2010	December 31, 2011

Net revenues	$-	$-	$-

Operating expenses:
Compensation and related taxes	1,425,451	228,333	1,082,079
Exploration cost	2,298,090	-	1,800,022
Consulting fees	6,475,520	354,090	5,571,179
General and administrative expenses	2,037,692	168,842	1,432,470

Total operating expenses	12,236,753	751,265	9,885,750

Operating loss from continuing operations	(12,236,753)	(751,265)	(9,885,750)

OTHER INCOME (EXPENSES):
Derivative expense	(5,198,206)	-	-
Change in fair value of derivative liability	6,902,806	-	6,902,806
Loss from disposal of assets	(174,030)	-	(174,030)
Settlement expense	(4,799,000)	-	(4,799,000)
Interest expense, net of interest income	(5,964,380)	-	(4,515,476)

Total other expenses - net	(9,232,810)	-	(2,585,700)

Loss from continuing operations before provision for income taxes	(21,469,563)	(751,265)	(12,471,450)

Provision for income taxes	-	-	-

Loss from continuing operations	(21,469,563)	(751,265)	(12,471,450)

Discontinued operations:
Loss (gain) from discontinued operations, net of tax	(3,088,373)	(1,271,232)	852,665

Net loss	(24,557,936)	(2,022,497)	(11,618,785)

Less: Net income (loss) attributable to non-controlling interest	1,164	-	(171,353)

Net loss attributable to Pershing Gold Corporation	(24,556,772)	(2,022,497)	(11,790,138)

Deemed preferred stock dividends	(3,284,396)	-	(3,284,396)

Net loss available to common stockholders	$(27,841,168)	$(2,022,497)	$(15,074,534)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.31)	$(0.04)	$(0.10)
Income (loss) from discontinued operations	$(0.04)	$(0.07)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	70,372,421	18,708,047	128,710,348

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 10, 2010 (INCEPTION) TO DECEMBER 31, 2011

	Preferred Stock - Series A $0.0001 Par Value		Preferred Stock - Series B $0.0001 Par Value		Preferred Stock - Series C $0.0001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance, February 10, 2010 (Inception)	-	$-	-	$-	-	$-	-	$-	$-	$-	$-	$-

Contribution of capital and net assets	-	-	-	-	-	-	-	-	22,500	(53,051)	-	(30,551)

Common stock issued to founders	-	-	-	-	-	-	12,090,000	1,209	-	-	-	1,209

Issuance of common stock for cash	-	-	-	-	-	-	6,512,000	651	3,689,698	-	-	3,690,349

Issuance of common stock in satisfaction of loans payable	-	-	-	-	-	-	600,000	60	359,940	-	-	360,000

Issuance of common stock for services	-	-	-	-	-	-	420,000	42	251,958	-	-	252,000

Contributed officer services	-	-	-	-	-	-	-	-	90,000	-	-	90,000

Stock-based compensation in connection with options granted	-	-	-	-	-	-	-	-	335,833	-	-	335,833

Recapitalization of Company including stock dividend	-	-	-	-	-	-	2,513,805	251	(251)	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(2,022,497)	-	(2,022,497)

Balance, December 31, 2010	-	-	-	-	-	-	22,135,805	2,213	4,749,678	(2,075,548)	-	2,676,343

Issuance of common stock for cash	-	-	-	-	-	-	8,421,000	842	3,422,574	-	-	3,423,416

Issuance of common stock in connection with the conversion of a promissory note into a current private placement	-	-	-	-	-	-	1,529,375	153	611,597	-	-	611,750

Issuance of common stock for services	-	-	-	-	-	-	1,350,000	135	1,117,365	-	-	1,117,500

Issuance of common stock in connection with the conversion of promissory notes	-	-	-	-	-	-	1,196,238	120	1,007,627	-	-	1,007,747

Issuance of common stock and preferred stock in connection with the acquisition of Arttor Gold LLC	-	-	8,000,000	800	-	-	13,000,000	1,300	1,976,280	-	-	1,978,380

Issuance of preferred stock in connection with the credit facility agreement and notes payable	2,250,000	225	-	-	-	-	-	-	2,699,775	-	-	2,700,000

Issuance of common stock in connection with the conversion of preferred stock	(2,250,000)	(225)	(7,500,000)	(750)	-	-	9,750,000	975	-	-	-	-

Issuance of preferred stock with warrants for cash	-	-	-	-	3,284,396	328	-	-	3,284,068	-	-	3,284,396

Issuance of common stock in connection with the exercise of warrants	-	-	-	-	-	-	5,295,480	530	(530)	-	-	-
												-
Issuance of common stock as incentive shares in connection with convertible promissory notes	-	-	-	-	-	-	750,000	75	749,925	-	-	750,000

Beneficial conversion feature in connection with a convertible promissory note	-	-	-	-	-	-	-	-	1,715,604	-	-	1,715,604

Preferred stock deemed dividend	-	-	-	-	-	-	-	-	3,284,396	$(3,284,396)	-	-

Issuance of common stock in connection with a put right and release settlement agreement	-	-	-	-	-	-	5,350,000	535	4,760,965	-	-	4,761,500

Issuance of common stock, warrants, and options in connection with an asset purchase agreement entered into with Continental Resources Group, Inc.	-	-	-	-	-	-	76,095,215	7,609	14,850,066	-	-	14,857,675

Stock-based compensation in connection with options granted	-	-	-	-	-	-	-	-	649,402	-	-	649,402

Stock-based compensation in connection with the assumed options and warrants attributable to post-combination services	-	-	-	-	-	-	-	-	2,235,439	-	-	2,235,439

Cancellation of common stock in connection with the separation agreement	-	-	-	-	-	-	(1,650,000)	(165)	75	(59,612)	-	(59,702)

Cancellation of common stock issued to a founder	-	-	-	-	-	-	(450,000)	(45)	45	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(24,556,772)	(1,164)	(24,557,936)

Balance, December 31, 2011	-	$-	500,000	$50	3,284,396	$328	142,773,113	$14,277	$47,114,351	$(29,976,328)	$(1,164)	$17,151,514

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Period from February 10, 2010 (Inception)	For the Period from Inception of Exploration stage (September 1, 2011) through
	December 31, 2011	December 31, 2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Pershing Gold Corporation	$(24,556,772)	$(2,022,497)	(11,790,138)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	325,928	8,928	325,928
Bad debts	500,000	-	500,000
Bad debts in connection with discontinued operations	98,544	70,500	37,750
Amortization of promotional advances	-	37,275	-
Amortization of debt discounts and deferred financing cost	5,233,317	-	3,949,522
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	280,000	-	116,669
Contributed officer services	-	90,000	-
Derivative expense	5,198,206	-	-
Change in fair value of derivative liability	(6,902,806)	-	(6,902,806)
Interest expense in connection with the conversion of notes payable	230,192	-	230,192
Gain from disposal of discontinued operations	(1,133,448)	-	(1,134,448)
Loss from disposal of assets	174,030	-	174,030
Non-controlling interest	(1,164)	-	171,184
Common stock issued for services	837,500	252,000	837,500
Common stock issued and included in settlement expense	4,761,500	-	4,761,500
Stock-based compensation	2,884,841	335,833	2,484,467
Changes in operating assets and liabilities:
Restricted cash - current portion	560,000	(560,000)	1,320,817
Other receivables	(13,333)	-	(13,333)
Prepaid expenses - current portion and other current assets	1,441,141	(49,882)	1,869,322
Assets of discontinued operations - current portion	200,883	(1,005,899)	141,378
Prepaid expenses - long-term portion	4,153	-	4,153
Restricted cash - long-term portion	500,000	(500,000)	500,000
Deposits	(1,000)	-	-
Assets of discontinued operations - long term portion	93,809	(87,662)	40,556
Accounts payable and accrued expenses	526,778	56,479	362,946
Liabilities of discontinued operation	1,257,133	44,850	50,352

NET CASH USED IN OPERATING ACTIVITIES	(7,500,568)	(3,330,075)	(1,962,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on note and loan receivable	-	(123,544)	-
Investment in marketable securities - trading securities	(100,000)	-	-
Increase in reclamation bond deposits	(1,715,629)	-	(1,715,629)
Cash used in acquisition of Gold Acquisition	(12,000,000)	-	-
Cash acquired from acquisition of Arttor Gold	2,000,100	-	-
Cash acquired in connection with the asset purchase agreement entered into with parent company	11,164,514	-	-
Proceeds from disposal of assets	133,431	-	133,431
Purchase of property and equipment	(70,220)	(42,452)	(66,248)

NET CASH USED IN INVESTING ACTIVITIES	(587,804)	(165,996)	(1,648,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock to founders	-	1,209	-
Proceeds from sale of common stock, net of issuance cost	3,423,416	3,690,349	3,177,416
Proceeds from sale of preferred stock	3,284,396	-	3,284,396
Proceeds from loan payable	-	160,000	-
Proceeds from note payable - related party	2,250,000	468,500	-
Proceeds from note payable	2,250,000	-	-
Advances received from parent company in connection with the asset purchase agreement	2,000,000	-	-
Proceeds from convertible promissory note - related party	100,000	-	-
Proceeds from convertible promissory notes	2,365,604	-	1,715,604
Collection on subscription receivable	30	-	-
Payments on related party advances	-	(178,866)	-
Payments on notes payable	(4,076,722)	(298,935)	(1,866,722)
Advances to parent company	(347,335)	-	48,745
Proceeds from related party advances	-	163,364	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,249,389	4,005,621	6,359,439

EFFECT OF EXCHANGE RATE ON CASH	-	-	1,649

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,161,017	509,550	2,750,183

CASH AND CASH EQUIVALENTS- beginning of period	509,550	-	920,384

CASH AND CASH EQUIVALENTS- end of year	$3,670,567	$509,550	$3,670,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$332,491	$1,065	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of loans payable	$-	$360,000	$-
Issuance of common stock for payment of notes payable and accrued interest	$1,007,747	$-	$1,007,747
Issuance of common stock in connection with the conversion of a promissory note into a current private placement	$611,750	$-	$611,750
Issuance of a note payable in connection with the acquisition of business	$8,000,000	$-	$-
Carrying value of assumed assets, liabilities and certain promotion rights agreement contributed from Golden Empire, LLC	$-	$(30,551)	$-
Common stock issued for prepaid services	$280,000	$-	$-
Beneficial conversion feature and debt discount in connection with the issuance of convertible promissory notes	$2,465,604	$-	$1,715,604
Debt discount in connection with the issuance of the credit facility agreement and notes payable	$1,800,000	$-	$-
Deferred financing cost in connection with the issuance of the credit facility agreement and notes payable	$900,000	$-	$-
Preferred stock deemed dividend	$3,284,396	$-	$3,284,396
Assumption of liabilities of Arttor Gold upon acquisition	$21,750	$-	$-
Purchase of other receivable of Arttor Gold upon acquisition	$30	$-	$-
Purchase of reclamation bond deposit of Gold Acquisition upon acquisition	$2,842,000	$-	$-
Purchase of property and equipment of Gold Acquisition upon acquisition	$8,656,929	$-	$-
Purchase of mineral rights of Gold Acquisition upon acquisition	$8,501,071	$-	$-
Common stock, warrants and options issued in connection with the asset purchase agreement entered into with parent company	$14,857,675	$-	$-
Purchase of prepaid expenses and deposits of parent company	$1,946,909	$-	$-
Purchase of note receivable of parent company in connection with the asset purchase agreement	$2,000,000	$-	$-
Purchase of property and equipment of parent company	$39,912	$-	$-
Assumption of liabilities of parent company	$293,659	$-	$-

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Pershing Gold Corporation  (the “Company”), formerly Sagebrush Gold Ltd., formerly The Empire Sports & Entertainment Holdings Co., formerly Excel Global, Inc. (the “Shell”), was incorporated under the laws of the State of Nevada on August 2, 2007. The Company operated as a web-based service provider and consulting company.  In September 2010, the Company changed its name to The Empire Sports & Entertainment Holdings Co, which was subsequently changed to Sagebrush Gold Ltd. on May 16, 2011. On February 27, 2012, the Company changed its name to Pershing Gold Corporation.

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

On October 8, 2010, the Company had administratively entered into a series of agreements with the purpose of transferring certain of the residual assets and liabilities which were owned by the Shell with which the Company did a reverse merger on September 29, 2010. These agreements were effectively consummated on the date of reverse merger. The agreements transferred certain assets and liabilities in connection with a website business to the former shareholders of the Shell in exchange for 17,596,603 shares of the Company's common stock.  Management believes that the fair value of the shares received for those assets and liabilities was not material. The shares were cancelled immediately upon receipt.

Prior to the Exchange, the Company was a shell company with no business operations.

The Exchange was accounted for as a reverse-merger and recapitalization. Empire was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange were those of Empire and was recorded at the historical cost basis of Empire, and the consolidated financial statements after completion of the Exchange included the assets and liabilities of the Company and Empire, historical operations of Empire and operations of the Company from the closing date of the Exchange.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Empire was incorporated in Nevada on February 10, 2010 to succeed to the business of its predecessor company, Golden Empire, LLC (“Golden Empire”), which was formed and commenced operations on November 30, 2009. Empire was principally engaged in the production and promotion of music and sporting events. The Company had assumed all assets, liabilities and certain promotion rights agreements entered into by Golden Empire at carrying value of ($30,551) which approximated fair value on February 10, 2010. Golden Empire ceased operations on that date. The results of operations for the period from January 1, 2010 to February 9, 2010 of Golden Empire were not material. Additionally, the services performed by the President of Golden Empire were presented as “Contributed Officer Services” in the Company’s Statement of Stockholders’ Equity because from January 1, 2010 on, the officer had performed services solely for Empire. As a result of the Exchange, Empire became a wholly-owned subsidiary of the Company and the Company succeeded to the business of Empire as its sole line of business.

A newly-formed wholly-owned subsidiary, EXCX Funding Corp., a Nevada corporation was formed in January 2011 for the purpose of entering into a Credit Facility Agreement in February 2011 (see Note 8).

On April 26, 2011, a shareholder agreement (the “Shareholder Agreement”) was executed and entered into between Empire, Concert International Inc. (“CII”) and Capital Hoedown Inc.  (“Capital Hoedown”). Pursuant to the Shareholder Agreement, Empire has the right to select two directors, and CII has the right to select one director of Capital Hoedown. Based on the Shareholder Agreement, Empire had owned 66.67% and CII had owned 33.33% of the corporate joint venture. Contemporaneously with the execution of the Shareholder Agreement, Empire issued a revolving demand loan to CII and Denis Benoit, up to a maximum amount of $500,000.  Additionally, Empire issued a revolving demand loan to the Company’s majority owned subsidiary, Capital Hoedown Inc., up to a maximum amount of $4,000,000 which bears 10% interest per annum and payable on the earlier of the termination date on January 15, 2012 or upon demand by Empire. Such loan to the Company’s former majority owned subsidiary, Capital Hoedown Inc., was considered an intercompany transaction and as such was eliminated at consolidation. On September 1, 2011, the Company exited the sports and entertainment business and disposed of its Empire subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between the Company, Empire and CII.  Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011.   Pursuant to the SPA, the Company agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to the Company which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered a subsidiary of the Company.

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

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

A newly-formed wholly-owned subsidiary, Noble Effort Gold, LLC, a Nevada corporation was formed in June 2011.

A newly-formed wholly-owned subsidiary, Continental Resources Acquisition Sub, Inc., a Florida corporation was formed in July 2011.

A newly-formed wholly-owned subsidiary, Gold Acquisition Corp., a Nevada corporation was formed in August 2011.

On July 22, 2011, the Company, Continental Resources Acquisition Sub, Inc., the Company’s wholly-owned subsidiary (“Acquisition Sub”), and Continental Resources Group, Inc. (“Continental”), entered into an asset purchase agreement (the “Purchase Agreement”) and, through the Acquisition Sub, closed on the purchase of substantially all of the assets of Continental (the “Asset Sale”) in consideration for (i) shares of the Company’s common stock (the “Shares”) which was equal to eight Shares for every 10 shares of Continental’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of Continental’s common stock such that the Company shall deliver to the holders of Continental’s warrants, warrants to purchase shares of the Company’s common stock (the “Warrants”) which was equal to one Warrant to purchase eight shares of the Company’s common stock for every warrant to purchase ten shares Continental’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder such that the Company shall deliver to Continental’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of the Company’s common stock issuable under the Company’s equity incentive plan which shall be equal to one option to purchase eight shares of the Company’s common stock for every option to purchase 10 shares of Continental’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option. Under the terms of the Agreement, the Company purchased from Continental substantially all of its assets, including, but not limited to, 100% of the outstanding shares of common stock of the Continental’s wholly-owned subsidiaries (Green Energy Fields, Inc., and ND Energy, Inc.). Upon the closing of the Asset Sale, Acquisition Sub assumed the Assumed Liabilities (as defined in the Agreement) of Continental.

After giving effect to the foregoing, the Company issued 76,095,214 shares of its Common Stock, 41,566,999 stock warrants, and 2,248,000 stock options following the transaction.

Consequently, the issuance of 76,095,214 shares of the Company’s common stock to Continental accounted for approximately 67% of the total issued and outstanding stocks of the Company as of July 22, 2011 and the Company became a majority owned subsidiary of Continental, the parent company, (Continental may also be referred to as the “Parent Company”). As of December 31, 2011, Continental holds 53.30% of interest in the Company.

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

On February 27, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to change its name to “Pershing Gold Corporation” from “Sagebrush Gold Ltd.”

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of December 31, 2011. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

At September 30, 2011, the Company had in its Quarterly Report on Form 10-Q/A an explanatory paragraph in respect to the substantial doubt of the Company’s ability to continue as a going concern even though it had raised approximately $5.2 million through the sale of its common stock and preferred stock and approximately $7 million from issuance of convertible notes. As reflected in the accompanying consolidated financial statements for the year ended December 31, 2011, the Company had a net loss of $ 24,557,936 and $7,500,568 of net cash used in operations. At December 31, 2011the Company had a working capital deficiency of $4,027,048. Additionally at December 31, 2011, the Company had an accumulated deficit of approximately $30 million. However, of the $24,557,936 of net loss for the year ended December 31, 2011, $12,486,640 consisted of non cash expenses such as stock based compensation to certain employees and consultants, derivative expense, amortization of debt discount, and non- cash interest and settlement expense. As of December 31, 2011, the Company has cash and cash equivalents for a total of approximately $3.7 million. Between January 2012 and March 2012, the Company has received additional gross proceeds by way of private offering of approximately $775,000, collection of a note receivable for $930,000, issuance of a note payable of $500,000 and sale of a portion of the option consideration related to an option agreement for $355,000 (see Note 16). In addition on April 2, 2012, the Company sold 4,300,000 shares of common stock to certain investors for an aggregate purchase price of $1,505,000. The Company anticipates selling the remaining option consideration received in January 2012 for the remainder of 2012 to increase the Company’s working capital. Based on the Company’s historical use of cash and other mitigating factors, management believes that the Company has met its expected needs required to support its operations for the next 12 months.

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

Use of Estimates and Assumptions

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, allowance for bad debts, the useful life of property and equipment, the fair values of certain promotional contracts and the assumptions used to calculate fair value of options granted and derivative liability, beneficial conversion on convertible notes payable,  capitalized mineral rights, asset valuations, common stock issued for services and common stock issued in connection with an acquisition.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling interests in consolidated financial statements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of December 31, 2011, the Company recorded a deficit non-controlling interest balance of $1,164 in connection with a majority-owned subsidiary of ND Energy, Inc. and Green Energy, Inc. (Secure Energy LLC), as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At December 31, 2011, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Marketable securities

Marketable securities that the Company invests in publicly traded equity securities and are generally restricted for sale under Federal securities laws. The Company’s policy is to liquidate securities received when market conditions are favorable for sale. Since these securities are often restricted, the Company is unable to liquidate them until the restriction is removed. Marketable securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” the Company’s marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group (formerly known as the Pink Sheets). Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income and classified within interest and other income, net, in the accompanying consolidated statements of operations.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s former majority owned subsidiary, Capital Hoedown, is the Canadian dollar (“CAN”), the official currency of Canada. Capital accounts of the consolidated financial statements are translated into United States dollars from CAN at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet dates. Income and expenditures are translated at the average exchange rates for the year ended December 31, 2011. A summary of the conversion rates for the periods presented is as follows:

December 31, 2011
Period end CAN: U.S. dollar exchange rate	0.9804
Average twelve month period CAN: U.S. dollar exchange rate	1.0115

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

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2011 to December 31, 2011:

Conversion feature derivative liability
Balance at January 1, 2011	$-
Recognition of derivative liability	13,198,206
Change in fair value included in earnings	(6,902,806)
Balance at December 31, 2011	$6,295,400

Investment measured at fair value on a recurring basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities –trading	$100,000	$-	$-

The Company categorizes the securities as trading securities.  The Company’s investments in publicly traded equity securities are classified as Level 1 assets as their fair values are readily determinable and based on quoted market prices. Unrealized gains or losses on marketable securities -trading are included in earnings.

The carrying amounts reported in the balance sheet for cash and cash equivalents, restricted cash, other receivables, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the convertible promissory note and notes payable at December 31, 2011, approximate their respective fair value based on the Company’s incremental borrowing rate. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted cash

The Company considers cash that was held as a compensating balance for letter of credit arrangements.

Restricted cash – current and long term portion, consisted of the following:

	December 31, 2011	December 31, 2010
Letter of credit arrangements – current portion	$-	$560,000
Letter of credit arrangements – long-term portion	-	500,000
	$-	$1,060,000

During the period ended December 31, 2010, letter of credit arrangements were held primarily in certificates of deposit as security in accordance with the terms of the employment agreements with the Company’s former Chief Executive Officer and Executive Vice President. The letter of credit may be reduced after six months, and after each six month period thereafter, in increments of $250,000. Restricted cash long-term portion during the period ended December 31, 2010 represents the amount that may be reduced after 1 year. These letter of credit arrangements were terminated during third quarter of fiscal 2011.

Prepaid expenses

Prepaid expenses – current portion of $463,737 and $49,882 at December 31, 2011 and 2010, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments (in cash and common stock) of public relation services, consulting and business advisory services, and prepaid insurance and mineral lease which are being amortized over the terms of their respective agreements. Prepaid expenses – long term portion of $37,759 and $0 at December 31, 2011 and 2010, respectively, consist primarily of costs paid for future mineral lease payments after one year.

Mineral property acquisition and exploration costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the year ended December 31, 2011, the Company incurred exploration cost of $2,298,090.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 930-805, states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 805. ASC 805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims. ASC 930-805-30-1 and 30-2 provides that in fair valuing mineral assets, an acquirer should take into account both:

•	The value beyond proven and probable reserves ("VBPP") to the extent that a market participant would include VBPP in determining the fair value of the assets.
•	The effects of anticipated fluctuations in the future market price of minerals in a manner that is consistent with the expectations of market participants.

In order to fair value the mineral rights acquired, management utilized a compilation and review report prepared by a third-party which documented the estimated indicated and inferred mineral resources related to the Relief Canyon Mine property. Based on these findings, management determined that the fair value of the acquired mineral right amounted to $8,501,071 in connection with the acquisition of the Relief Canyon Mine Property (see Note 3). The Company has recorded the acquired mineral right’s fair value as mineral rights on the consolidated balance sheet as a separate component of property, plant and equipment. If proven and probable reserves are established for the property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve. For mineral rights in which proven and probable reserves have not yet been established, the Company assesses the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  On December 31, 2011, based on managements’ review of the carrying value of mineral rights related to the acquisition of Relief Canyon Mine, management determined that there is no evidence that this acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights related to the acquisition of Relief Canyon Mine was required.

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

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

Impairment of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable.  Long-lived assets in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property, whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered, even though a viable mine has been discovered. The tests for long-lived assets in the exploration stage would be monitored for impairment based on factors such as current market value of the long-lived assets and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not consider it necessary to record any impairment charges of long-lived assets for the year ended December 31, 2011 and for the period from February 10, 2010 (inception) to December 31, 2010.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Environmental remediation liability

The Company has posted bonds with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in an amount equal to the maximum cost to reclaim land disturbed in its mining process. The Company posted a reclamation bond deposit of $4,557,629 to provide surface reclamation coverage for the Relief Canyon Mine, as required by the BLM to secure remediation costs if the project is abandoned or closed. Due to its investment in the bond and the close monitoring of the BLM Nevada State Office, the Company believes that it has adequately mitigated any liability that could be incurred by the Company to reclaim lands disturbed in its mining process. The Company also posted a surface management bond with BLM for a total of $50,000 for its two wholly owned subsidiaries, Arttor Gold and Noble Effort Gold LLC and was included in deposits as reflected in the accompanying consolidated balance sheets.

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

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising is expensed as incurred. For the year ended December 31, 2011, advertising expense totaled $441,064 and for the period from February 10, 2010 (inception) to December 31, 2010, advertising expense totaled $41,003. Such expense is included in loss from discontinued operations on the accompanying consolidated statement of operations.

Basic and Diluted Net Loss per Share

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

	For the year ended December 31, 2011	For the period from February 10, 2010(Inception) to December 31, 2010
Numerator:
Loss from continuing operations	$(21,469,563)		$(751,265)
Loss from discontinued operations	$(3,088,373)		$(1,271,232)

Denominator:
Denominator for basic and diluted loss per share
(weighted-average shares)	70,372,421		18,708,047

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.31)	$	(0.04)
Loss from discontinued operations	$(0.04)	$	(0.07)

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on our loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	December 31, 2011	December 31, 2010
Common stock equivalents:
Stock options	3,548,000	2,850,000
Stock warrants	35,603,142	-
Convertible preferred stock	8,710,990	-
Convertible promissory notes embedded conversion feature	22,030,656	-
	69,892,788	2,850,000

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

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update does not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update does not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (ASC Topic 350) – Testing of Goodwill for Impairment. This ASU simplifies how entities test goodwill for impairment. The amendments under this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This update does not have a material impact on the Company’s consolidated financial statements.

On December 31, 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the ASU requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The ASU is effective for annual reporting periods beginning on or after January 1, 2013. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition, results of operations and cash flows. This update is not expected to have a material impact on the Company’s consolidated financial statements.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 3 – DISCONTINUED OPERATIONS

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

In September 2011, the Company decided to discontinue its sports and entertainment business and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation. As a result, the Company will no longer be engaged in or pursue agreements with artists or athletes for sports and entertainment promotion and events, and will focus its activities exclusively on its new business segment, gold exploration as a junior exploration company. On September 1, 2011, the Company disposed its Empire subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between the Company, Empire and CII. Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011. Pursuant to the SPA, the Company agreed to sell Empire to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to the Company which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered a subsidiary of the Company. As of December 31, 2011, note receivable, net of allowance for bad debt of $500,000, amounted to $0 and interest receivable of $13,333 was included in other receivables.

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of the sports and entertainment business.  The carrying amounts of the major classes of these assets and liabilities as of December 31, 2011 and 2010 are summarized as follows:

	December 31, 2011	December 31, 2010
Assets:
Accounts receivable, net (1)	$44,300	$293,990
Notes and loan receivable (2)	16,750	123,544
Advances, participation guarantees and Other receivables, net (3)	-	526,296
Prepaid expenses (5)	-	93,224
Advances – long term portion (3)	-	49,153
Deposits	-	38,509

Assets of discontinued operations	61,050	1,124,716

Liabilities:
Accounts payables and accrued expenses	$21,622	$44,850
Liabilities of discontinued operations	$21,622	$44,850

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 3 – DISCONTINUED OPERATIONS (continued)

(1)
Accounts receivable - The Company has a policy of reserving for accounts receivable based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2011 and 2010, management determined that an allowance is necessary which amounted to $131,226 and $30,500, respectively. The Company recorded bad debt expense of $98,544 for the year ended December 31, 2011.Such bad debt expense relates to the discontinued operations and is included in the loss from discontinued operations. At December 31, 2011 and 2010, accounts receivable net of allowance for bad debts amounted to $44,300 and $293,990, respectively, and was included in the assets of discontinued operations as reflected in accompanying consolidated balance sheet.

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

Between December 2010 and June 2011, the Company loaned $33,500 of demand promissory notes to a third party. The notes are due on demand and are non-interest bearing. However unpaid principal after the lender’s demand shall accrue interest at 5% per annum until paid. The Company recorded bad debt expense of $16,750 in connection with this note receivable during the year ended December 31, 2011.Such bad debt expense relates to the discontinued operations and is included in the loss from discontinued operations. As of December 31, 2011 and, 2010, the balance of this note was $16,750 and $15,000, respectively.

In November 2010, the Company loaned a total of $18,000 to Denis Benoit, the president of CII, in exchange for promissory notes. The notes were due on August 31, 2011 and bore interest at 4% per annum. The borrower had the option of paying the principal sum to Empire prior to the due date without penalty. Empire had loaned to CII and Denis Benoit, up to a maximum amount of $500,000 in the form of a revolving demand loan executed on April 26, 2011.  The revolving demand loan bore 10% interest per annum and was payable on the earlier of the termination date, on January 15, 2012, or upon demand by Empire. The Company has recognized a loss from disposal of discontinued operations of $459,270 plus interest of $22,183 which represents the total loan and interest receivable balance from CII and Denis Benoit as of September 1, 2011.

(3)
Advances, participation guarantees and other receivables - Advances receivable represent cash paid in advance to athletes for their training. The Company has the right to offset the advances against the amount payable to such athletes for their future sporting events. The amounts advanced under such arrangements are short-term in nature. Promotional advances represented signing bonuses paid to athletes upon signing the promotional agreements with the Company. Promotional advances were amortized over the terms of the promotional agreements, generally from three to four years. During the year ended December 31, 2011, amortization of these promotional advances amounted to $8,643 which has been included in loss from discontinued operations. The carrying amount of the assigned promotional advances of $59,612 were allocated to retained earnings as a result of the separation agreement entered into between the Company and the former president of the Company on March 28, 2011 in accordance with ASC 505-30 “Treasury Stock” (see Note 11). Advances, participation guarantees and other receivables (short- term and long-term) consisted of the following:

	December 31, 2011	December 31, 2010
Advances receivable	$-	$13,250
Promotional advances – current portion	-	34,572
Promotional advances – long-term portion	-	49,153
Refundable advance	-	205,000
Participation guarantees, net of allowance	-	255,000
Other receivables	-	18,474
	$-	$575,449

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 3 – DISCONTINUED OPERATIONS (continued)

For the year ended December 31, 2011, the Company recorded a gain from the sales of its subsidiary as follows:

Consideration received in connection with the SPA:
Promissory note from CII	$500,000
Total consideration received	500,000

Add: net liabilities of former subsidiaries on September 1, 2011 assumed by CII	622,528
Gain on disposal of discontinued operations, net of tax	$1,122,528

The following table sets forth for the year ended December 31, 2011 and for the period from February 10, 2010 (inception) to December 31, 2010, indicated selected financial data of the Company's discontinued operations of its sports and entertainment business.

	December 31, 2011	December 31, 2010
Revenues (4)	$3,041,329	$906,639
Cost of sales (5)	5,060,393	444,648
Gross profit (loss)	(2,019,064)	461,991
Operating and other non-operating expenses	(2,191,837)	(1,733,223)

Loss from discontinued operations	(4,210,901)	(1,271,232)
Gain from sale of sports and entertainment business	1,122,528	-

Loss from discontinued operations	$(3,088,373)	$(1,271,232)

(4) Revenues - The Company recorded revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 3 – DISCONTINUED OPERATIONS (continued)

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

The following policies reflect specific criteria for the various revenue streams of the Company:

•
 Revenue from ticket sales was recognized when the event occurred. Advance ticket sales and event-related revenues for future events were deferred until earned, which is generally once the events were conducted. The recognition of event-related expenses was matched with the recognition of event-related revenues.

•
 Revenue from participation guarantee fee, sponsorship, advertising, television/cable distribution agreements, promoter and advisory service agreements was recognized in accordance with the contract terms, which were generally at the time events occurred.

•	Revenue from the sale of products was recognized at the point of sale at the live event concession stands.

	For the Year Ended December 31, 2011			For the period from February 10, 2010 (Inception) to December 31, 2010
		$	% of Total		$	% of Total
Live events – ticket sales, promoter’s fee and related revenues	$2,675,980		88%	$772,250		85%
Television rights fee	-		-	101,889		11%
Concession fees	284,503		9%	-		-
Advertising – sponsorships	80,846		3%	32,500		4%
Total	$3,041,329		100%	$906,639		100%

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 3 – DISCONTINUED OPERATIONS (continued)

For the year ended December 31, 2011, the Company recognized revenues from promoter, advisory fee, and concession fees from live events of $606,422 from five companies that accounted for 3%, 3%, 3%, 3% and 8%, respectively, of the total net revenues. For the period from February 10, 2010 (Inception) to December 31, 2010, the Company recognized revenues from television rights fee and advisory fee from live events of approximately $740,000 from three companies that accounted for 82% of the total net revenues.

(5) Cost of revenue and prepaid expenses - Costs related to live events were recognized when the event occurs. Event costs paid prior to an event are capitalized to prepaid expenses and then charged to expense at the time of the event. Cost of other revenue streams are recognized at the time the related revenues are realized. Prepaid expenses of $93,224 at December 31, 2010 consist primarily of costs paid for future sports and entertainment events which occurred within a year.

NOTE 4 – ACQUISITIONS

Arttor Gold

On May 24, 2011, the Company entered into four limited liability company membership interests purchase agreements with the owners of Arttor Gold.  Each of the owners of Arttor Gold sold their interests in Arttor Gold in privately negotiated sales resulting in the Company acquiring 100% of Arttor Gold.  Pursuant to the Agreements, the Company issued 8,000,000 shares Series B Convertible Preferred Stock, and 13,000,000 shares of its common stock in exchange for 100% membership interests in Arttor Gold. Each share of Series B Preferred Stock is convertible into one share each of the Company’s common stock. As a result of this transaction, on May 24, 2011, Arttor Gold became a wholly-owned subsidiary of the Company.

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

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 4 – ACQUISITIONS (continued)

Unaudited pro forma results of operations data as if the Company and Arttor Gold had occurred as of February 10, 2010, the inception date, are as follows:

	The Company and Arttor Gold For the year ended December 31, 2011	The Company and Arttor Gold from February 10, 2010 (Inception Date) to December 31, 2010
Pro forma revenues	$-	$-
Pro forma loss from operations	(21, 501,213)	(751,625)
Pro forma net loss	(24,589,586)	(2,022,497)
Pro forma loss per share	$(0.35)	$(0.11)
Pro forma diluted loss per share	$(0.35)	$(0.11)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at inception date or February 10, 2010 and is not intended to be a projection of future results.

Continental Resources Group, Inc.

On July 22, 2011, the Company, Acquisition Sub, and Continental, entered into a Purchase Agreement and, through Acquisition Sub, closed on the purchase of substantially all of the assets of Continental (the “Asset Sale”) in consideration for (i) shares of the Company’s common stock (the “Shares”) which shall be equal to eight Shares for every 10 shares of Continental’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of Continental’s common stock such that the Company shall deliver to the holders of Continental’s warrants, warrants to purchase shares of the Company’s common stock (the “Warrants”) which shall be equal to one Warrant to purchase eight shares of the Company’s common stock for every warrant to purchase ten shares Continental’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder such that the Company shall deliver to Continental’s option holders, options (the “Options”) to purchase an aggregate of such number of shares of the Company’s common stock issuable under the Company’s equity incentive plan which shall be equal to one option to purchase eight shares of the Company’s common stock for every option to purchase 10 shares of Continental’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option. The exercise price of the Warrants and the strike price of the Options shall be determined and certified by an officer of the Company.  Upon the closing of the Asset Sale, Acquisition Sub assumed the Assumed Liabilities (as defined in the Purchase Agreement) of Continental.  Under the terms of the Purchase Agreement, the Company purchased from Continental substantially all of its assets, including, but not limited to, 100% of the outstanding shares of common stock of the Continental’s wholly-owned subsidiaries (Green Energy Fields, Inc., and ND Energy, Inc.) Upon the closing of the Asset Sale, Acquisition Sub will assume the Assumed Liabilities (as defined in the Purchase Agreement) of Continental. After giving effect to the foregoing, the Company issued 76,095,214 shares of its common stock, 41,566,999 stock warrants, and 2,248,000 stock options following the transaction. Consequently, the issuance of 76,095,214 shares of the Company’s common stock to Continental accounted for approximately 67% of the total issued and outstanding stocks of the Company as of July 22, 2011 and the Company became a majority owned subsidiary of Continental, the Parent Company. As of December 31, 2011, Continental holds 53.30% of interest in the Company.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 4 – ACQUISITIONS (continued)

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

Prior to the asset purchase agreement, the Company's Member of the Board of Directors, Barry Honig held 2,685,000 shares of Continental directly and certain entities under Mr. Honig’s control and family members held 3,075,838 shares of Continental. Additionally, one of the shareholders of the Company held 4,569,252 shares of Continental prior to such agreement. Though there were common ownership between the Company and Continental, through the Company's Board Member and a stockholder, both interest in the Company only accounted for a total of 15% upon the consummation of the asset purchase agreement.

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

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 4 – ACQUISITIONS (continued)

On July 18, 2011, the Company borrowed $2,000,000 from its Parent Company, Continental, and issued them an unsecured 6% promissory note. On July 22, 2011, in connection with the Purchase agreement, the Company acquired the note receivable which was payable to Continental and included the acquisition of the $2,000,000 note receivable as part of the purchase price allocation. Accordingly, the acquired note receivable was eliminated against the note payable on the Company’s financial statements.

Unaudited pro forma results of operations data as if the Company and the subsidiaries of Continental had occurred are as follows:

	For the year ended December 31, 2011	From February 10, 2010 (Inception) to December 31, 2010
Pro forma revenues	$-	$-
Pro forma loss from operations	(27,513,708)	(3,379,576)
Pro forma net loss	(33,622,422)	(4,711,979)
Pro forma loss per share	$(0.48)	$(0.25)
Pro forma diluted loss per share	$(0.48)	$(0.25)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred and is not intended to be a projection of future results.

Gold Acquisition Corp.

On August 30, 2011, the Company, through Gold Acquisition acquired the assets of Relief Canyon located in Pershing County, near Lovelock, Nevada, for an aggregate purchase price consisting of: (i) $12,000,000 cash and (ii) $8,000,000 of senior secured convertible promissory notes (collectively, the “Notes”) issued to sellers. The Company acquired Relief Canyon assets, a previously operating gold mine owned by Firstgold Corp. (“Firstgold”) (previously named Newgold, Inc.). The Relief Canyon mining project is located to the northeast of Reno, Nevada. Firstgold was founded in 1995 and on or about January 27, 2010, Firstgold filed a voluntary petition (the “Case”) under chapter 11 of title 11 of the United States Code commencing Case No.  BK-N-10-50215- GWZ in the United States Bankruptcy Court, District of Nevada (the “Court”).  On December 17, 2010, the Court entered its Order Authorizing And Approving: (1) Sale Of Real Property And Certain Personal Property Assets Pursuant To 11 U.S.C. § 363 Free And Clear Of Liens, Claims, and Interests; and (2) Assumption and Assignment Of Executory Contracts and Unexpired Leases Under 11 U.S.C. § 365; and (3) Related Relief entered December 17, 2010 (the “Sale Order”), docket number 328 in the Case, pursuant to which Platinum (as collateral agent) was approved as the successful “back up bidder” for the assets (the “Relief Canyon Mining Assets”) described in the Asset Purchase Agreement, dated as of April 2011 (the “APA”), between Platinum and Firstgold.  The Relief Canyon Mining Assets, as described in the APA, include any rights of Firstgold in any reclamation bonds or funds on deposit with the Bureau of Land Management pertaining to the Relief Canyon Mine, in an amount of approximately $2.8 million.  On August 30, 2011, pursuant to the Sale Order, the Company purchased 100% of the Relief Canyon Mining Assets through Gold Acquisition's acquisition of Platinum's rights under the APA which acquisition includes mining and mill-site claims. Accordingly, no unaudited pro forma results of operations data are available for this asset acquisition.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 4 – ACQUISITIONS (continued)

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

Reclamation bond	$2,842,000
Property and equipment	8,656,929
Mineral rights	8,501,071
Net purchase price	$20,000,000

NOTE 5 – MARKETABLE SECURITIES

Marketable securities –trading securities at December 31, 2011 consist of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities	$100,000	$—	$—	$100,000

Total	$100,000	$—	$—	$100,000

Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income and classified within interest and other income, net, in the accompanying consolidated statements of operations.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	December 31, 2011	December 31, 2010
Furniture and fixtures	5 years	$20,000	$14,057
Office and computer equipments	5 years	26,606	21,145
Land	-	266,977	-
Building and improvements	5 - 25 years	727,965	-
Site costs	10 years	1,272,732	-
Crushing system	20 years	2,256,943	-
Process plant and equipments	10 years	3,115,266	-
Vehicles and mining equipments	5 - 10 years	659,622	7,250
		8,346,111	42,452
Less: accumulated depreciation		(315,008)	(8,928)

		$8,031,103	$33,524

For the year ended December 31, 2011, depreciation expense amounted to $325,928. For the period from February 10, 2010 (inception) to December 31, 2010, depreciation expense amounted to $8,928.

Between November 2011 and December 31, 2011, the Company sold mining and drilling equipments with a net book value worth $407,369 to third parties for a sales price of $233,339 realizing a loss on sale of assets of $174,030. As of December 31, 2011, $99,908 of the sales proceeds were included in other receivables as reflected in the accompanying consolidated balance sheet and were collected in January 2012. The depreciation expense related to the sold mining and drilling equipments amounted to $10,920 which is included in the $325,928 above.

NOTE 7 – SENIOR CONVERTIBLE PROMISSORY NOTES

On August 30, 2011, the Company, through Gold Acquisition acquired the Relief Canyon Mine for an aggregate purchase price consisting of: (i) $12,000,000 cash and (ii) $8,000,000 of senior secured convertible promissory notes (collectively, the “Notes”) issued to Platinum and Lakewood.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 7 – SENIOR CONVERTIBLE PROMISSORY NOTES (continued)

The Notes are joint and several obligations of the Company and Gold Acquisition and bear interest at a rate of 9% per annum with principal and interest payable on the first business day of each month commencing on the earlier of: (i) 3 months after the Company or Gold Acquisition begins producing or extracting gold from the Relief Canyon Mine or (ii) 18 months after the original date of issuance of the Note (the “Commencement Date”). The principal amount shall be paid in 12 equal monthly installments, with the initial payment due on the Commencement Date.  The Notes may be pre-paid, in full or in part (but in no case, in an amount less than $250,000) at a price equal to 110% of the aggregate principal amount of the Notes plus all accrued and unpaid interest thereon at the election of the Company, and after the occurrence of certain events at the election of Platinum or Lakewood.  The Notes are convertible into shares of the Company’s common stock, at a price per share equal to $0.55, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally and are further subject to full-ratchet anti-dilution protection.  The Notes contain customary provisions regarding occurrences that give rise to defaults under the Notes, including actions permitted to be taken in the event of default, cross default provisions and provision for default interest rates, and recovery of costs of collection.  Lakewood has agreed under the Notes to be governed by all waivers, consents and amendments agreed to by Platinum.  Platinum serves as Collateral Agent with respect to all matters relating to the collateral for the Notes.  Repayment of the Notes is secured by all of assets of Gold Acquisition and a pledge by the Company of 100% of the stock of Gold Acquisition held by the Company pursuant to a security agreement and stock pledge agreement. The Notes contain usual and customary “Events of Default” as defined in the senior secured convertible promissory note agreement. In October 2011, the conversion price of the Company’s $8 million senior convertible promissory notes was adjusted to $0.40 per share as a result of certain anti-dilution provisions contained therein due to the sale of common stock at $0.40 per share (see Note 11). Certain terms of the Notes were modified in February 2012 (see Note 15).

In accordance with ASC 470-20-25, the senior convertible promissory notes were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible promissory notes were fully convertible at the issuance date thus the value of the beneficial conversion were treated as a discount and were valued at $8,000,000 to be amortized over the term of the senior convertible promissory notes. At December 31, 2011, senior convertible promissory notes consisted of the following:
Senior convertible promissory notes	$ 7,999,778
Less: debt discount	(6,933,333)
--------------------------
Senior convertible promissory notes, net	$ 1,066,445
===============

Total amortization of debt discounts for the convertible debentures amounted to $1,066,667 for the year ended December 31, 2011 and was included in interest expense. Accrued interest as of December 31, 2011 amounted to $45,999.

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

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 7 – SENIOR CONVERTIBLE PROMISSORY NOTES (continued)

The Company estimates the fair value of the conversion features on the senior convertible notes using the Black-Scholes option-pricing model using the following assumptions:

	December 31, 2011	August 30, 2011
Risk-free interest rate	0.25	0.33%
Expected volatility	106%	193%
Expected life (in years)	2.25	2.50
Expected dividend yield	--	-

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

On February 1, 2011, the Company raised $750,000 in consideration for the issuance of convertible promissory notes from various investors, including $100,000 from the Company’s member of the Board of Directors. The convertible promissory notes bore interest at 5% per annum and were convertible into shares of the Company’s common stock at a fixed rate of $1.00 per share. The convertible promissory notes were due on February 1, 2012. In connection with these convertible promissory notes, the Company issued 750,000 shares of the Company’s common stock. The Company valued these common shares at the fair market value on the date of grant. The funds were held in escrow and were released only in order to assist the Company in paying third party expenses, which may include activities related to broadening the Company’s shareholder base through shareholder awareness campaigns and other activities.

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

The Company concluded that since the convertible promissory notes had a fixed conversion price of $1.00, the convertible promissory notes were not considered derivatives. On October 31, 2011, the Company entered into amendment agreements (the “Amendments”) with holders of the Company’s outstanding 5% convertible promissory notes dated as of February 1, 2011 in the aggregate principal amount of $750,000 (the “Convertible Notes”). Pursuant to the Amendments, the Fixed Conversion Price (as defined in the Convertible Notes) was adjusted from $1.00 to $0.65. The note holders, including Company Board Member Barry Honig, converted their outstanding notes to the Company’s common stock at a conversion price of $0.65 per share. In total, $750,000 of notes was converted, plus accrued interest of $27,555, with the Company issuing 1,196,238 shares in exchange. The Company accounted the reduction of the original conversion price from $1.00 to $0.65 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded interest expense of $230,192 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. As of December 31, 2011, principal and accrued interest on these convertible promissory notes amounted to $0.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (continued)

On September 14, 2011, the Company sold $1,715,604 of its 9% secured promissory note (the “Note”). The Note was acquired by Frost Gamma Investments Trust (“Frost Gamma”). The proceeds of the Note have been used to post additional bonds with the BLM (the “Additional Bond”) in order to advance certain exploration and Phase One drilling activities at the Company’s Relief Canyon Mining property. The Note is the joint and several obligation of the Company and its wholly-owned subsidiary, Gold Acquisition Corp. Principal and interest under the Note is payable on the first business day of each month commencing on the later of (i) thirty (30) months from the original date of issuance and (ii) ten (10) days following the payment and/or conversion in full of the senior secured promissory notes dated as of August 30, 2011, issued to Platinum and Lakewood. The Note may be pre-paid, in full or in part at a price equal to 105% of the aggregate principal amount of the Note plus all accrued and unpaid interest thereon at the election of the Company. The Note is convertible into shares of the Company’s common stock at a price equal to $0.50 per share, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally. On and after an Event of Default, as defined in the Note, the Note may be declared by the holder to be due and payable and the full amount thereof accelerated. In such event: (i) the entire unpaid principal balance of the Note multiplied by two (2) and (ii) all interest accrued thereon, shall become immediately due and payable as the non-exclusive remedy of the Note holder. Following a default, interest on the Note will accrue at a rate of 18% per annum. The Note is subordinated to the payment in full and satisfaction of all obligations owed to Platinum and Lakewood other than the Additional Bond and proceeds of the Additional Bond, in which Frost Gamma is intended to have a first priority senior security interest. The Note is also secured by a pledge of 100% of the stock of Gold Acquisition Corp. held by the Company. The Note may be prepaid upon the occurrence of a Qualified Financing, as defined in the Note, of at least $1,715,604. Certain holders of senior secured indebtedness of the Company (including the Company’s Member of the Board, Barry Honig) agreed to subordinate certain senior obligations of the Company to the prior payment of all obligations under the Note. The Company concluded that since this convertible promissory note do not include a down-round provision under which the conversion price could be affected by future equity offerings, this convertible promissory note is not considered a derivative.

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

At December 31, 2011, convertible promissory notes consisted of the following:

Convertible promissory notes	$ 1,015,604
Less: debt discount	(897,117)
--------------------------
Convertible promissory notes, net	$ 118,487
===============

For the year ended December 31, 2011, amortization of debt discount amounted to $818,487 and is included in interest expense. As of December 31, 2011, accrued interest on these convertible promissory notes amounted to $7,882.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 9 – NOTES PAYABLE

In February 2011, the Company, Empire and its wholly-owned subsidiary, EXCX Funding Corp. (collectively the “Borrowers”), entered into a credit facility agreement (the “Credit Facility Agreement”) with two lenders, whereby one of the lenders is the Company’s Member of the Board of Directors. The credit facility consists of a loan pursuant to which $4.5 million can be borrowed on a senior secured basis. The indebtedness under the loan facility will be evidenced by a promissory note payable to the order of the lenders. The loan was used exclusively to fund the costs and expenses of certain music and sporting events (the “Events”) as agreed to by the parties. The notes bear interest at 6% per annum and matured on January 31, 2012, subject to acceleration in the event the Borrowers undertake third party financing. In addition to the 6% interest, the Borrower shall also pay all interest, fees, costs and expenses incurred by lenders in connection with the issuance of this loan facility. Pursuant to the Credit Facility Agreement, the Borrowers entered into a Master Security Agreement, Collateral Assignment and Equity Pledge with the lenders whereby the Borrowers collaterally assigned and pledged to lenders, and granted to lenders a present, absolute, unconditional and continuing security interest in, all of the property, assets and equity interests of the Company as defined in such agreement. Furthermore, in connection with the Credit Facility Agreement, the Lenders entered into a Contribution and Security Agreement (the “Contribution Agreement”) with the Company’s former Chief Executive Officer, Sheldon Finkel, pursuant to which Sheldon Finkel agreed to pay or reimburse the lenders the pro rata portion (1/3) of any net losses from Events and irrevocably pledged to lenders a certain irrevocable letter of credit dated in June 2010 in favor of Sheldon Finkel. As consideration for the extension of credit pursuant to the Credit Facility Agreement, the Borrowers are obligated to pay a fee equal to 15% of the initial loan commitment of $4.5 million (the “Preferred Return Fee”) of which Sheldon Finkel, shall receive a pro-rata portion (1/3). The Preferred Return Fee shall be payable if at all, only out of the net profits from the Events.  Accordingly, the Company shall record the Preferred Return Fee upon attaining net profits from the Events. The Company issued to the lenders and Sheldon Finkel an aggregate of 2,250,000 shares of the Company’s newly designated Series A Preferred Stock, convertible into one share each of the Company’s common stock. The Company valued the 2,250,000 Series A Preferred Stock at the fair market value of the underlying common stock on the date of grant at $1.20 per share or $2,700,000 and recorded a debt discount of $1,800,000 and deferred financing cost of $900,000 which are being amortized over the term of these notes. Such deferred financing cost represents the 750,000 Series A Preferred Stock issued to Sheldon Finkel for guaranteeing one-third of the net losses and assignment of that certain irrevocable letter of credit, as described above. Between May 2011 and December 2011, 2,250,000 of these preferred shares were converted into common stock. During August 2011, the revenues from the Events did not exceed its costs and accordingly the Company is indebted to the lenders, including a Board Member of the Company, and the Credit Facility Agreement may be in default after accounting for the revenues from the Events.  As a result, the obligations under the Contribution Agreements became obligations of the parties thereto to each other. Between August 2011 and December 2011, the Company paid a total of $3,326,500 to the lenders and such amount reduced the principal balance of these notes. On November 29, 2011, the holder of this note payable, converted $611,750 principal balance of this note into an aggregate of 1,529,375 of Units offered in a private placement. Each Unit was sold for a purchase price of $0.40 per Unit and consists of: (i) one share of Common Stock and (ii) a two-year warrant to purchase fifty (50%) percent of the number of shares of Common Stock purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events.

As of December 31, 2011, principal and accrued interest on this note payable to the Company’s Member of the Board of Directors which amounted to $561,750. In March 2012, the Member of the Board agreed to extend the maturity date of such note up to February 1, 2013.
On August 26, 2011, the lenders (including the Board Member of the Company) entered into a Side Letter with Platinum under which such lenders agreed to subordinate any obligations of the Company or its subsidiaries to such lenders to the interests of Platinum and Lakewood under the Notes (see Note 6). As a result, the agreements dated as of February 23, 2011 (as amended) including that certain Credit Facility Agreement by and among the Company, Empire, and EXCX Funding Corp., and the lenders, were further amended to permit entry into the Notes and in order to permit Platinum and Lakewood to maintain a senior secured position with respect to the assets of Gold Acquisition and in the shares of Gold Acquisition senior to the lenders.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 9 – NOTES PAYABLE (continued)

On March 17, 2011, in connection with the asset purchase agreement with Continental, the Company assumed a 12% $50,000 due on demand note from Prospect Uranium Inc. (see Note 3). In August 2011, the Company paid off the principal balance of $50,000 plus accrued interest of $8,000.

As of December 31, 2011, accrued interest and fees on these notes amounted to $109,493. At December 31, 2011, note payable – related party consisted of the following:

Note payable – related party	$ 561,750
Less: debt discount – related party	(50,918)
-------------------------
Note payable - related party, net	$ 510,832
===============

For the year ended December 31, 2011, amortization of debt discount and deferred financing cost amounted to $2,598,163 and was included in interest expense. As of December 31, 2011, deferred financing cost amounted to $50,919 in connection with the issuance of Series A Preferred Stock issued to Sheldon Finkel for guaranteeing one-third of the net losses and assignment of that certain irrevocable letter of credit.

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

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 10 – DERIVATIVE LIABILITY (continued)

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

In connection with the issuance of the 9% senior convertible promissory notes dated August 30, 2011, the Company has determined that the terms of the convertible notes include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company. Accordingly, the convertible instrument is accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $6,295,400 at December 31, 2011. Derivative liability expense and gain resulting from the decrease in fair value of this convertible instrument was $5,198,206 and $6,902,806 for the year ended December 31, 2011.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

December 31, 2011

Expected volatility	106% - 193%
Expected term	2.25 - 2.50 Years
Risk-free interest rate	0.25% - 0.42%
Expected dividend yield	0%

NOTE 11 – RELATED PARTY TRANSACTIONS

Note payable - related party

In February 2011, the Company and its wholly-owned subsidiaries, entered into a Credit Facility Agreement with two lenders, whereby one of the lenders is the Company’s Member of the Board of Directors. The credit facility consists of a loan pursuant to which $4.5 million can be borrowed on a senior secured basis. The Company’s Board Member funded $2,250,000 to the Company under this Credit Facility Agreement (see Note 8). Furthermore, in connection with the Credit Facility Agreement, the lenders entered into a Contribution Agreement with the Company’s former Chief Executive Officer, Sheldon Finkel, pursuant to which Sheldon Finkel agreed to pay or reimburse the lenders the pro rata portion (1/3) of any net losses from Events and irrevocably pledged to lenders a certain irrevocable letter of credit dated in June 2010 in favor of Sheldon Finkel. The Company also agreed to issue to the lenders and Sheldon Finkel an aggregate of 2,250,000 shares of the Company’s newly designated Series A Preferred Stock, convertible into one share each of the Company’s common stock. As consideration for the extension of credit pursuant to the Credit Facility Agreement, the borrowers are obligated to pay a fee equal to 15% of the initial loan commitment of $4.5 million of which Sheldon Finkel, shall receive a pro-rata portion (1/3). The Preferred Return Fee shall be payable if at all, only out of the net profits from the Events. On May 4, 2011, the holders of 1,500,000 shares of Series A Preferred Stock converted their shares into 1,500,000 shares of Common Stock. One of the holders is the Company’s Member of the Board of Directors. Between August 2011 and December 2011, the Company paid a total of $1,688,250 to the Company’s Board Member and such amount reduced the principal balance of his note.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Convertible promissory note - related party

On February 1, 2011, the Company raised $750,000 in consideration for the issuance of convertible promissory notes from various investors, including $100,000 from the Company’s Member of the Board of Directors. The convertible promissory notes bore interest at 5% per annum and were convertible into shares of the Company’s common stock at a fixed rate of $1.00 per share. On October 31, 2011, the Company entered into amendment agreements (the “Amendments”) with holders of the Company’s outstanding 5% convertible promissory notes dated as of February 1, 2011 in the aggregate principal amount of $750,000.  Pursuant to the Amendments, the fixed conversion price was adjusted from $1.00 to $0.65. The note holders, including Company Board Member Barry Honig, converted their outstanding notes to the Company’s common stock at a conversion price of $0.65 per share.

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

Parent Company

The Company, from time to time, provided advances to its Parent Company, Continental, for operating expenses. At December 31, 2011, the Company has a receivable from its Parent Company amounting to $347,335. These advances are short-term in nature and non-interest bearing. Additionally, on July 18, 2011, the Company borrowed $2,000,000 from its Parent Company, Continental, and issued them an unsecured 6% promissory note.  On July 22, 2011, the Company acquired the note receivable due to Continental and included the $2,000,000 note receivable as part of the purchase price allocation. Accordingly the note payable to Continental and related acquired note receivable eliminate in consolidation as a result of the Purchase Agreement entered into with the Parent Company (see Note 3).

Member of the board of directors

The Company's Member of the Board of Directors, Barry Honig holds 2,760,155 shares of the Parent Company directly or indirectly.  In addition to 2,760,155 shares held directly, certain entities under Mr. Honig’s control and family members, including trusts for the benefit of Mr. Honig's minor children, currently owns 4,493,359 shares of the Parent Company.  Accordingly, as one of the largest shareholder of the Parent Company, Mr. Honig may be deemed to be in control of the Parent Company and accordingly there may exist certain conflicts of interest as a result.  On November 14, 2011, Mr. Honig filed a Schedule 13D with the Securities and Exchange Commission voluntarily disclosing his positions.  Furthermore, in connection with the asset purchase agreement with Continental, entities controlled by Mr. Honig were granted 4.5-year-warrants to purchase an aggregate of 2,050,666 shares of the Company's common stock at $2.835 per share upon assumption of the outstanding warrants of the Parent Company.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

In connection with the Credit Facility Agreement, the Company agreed to issue to the lenders and Sheldon Finkel an aggregate of 2,250,000 shares of the Company’s newly designated Series A Preferred Stock, convertible into one share each of the Company’s common stock (see Note 8). The holders of the Company’s Series A Preferred Stock were entitled to the same number of votes per share of common stock that the holder of these Series A Preferred Stock may convert into at the time of the vote. In the event of a liquidation, dissolution or winding up of the business of the Company, the holder of the Series A Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series A Preferred Stock’s preferential payment and over the Company’s Common Stock. The Company valued the 2,250,000 Series A Preferred Stock at the fair market value of the underlying common stock on the date of grant at $1.20 per share or $2,700,000 and recorded a debt discount of $1,800,000 and deferred financing cost of $900,000 which are being amortized over the term of these notes. Between May 2011 and December 2011, 2,250,000 Series A Preferred Stock were converted into 2,250,000 shares of common stock.

On May 24, 2011, the Company entered into four limited liability company membership interests purchase agreements with the former owners of Arttor Gold. Each of the owners of Arttor Gold, sold their interests in Arttor Gold in privately negotiated sales resulting in the Company acquiring 100% of Arttor Gold. Pursuant to the Agreements, the Company issued 8,000,000 shares of preferred stock, designated Series B Convertible Preferred Stock, and 13,000,000 shares of Common Stock in exchange for 100% membership interests in Arttor Gold. Each share of Series B Convertible Preferred Stock is convertible into one share each of the Company’s common stock. The holders of the Company’s Series B Preferred Stock are entitled to the same number of votes per share of common stock that the holder of the Series B Preferred Stock may convert into at the time of the vote. In the event of a liquidation preferences upon the liquidation, dissolution or winding up of the business of the Company, the holder of the Series B Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series B Preferred Stock’s preferential payment and over the Company’s Common Stock. Between October 2011 and December 2011, 7,500,000 Series B Preferred Stock were converted into 7,500,000 shares of common stock.

On September 29, 2011, the Company sold 3,284,396 shares of newly designated Series C Convertible Preferred Stock and two-year warrants (the “Preferred Warrants”) to purchase 9,853,188 shares of Common Stock at an exercise price of $0.60 per share for an aggregate purchase price of $3,284,396. Each share of preferred stock is convertible into shares of common stock at a conversion price of $0.50 per share, subject to adjustment in the event the Company issues common stock or securities convertible into or exercisable for shares of common stock at a price lower than the conversion price then in effect, but not less than $0.30 per share. The preferred stock has a stated value of $1.50 per share (the “Stated Value”). In the event of the liquidation, dissolution or winding up of the business of the Company, each share of Preferred Stock shall be entitled to receive, a preferential amount in cash equal to the Stated Value. The Preferred Warrants may be exercised until the second anniversary of issuance at a cash exercise price of $0.60 per share, subject to adjustment. The Preferred Warrants may be exercised on a cashless basis at any time after the original date of issuance. On September 29, 2011, the Company issued 4,429,415 shares of common stock in connection with the exercise of the 9,853,188 Preferred Warrants on a cashless basis. In October 2011, the conversion price of the Company’s Series C Convertible Preferred Stock was adjusted to $0.40 per share as a result of certain anti-dilution provisions contained therein due to the sale of common stock at $0.40 per share.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

In accordance with ASC 505 (“Equity - Dividends and Stock Splits”), the Series C Convertible Preferred Stock was considered to have an embedded beneficial conversion feature (ECF) because the conversion price was less than the fair value of the Company’s common stock. This Series C Convertible Preferred Stock was fully convertible at the issuance date, therefore a portion of proceeds allocated to the Series C Convertible Preferred Stock of $3,284,396 was determined to be the value of the beneficial conversion feature and was recorded as a deemed dividend. In connection with the initial sales of the Series C Preferred Stock, the initial estimated fair values allocated to the ECF were $1,172,999 and the fair value allocated to the warrants of $ 2,111,397 was recorded as a deemed dividend on September 29, 2011.

The assumptions used valuing the Preferred Warrants include:

Risk free interest rate (annual)	0.27%
Expected volatility	112%
Expected life	2 Years
Assumed dividends	none

Common Stock

On February 10, 2010, the Company granted an aggregate of 12,090,000 restricted shares of common stock to the founders of the Company pursuant to common stock subscription agreements. The Company received gross proceeds of $1,209 from such issuance of shares of the Company's common stock. The Company valued these common shares at par value.

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

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

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

In February 2011, the Company issued 200,000 shares of the Company’s common stock in connection with a one year public relations and consulting agreement. The Company valued these common shares at the fair market value on the date of grant at $1.40 per share or $280,000.  In November 2011, the Company and the consultant agreed to terminate such agreement in consideration for (i) a cash payment of $50,000 and (iii) the issuance of 50,000 shares of the Corporation’s common stock.  The Company valued the 50,000 common shares at the fair market value on the date of grant at $0.68 per share or $34,000. Accordingly, the Company recognized stock based consulting expense of $314,000 during the year ended December 31, 2011.

In March 2011, the Company entered into a Separation Agreement and General Release (the “Settlement Agreement”) with the former president of the Company. Pursuant to the Settlement Agreement, the former President, Mr. Cohen returned 900,000 shares of the Company’s common stock for cancellation and sold 1,200,000 shares of the Company’s common stock he owned to one or more purchasers who are accredited investors on the closing date (the “Closing”). At the Closing, the proceeds from the private sale of the 1,200,000 shares were distributed for payment and reimbursement of various fees and obligations outstanding to the Company, a certain vendor, the Company’s Member of the Board of Directors and $115,000 to Mr. Cohen. The Closing occurred in April 2011 (see Note 12). In addition, Mr. Cohen’s employment agreement was terminated and the parties exchanged releases. In addition, at the Closing, the Company and Mr. Cohen agreed to: (i) assignments of certain boxing promotional rights agreements (subject to any required consents or approvals), and (ii) various profit sharing agreements with respect to certain of the boxing promotional rights agreements under which Mr. Cohen may elect to continue as the promoter of the boxers named therein. In connection with the return of the 900,000 shares of common stock, the Company valued the cancelled shares at $59,612 which represents the carrying amount of the assigned promotional advances and was allocated to retained earnings as a result of the Separation agreement entered into between the Company and the former president of the Company on March 28, 2011 in accordance with ASC 505-30 “Treasury Stock”.

In April 2011, the Company sold an aggregate of 410,000 shares of common stock at a purchase price of $0.60 per share which generated gross proceeds of $246,000.

Between May 2011 and December 2011, the holders of 2,250,000 shares of Series A Preferred Stock converted their shares into 2,250,000 shares of Common Stock. One of the holders is the Company’s Member of the Board of Directors. The Company valued these common shares at par value.

On May 24, 2011, the Company entered into four limited liability company membership interests purchase agreements with the owners of Arttor Gold. Each of the owners of Arttor Gold, (the “Members”) sold their interests in Arttor Gold in privately negotiated sales resulting in the Company acquiring 100% of Arttor Gold.  Pursuant to the Agreements, the Company issued 8,000,000 shares of preferred stock, designated Series B Convertible Preferred Stock, and 13,000,000 shares of Common Stock in exchange for 100% membership interests in Arttor Gold. The issuance of 13,000,000 shares of common stock and issuance of 8,000,000 shares of Series B convertible preferred stock were valued at $2,000,130 which primarily represents the cash acquired and assumed liabilities of $21,750 from Arttor Gold. Each share of Series B Convertible Preferred Stock is convertible into one share each of the Company’s common stock. Between October 2011 and December 2011, 7,500,000 Series B Convertible Preferred Stock were converted into 7,500,000 shares of common stock.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

On July 22, 2011, the Company issued 76,095,214 shares of its Common Stock pursuant to an asset purchase agreement entered into between the Company, the Company’s wholly-owned subsidiary, Acquisition Sub, and Continental.  The purchase considerations included 76,095,214 shares of the Company’s stock and the issuance of 41,566,999 stock warrants and 2,248,000 stock options and were valued at $14,857,676 (see Note 3). The Company accounted the value under ASC 805-50-30-2 “Business Combinations” whereby if the consideration is not in the form of cash, the measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The Company deemed that the fair value of the net asset of Continental amounting to $14,857,676 is more clearly evident and more reliable measurement basis. Consequently, the issuance of 76,095,214 shares of the Company’s common stock to Continental accounted for approximately 67% of the total issued and outstanding stocks of the Company as of July 22, 2011 and the Company became a majority owned subsidiary of Continental, the Parent Company. As of December 31, 2011, Continental holds 53.30% of interest in the Company.

On September 2, 2011, the Company, Empire, EXCX, Capital Hoedown, Inc. (collectively, the “Companies”), and Sheldon Finkel, the Company’s former Chief Executive Officer and Co-Chairman of the Board of Directors (“Executive”), entered into a Separation Agreement (the “Agreement”) under which Executive resigned from all positions with the Company and each of its subsidiaries and affiliates. Pursuant to the Agreement, Sheldon Finkel agreed to return 750,000 shares of common stock (see Note 12). The Company valued and recorded the cancelled shares at par value or $75 against additional paid in capital.

Between September 2011 and October 2011, the Company sold $1,718,000 of Units pursuant to subscription agreements (the “Subscription Agreements”) for an aggregate sale of 3,436,000 Units (the “Units”), at a purchase price of $0.50 per Unit. Each Unit consists of: (i) one share of Common Stock and (ii) a two year warrant to purchase 50% percent of the number of shares of Common Stock (1,718,000 warrants) at an exercise price of $0.60 per share. The warrants may be exercised until the second anniversary of their issuance at a cash exercise price of $0.60 per share, subject to adjustment. The warrants may be exercised on a cashless basis if at any time at 100% of the closing price for the common stock on the business day immediately prior to the exercise. In September 2011, the Company issued 866,065 shares of common stock in connection with the exercise of these 1,678,000 warrants on a cashless basis. The Company has agreed to file a “resale” registration statement with the SEC covering all shares of these common stock and shares underlying the warrants within 60 days of the final closing date of the sale of any Units and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the final closing on the sale of Units (the “Effectiveness Date”). The Company is obligated to pay to Investors a fee of 1% per month in cash for every thirty day period up to a maximum of 6%, (i) that the registration statement has not been filed and (ii) following the Effectiveness Date that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

Between October 2011 and December 2011, the Company sold $1,830,000 of Units pursuant to subscription agreements for an aggregate sale of 4,575,000 Units (the “Units”). Additionally, on November 29, 2011, the holder of the Company’s 6% note payable converted $611,750 principal balance of the note into an aggregate of 1,529,375 of Units (see Note 8). Each Unit was sold for a purchase price of $0.40 per Unit and consists of: (i) one share of Common Stock and (ii) a two-year warrant to purchase fifty percent of the number of shares of Common Stock (3,052,188 warrants) purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events. The Warrants may be exercised at any time on a cashless basis at 100% of the closing price for the Common Stock on the business day immediately prior to the date of exercise. The Company has agreed to file a “resale” registration statement with the SEC covering all shares of Common Stock and shares of Common Stock underlying the Warrants (including as issued to placement agents) within 60 days of the final closing date of the sale of any Units (the “Filing Date”) and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the final closing on the sale of Units (the “Effectiveness Date”). The Company is obligated to pay to Investors a fee of one (1%) per month in cash for every thirty day period up to a maximum of six (6%) percent, (i) that the registration statement has not been filed after the Filing Date, and (ii) following the Effectiveness Date that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of Common Stock permissible upon consultation with the staff of the SEC.

During the year ended December 31, 2011, the Company paid placement agent fees of $370,583 in cash to broker-dealers in connection with the sale of the Units above.

In October 2011, the Company issued 500,000 shares of the Company’s common stock in connection with a public and investor relations agreement. The Company valued these common shares at the fair market value on the date of grant at $0.971 per share or $485,500. Accordingly, the Company recognized stock based consulting expense of $485,500 during the year ended December 31, 2011.

In December 2011, the Company issued 600,000 shares of the Company’s common stock in connection with an advisory and consulting agreement. The consultant previously acted as a placement agent of the Parent Company whereby the consultant received warrants to purchase Continental’s common stock. Such warrants were assumed by the Company pursuant to the asset purchase agreement entered into with Continental. Additionally, the consultant agreed to cancel 1,056,046 assumed warrants and waive any right to receive the Company’s warrants. The Company valued these common shares at the fair market value on the date of grant at $0.53 per share or $318,000. Accordingly, the Company recognized stock based consulting expense of $318,000 during the year ended December 31, 2011.

Following the consummation of the asset purchase agreement with Continental, certain holders of Continental’s warrants that were received in connection with the private placement of Continental securities (the “Continental Offering”) asserted certain rights against the Company under Section 5(f) of the Continental Warrants (the “Put Right”), which the Company disputed. On October 3, 2011, the Company, Continental and each of the holders of the Continental Warrants that exercised their Put Right, entered into an Agreement and Release (the “Release”) in which the Company agreed to issue to such holder 2 shares of the Company’s common stock (the “Additional Stock”) for every $1.00 invested in the Continental Offering in exchange for cancellation of the Continental Warrants and waiver of ratchet anti-dilution protection from future offerings.  A total of 5,350,000 shares were issued and a total of 4,280,000 stock warrants to purchase shares of the Company’s common stock (equivalent to 5,350,000 Continental warrants) were cancelled in connection with the settlement of the Put Rights. The Company valued these common shares at the fair market value on the date of grant at $0.89 per share or $4,761,500. Accordingly, the Company recognized settlement expense of $4,761,500 during the year ended December 31, 2011.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

On October 31, 2011, the Company entered into amendment agreements (the “Amendments”) with holders of the Company’s outstanding 5% convertible promissory notes dated as of February 1, 2011 in the aggregate principal amount of $750,000 (the “Convertible Notes”).  Pursuant to the Amendments, the Fixed Conversion Price (as defined in the Convertible Notes) was adjusted from $1.00 to $0.65. The note holders, including Company Board Member Barry Honig, converted their outstanding notes to the Company’s common stock at a conversion price of $0.65 per share.  In total, $750,000 of notes was converted, plus accrued interest of $27,555, with the Company issuing 1,196,238 shares in exchange. The Company accounted the reduction of the original conversion price from $1.00 to $0.65 per share  and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded  interest expense of $230,192 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

On November 18, 2011, the Company received an acknowledgment letter pursuant to which the beneficial owner of 500,000 shares of the Common Stock and a stock option agreement to purchase 600,000 shares of the Company’s common stock agreed, regardless of vesting, to cancel 450,000 shares of Common Stock and the termination of the 600,000 options. The Company valued and recorded the cancelled shares at par value or $45 against additional paid in capital.

Common Stock Options

On September 29, 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”). Under the 2010 Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.  The 2010 Plan has reserved 2,800,000 shares of common stock for issuance. Upon the closing of the Exchange, the Company had outstanding options to purchase 2,800,000 shares of the Company’s common stock under the 2010 Plan which represents an exchange of 2,800,000 options previously granted prior to the reverse merger and recapitalization with similar terms as discussed below.

On June 1, 2010, the Company granted an aggregate of 1,850,000 10-year options to purchase shares of common stock at $0.60 per share which vests one-third at the end of each three years to three officers of the Company. The 1,850,000 options were valued on the grant date at $0.60 per option or a total of $1,110,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.60 per share (based on recent sales of the Company’s common stock in a private placement), volatility of 209% (estimated using volatilities of similar companies), expected term of 6.5 years, and a risk free interest rate of 3.29%. For the year ended December 31, 2011, the Company recorded stock-based compensation expense of $223,333.

The Company granted 250,000 10-year options to purchase shares of common stock entered at $0.60 per share to the Company’s Executive Vice President in connection with his one year employment agreement commencing on October 1, 2010. The options vest and become exercisable in equal installments of the first three anniversaries of the effective date. The 250,000 options were valued on the grant date at $0.60 per option or a total of $150,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.60 per share (based on recent sales of the Company’s common stock in a private placement), volatility of 209% (estimated using volatilities of similar companies), expected term of 6.5 years, and a risk free interest rate of 2.75%. For the year ended December 31, 2011, the Company recorded stock-based compensation expense of $50,000.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

On March 29, 2011, the Company granted an aggregate of 350,000 10-year options to purchase shares of common stock at $1.01 per share which vests one-third at the end of each three years to an officer and two employees of the Company. The 350,000 options were valued on the grant date at $1.01 per option or a total of $353,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.01 per share, volatility of 202%, expected term of 6.5 years, and a risk free interest rate of 3.47%. For the year ended December 31, 2011, the Company recorded stock-based compensation expense of $72,944.

At December 31, 2011, there was a total of $113,333 of unrecognized compensation expense related to these non-vested option-based compensation arrangements.

On June 1, 2010, the Company granted an aggregate of 950,000 10-year options to purchase shares of common stock at $0.60 per share which vests one third at the end of each three years to four consultants of the Company. The Black-Scholes option pricing model used for this valuation had the following assumptions: stock price of $1.03 per share, volatility of 200%, expected term of approximately nine years, and a risk free interest rate of 3.47%. For the year ended December 31, 2011, the Company recorded stock-based consulting expense of $238,625.

On May 31, 2011, pursuant to a termination acknowledgement letter, the Company agreed to grant a former employee 50,000 10-year options to purchase shares of common stock at $1.01 per share. The 50,000 options were valued on the grant date at $1.19 per option or a total of $59,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.19 per share, volatility of 205%, expected term of 6.5 years, and a risk free interest rate of 3.05%. For the year ended December 31, 2011, the Company recorded stock-based compensation expense of $59,500.

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

The purchase consideration pursuant to the asset purchase agreement included 76,095,214 shares of the Company’s stock and the issuance of 41,566,999 stock warrants and 2,248,000 stock options. The issuance of 76,095,214 shares of common stock including the issuance of 41,566,999 stock warrants and 2,248,000 stock options were valued at $14,857,676 (see Note 3). For the year ended December 31, 2011, the Company recognized stock based compensation of $706,281 which represents the portion of the vested replacement option awards attributable to post-combination services due to the assumption of the stock options of Continental which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees). These options were valued on the grant date at $1.11 per option using a Black-Scholes option pricing model with the following assumptions: stock price of $1.10 per share, volatility of 196%, expected term of 10 years, and a risk free interest rate of 2.99%. At December 31, 2011, there was a total of $1,268,649 of unrecognized compensation expense related to these non-vested replacement option awards.

During the year ended December 31, 2011, 1,950,000 options were forfeited in accordance with the termination of employee and consultant relationships.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

A summary of the stock options as of December 31, 2011 and 2010 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at inception	-	$-	-
Granted	3,050,000	0.60	9.45
Exercised	-	-	-
Forfeited	(200,000)	0.60	9.51
Cancelled	-	-	-
Balance at December 31, 2010	2,850,000	0.60	9.45
Granted	2,648,000	1.36	8.96
Exercised	-	-	-
Forfeited	(1,950,000)	0.41	8.84
Cancelled	-	-	-
Balance outstanding at the end of year	3,548,000	$1.11	8.45

Options exercisable at end of year	-	$-
Options expected to vest	1,778,533
Weighted average fair value of options granted during the period		$1.09

Stock options outstanding at December 31, 2011 as disclosed in the above table have no intrinsic value at the end of the year December 31, 2011.

Common Stock Warrants

On July 22, 2011, the Company granted 2,248,000 stock options and warrants to purchase 41,566,999 shares of common stock pursuant to an asset purchase agreement entered into between the Company, Acquisition Sub, and Continental (see Note 3). As part of the purchase consideration, the Company assumed the outstanding warrants to purchase shares of Continental’s common stock such that the Company shall deliver to the holders of Continental’s warrants, warrants to purchase shares of the Company’s common stock which shall be equal to one warrant to purchase eight shares of the Company’s common stock for every warrant to purchase ten shares Continental’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants. The assumption of stock warrants was replaced with the Company’s 3,200,000 4.5-year warrants to purchase shares of common stock at $2.835 per share granted to an affiliated company and its assignees which are subject to a vesting schedule based on the warrant holder's continued services and the Company’s 38,366,999 (ranging from 5 months to 4.60 years) warrants to purchase shares of common stock at an exercise price of $2.835 which were related to private placement sale of the Company’s common stock.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

The purchase consideration pursuant to the asset purchase agreement included 76,095,214 shares of the Company’s stock and the issuance of 41,566,999 stock warrants and 2,248,000 stock options. The issuance of 76,095,214 shares of common stock including the issuance of 41,566,999 stock warrants and 2,248,000 stock options were valued at $14,857,676 (see Note 3).  The Company recognized stock based compensation of $1,528,158 which represents the portion of the vested replacement warrants awards attributable to post-combination services due to the assumption of the stock warrants of Continental which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees). These warrantss were valued on the grant date at $1.11 per option using a Black-Scholes option pricing model with the following assumptions: stock price of $1.10 per share, volatility of 193%, expected term of 10 years, and a risk free interest rate of 1.56%. At December 31, 2011, there was a total of $165,730 of unrecognized compensation expense related to these non-vested replacement warrant awards.

Out of the warrants to purchase 41,566,999 shares of common stock discussed above, a total of 2,050,666 4.5-year warrants were granted to an affiliated company, whereby the Company's Member of the Board of directors is the President of the affiliated company.

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

Between September 2011 and October 2011, the Company sold $1,718,000 of Units pursuant to subscription agreements (the “Subscription Agreements”) for an aggregate sale of 3,436,000 Units (the “Units”), at a purchase price of $0.50 per Unit. Each Unit consists of: (i) one share of Common Stock and (ii) a two year warrant to purchase 50% percent (1,718,000 warrants) of the number of shares of Common Stock at an exercise price of $0.60 per share. The Warrants may be exercised until the second anniversary of their issuance at a cash exercise price of $0.60 per share, subject to adjustment. In September 2011, the Company issued 866,065 shares of common stock in connection with the exercise of these 1,678,000 stock warrants on a cashless basis.

Between October 2011 and December 2011, the Company sold $1,830,000 of Units pursuant to subscription agreements for an aggregate sale of 4,575,000 Units (the “Units”). Additionally, on November 29, 2011, the holder of the Company’s 6% note payable converted $611,750 principal balance of the note into an aggregate of 1,529,375 of Units (see Note 8). Each Unit was sold for a purchase price of $0.40 per Unit and consists of: (i) one share of Common Stock and (ii) a two-year warrant to purchase fifty percent of the number of shares of Common Stock (3,052,188 warrants) purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events.

The Warrants sold in the Units above may be exercised at any time on a cashless basis at 100% of the closing price of the Common Stock on the business day immediately prior to the date of exercise.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

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

In connection with an advisory and consulting agreement, in December 2011, the Company issued 600,000 shares of the to a consultant who previously acted as a placement agent of the Parent Company whereby the consultant received warrants to purchase Continental’s common stock. Such warrants were assumed by the Company pursuant to the asset purchase agreement entered into with Continental. Additionally, the consultant agreed to cancel 1,056,045 assumed warrants and waive any right to receive the Company’s warrants.

A summary of the status of the Company's outstanding stock warrants as of December 31, 2011 and 2010 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at inception	-	$-	-
Granted	-	-	-
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance at December 31, 2010	-	-	-
Granted	56,190,375	2.25	3.25
Cancelled	(5,336,045)	2.84	4.40
Forfeited	(3,720,000)	2.84	-
Exercised	(11,531,188)	0.60	2.00
Balance at December 31, 2011	35,603,142	$2.64	3.94

Warrants exercisable at December 31, 2011	35,603,142	$2.64	3.94

Weighted average fair value of options granted during the year ended December 31, 2011		$1.06

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Lease

In March 2010, through the Company’s former subsidiary, Empire signed a five year lease agreement for office space which will expire in March 2015. The lease required the Company to pay a monthly base rent of $5,129 plus a pro rata share of operating expenses. The base rent was subject to annual increases beginning on April 1, 2011 as defined in the lease agreement. On September 1, 2011, the Company disposed its Empire subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between the Company, Empire and CII. As a result, such lease was discontinued during the year ended December 31, 2011. Rent expense was $56,583 for year ended December 31, 2011. Rent expense was $35,584 for the period from February 10, 2010 (inception) to December 31, 2010.

Employment Agreements

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

On September 2, 2011, the Company, Empire, EXCX, Capital Hoedown, Inc. (collectively, the “Companies”), and Sheldon Finkel, the Company’s former Chief Executive Officer and former Co-Chairman of the Board of Directors (“Executive”), entered into a Separation Agreement (the “Agreement”) under which Executive resigned from all positions with the Company and each of its subsidiaries and affiliates. Certain previously entered funding agreements by and between Barry Honig, Board Member and Michael Brauser (collectively, “Lenders”) provided certain funding for the purpose of assisting Empire in financing certain entertainment event costs. Empire acquired a 66.67% interest in Capital Hoedown and CII acquired a 33.33% in Capital Hoedown under which Lenders provided funding pursuant to that certain Credit Facility Agreement (the “Loan Agreement”), one or more Notes, a Security Agreement, a Owner’s Pledge and Security Agreement, a Blocked Account Control Agreement, a Collateral Account Agreement, and the other Loan Documents (the “Transaction Documents”). Executive and Lenders also entered into a Contribution and Security Agreement dated as of February 19, 2011 (the “Contribution Agreement”) under which Executive pledged certain collateral and agreed to reimburse Lenders certain amounts in connection with the Loan Agreement.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

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

Management Fee Agreement

Contemporaneously with the execution of the Shareholder Agreement on April 26, 2011, the Company had entered into a management service agreement with CII and a management fee of $100,000 (in Canadian dollars) shall be paid to CII each year such country music festival event is produced. The management fee was paid in eight equal monthly installments of $12,500 and will cover the salaries of the manager and general office overhead. The Company has fully paid its obligation related to this management service agreement and such agreement was terminated on September 1, 2011.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Royalty Agreement - F.R.O.G. Consulting, LLC

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

The Company is required under the terms of t property lease to make annual lease payments. The Company is also required to make annual claim maintenance payments to Federal Bureau of Land Management and to the county in which its property is located in order to maintain its rights to explore and, if warranted, to develop its property. If the Company fails to meet these obligations, it will lose the right to explore for gold on its property.

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

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

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

On July 15, 2011, the Company (the “Lessee”) entered into amended and restated lease agreements for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect by and among Arthur Leger (the “Lessor”) and F.R.O.G. Consulting, LLC (the “Payment Agent”) (collectively the “Parties”) in order to carry out the original intentions of the Parties and to correct the omissions and errors in the original lease, dated May 24, 2011. In the original lease, the Parties intended to identify Arthur Leger as the owner and lessor of the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect and to designate the Payment Agent as the entity responsible for collecting and receiving all payments on behalf of Lessor. Lessor is the sole member of the Payment Agent and owns 100% of the outstanding membership interests of the Payment Agent. All other terms and conditions of the original lease remain in full force and effect.  Lessor is the former Chief Geologist of Arttor Gold.

Royalty Agreement – Centerra (U.S.) Inc.

In August 2011, the Company and its subsidiary, Arttor Gold, entered into lease agreements with Centerra (U.S.) Inc. (“Centerra”). The leases grant the exclusive right to explore, mine and develop any and all metals, ores and other minerals on the properties which consist of 24 unpatented mining claims located Lander County, Nevada for a term of ten (10) years and may be renewed in ten (10) year increments. The Company may terminate these leases at any time.
The Company is required under the terms of our property lease to make annual lease payments. The Company is also required to make annual claim maintenance payments to Federal Bureau of Land Management and to the county in which its property is located in order to maintain its rights to explore and, if warranted, to develop its property. If the Company fails to meet these obligations, it will lose the right to explore for gold on its property. Until production is achieved, the Company’s lease payments (deemed “advance minimum royalties”) consist of an initial payment of $13,616 upon signing of the lease, followed by annual payments according to the following schedule for each lease:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary	$12,000
On or before each of the 2nd and 3rd Anniversary	15,000
On or before each of the 4th and 5th Anniversary	20,000
On or before each of the 6th and 7th Anniversary	25,000
On or before each of the 8th and 9th Anniversary	30,000
10th Anniversary and subsequent anniversaries so long the agreement shall remain in effect	40,000

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

In the event that the Company produces gold or other minerals from these leases, the Company agrees to pay lessor a production royalty of equal to 4% of net smelter returns for all products extracted, produced and sold from this property after recoupment of the advance minimum royalty payments previously made to lessor pursuant to the payment table above. No production royalty shall be payable on rock, dirt, limestone, or similar materials used by lessee in its operations. The Company has the right to buy down the production royalties by payment of $1,500,000 for the first one percent (1%) on or before completion of a positive feasibility study and another one percent (1%) by making cash payment of $2,500,000 on or before achievement of commercial production. The Leases also requires the Company to spend a total of $100,000 on work expenditures on this property for the period from lease signing until 5th anniversary, $150,000 on work expenditures on this property for the period from the 6th anniversary until 10th anniversary and $200,000 on work expenditures on this property per year on the 11th anniversary and annually thereafter. The Company is required to make annual claim maintenance payments to the Bureau of Land Management and to the counties in which its property is located. If the Company fails to make these payments, it will lose its rights to the property.

Litigation

On January 24, 2011, Shannon Briggs filed suit against Gregory D. Cohen, Sheldon Finkel, Barry Honig, The Empire Sports & Entertainment Co., and The Empire Sports & Entertainment Holdings Co. in the Supreme Court (the “Court”) of the State of New York, County of New York (Case No. 100 938/11). The plaintiff was a heavyweight boxer who had entered into a promotional agreement which had been assigned to The Empire Sports & Entertainment Co.  The plaintiff brought the suit against the defendants asserting professional boxing and non-professional boxing related claims for breach of fiduciary duties, unjust enrichment, conversion and breach of contract. The suit did not specify the amount of damages being sought. The basis of the plaintiff’s claims stem primarily on his allegation that the Company failed to pay Briggs’ purse for his heavyweight title fight in Germany in October 2010, and that Briggs’ ownership interest in a New Jersey limited liability company named Golden Empire LLC was wrongly diluted by the actions of the Company.  The Company disputes the plaintiff’s allegations.  On February 10, 2011 the Company filed a motion to compel arbitration of the plaintiff’s professional boxing related claims and to dismiss the plaintiff’s non-professional boxing related claims.  On May 4, 2011, the Court entered an order compelling arbitration of the plaintiff’s professional boxing claims against Empire and stayed the action against all other defendants, pending the conclusion of such arbitration.  This stay included a stay of all of the plaintiff’s Non-Boxing Claims against all of the defendants. On May 6, 2011, Briggs filed a motion for leave to reargue before the Court, which requested that the Court reconsider its decision compelling arbitration.  The Company filed papers with the Court opposing the motion for reargument.  On June 23, 2011, the Court entered an order denying Brigg’s motion for re-argument.  Arbitration proceedings were commenced on October 26, 2011. On December 1, 2011, the Company entered into a settlement agreement with Shannon Briggs pursuant to which Mr. Briggs and the Company agreed to settle all claims and exchange releases. Under the terms of the settlement the Company agreed to: (i) the termination of that certain Lockup Agreement dated as of July 22, 2010 permitting sale of 400,000 shares of the Company’s common stock which were transferred by Mr. Briggs in a privately negotiated transaction; (ii) payment to Mr. Briggs of $37,500; and (iii) assignment of the Company’s right to certain proceeds from future boxing matches. The parties agreed to the discontinuation of all legal proceedings and dismissal of the arbitration commenced by Mr. Briggs. During the year ended December 31, 2011, the Company recorded $37,500 in settlement expense as reflected in the accompanying consolidated statements of operations.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

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

On February 7, 2012, the  Company obtained a copy of  a complaint filed in the United States District Court for the Southern District of New York (the “Complaint”) entitled Relief Gold Group, Inc., Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952).  Relief Gold alleges various causes of action including breach of contract, intentional interference with contract, intentional interference with prospective business relationship/economic relations, misappropriation of trade secrets and unjust enrichment, related to the Company’s acquisition on August 30, 2011 of the assets of the Relief Canyon Mine pursuant to Chapter 11 of the Bankruptcy Code.
The Company acquired Relief Canyon, a previously operating gold mine owned by Firstgold (previously named Newgold, Inc.) which on or about January 27, 2010, filed a voluntary petition (the “Case”) under Chapter 11 of the Bankruptcy Code, Case No.  BK-N-10-50215- GWZ in the United States Bankruptcy Court, District of Nevada (the “Court”).  On December 17, 2010, the Court entered its Order Authorizing And Approving: (1) Sale Of Real Property And Certain Personal Property Assets Pursuant To 11 U.S.C. § 363 Free And Clear Of Liens, Claims, and Interests; and (2) Assumption and Assignment Of Executory Contracts and Unexpired Leases Under 11 U.S.C. § 365; and (3) Related Relief entered December 17, 2010 (the “Sale Order”), docket number 328 in the Case, pursuant to which Platinum and Lakewood was approved as the successful “back up bidder” for the assets (the “Relief Canyon Mining Assets”) described in the Asset Purchase Agreement, dated as of April 2011 (the “APA”), between Platinum and Firstgold.  On August 30, 2011, pursuant to the Sale Order, the Company purchased 100% of the Relief Canyon Mining Assets through acquisition of Platinum's rights under the APA. The Company disputes the allegations in the Complaint and believes the Complaint to be wholly without merit and intends vigorously to defend the claims.

Agreements Purchased from Continental Resources Group, Inc.

The Company’s wholly owned subsidiary, Continental Resources Acquisition Sub, Inc. was formed in July 2011 to purchase substantially all of the assets of Continental, which assets included 100% of the outstanding shares of common stock of Green Energy Fields, Inc. and ND Energy Inc.  The purchased assets include certain agreements in uranium mining claims in Arizona, California and North Dakota.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Uranium Lease Agreements

In connection with the execution of the Membership Interests Sale Agreements of Secure Energy LLC, a majority-owned subsidiary of ND Energy, Inc. and Green Energy, Inc., the Company acquired the following Uranium lease agreements:

1)	Slope County, North Dakota, Lease 1 and 2

On June 28, 2007, Secure Energy, LLC, signed a 20 year mining lease to develop and operate 472.8 acres of uranium mining properties in the Slope County, North Dakota. The Company prepaid the annual payment of $10 per net acre for eight years amounting to $36,717 at the date of signing. The Company will pay a production royalty of $0.75 per pound of all uranium sales.

2)	Slope County, North Dakota, Lease 3

On November 23, 2007, Secure Energy, LLC signed a 10 year mining lease, with right to extend an additional 10 years to develop and operate 554.24 acres of uranium mining properties in the Slope County, North Dakota. The Company prepaid the annual payment of $10 per net acre for ten years amounting to $53,775 at the date of signing. The Company will pay a production royalty of $0.75 per pound of all uranium sales or 5% of net proceeds from the sale of uranium bearing ores.

Royalty agreements

On April 26, 2010, through the Parent Company, Continental entered into a purchase and royalty agreement with an affiliated company for which the Director of Continental, Daniel Bleak is the President. Continental had purchased a 100% interest in certain 86 unpatented lode mining claims located in Mohave County, Arizona.  The purchase price of these mining claims was $65,000 in cash and 200,000 shares of Continental’s common stock. The Company will pay a 3% net smelter returns royalty on all uranium sales. The Company shall have the right to reduce the royalty from 3% to 0% by paying the aggregate sum of $1,500,000 ($500,000 for each 1%).

On May 27, 2011, through the Parent Company, Continental entered into a purchase and sale agreement with Absaroka Stone LLC pursuant to which Continental agreed to purchase certain unpatented mining claims commonly known as the “Uinta County (Carnotite) Uranium Prospect” located in the Uinta County of Wyoming.  Pursuant to the terms of the agreement, Absaroka Stone LLC agreed not to stake for its own account any additional mining claims within a 15 mile radius of the property.  Any additional mining claims to be located within a 15 mile radius of the property (the “Claim Body”) were to be located, staked and filed by Continental, at its expense and held in its name.  In consideration for the purchase, Continental paid Absaroka Stone LLC $15,000 upon execution of the agreement.  Continental agreed to spend a minimum of $200,000 relating to location, maintenance, exploration, development or equipping any one or more of the mining claims that comprise the Claim Body for commercial production within 24 months from the date of the agreement.  If the Company fail to incur a minimum of $200,000 in expenses related to the foregoing within 24 months, the Company shall pay an aggregate sum of $50,000 to Absaroka Stone LLC. Pursuant to the terms of the agreement, the Company would pay a 1% gross royalty to Absaroka Stone LLC on any revenues derived from the sale of all uranium-vanadium, gold, silver, copper and rare earth ores or concentrates produced from the Claim Body, up to an aggregate of $1,000,000.  The Company has the option to eliminate the royalty obligations by paying Absaroka Stone LLC an aggregate payment of $1,000,000.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 14 – MINERAL PROPERTIES

North Battle Mountain and Red Rock Mineral Prospects

Through the Company’s wholly-owned subsidiary, Arttor Gold LLC, the Company has the rights to explore the North Battle Mountain Mineral Prospect located in Lander County, Nevada.

The North Battle Mountain Mineral Prospect is located in Lander County, Nevada, 18 kilometers north of the town of Battle Mountain in north central Nevada.  The property consists of 36 unpatented lode mining claims and encompasses approximately 700 acres of land.  The North Battle Mountain Mineral Prospect can be accessed from Battle Mountain by a paved county road for about nine kilometers to the North Battle Mountain rail siding, and then by a graded gravel road from which an unimproved dirt road leads east to the north-central part of the property.

The Red Rock Mineral Prospect is located in Lander County, Nevada, 42 kilometers south of the town of Battle Mountain.  The property consists of five groups of unpatented lode mining claims, totaling 269 claims and encompassing approximately 5,600 acres of land.  The Red Rock Mineral Prospect can be accessed from Nevada State Highway 305, traveled south from Battle Mountain approximately 42 kilometers to the Carico Lake Valley/Red Rock Canyon turn-off, then east along an improved gravel road one-half kilometer to the western claim boundary.  Most of the property is accessible by secondary gravel and unimproved dirt roads.

The exploration rights to these properties are held through two amended and restated mining leases dated July 15, 2011 (the “Leger Leases”) between Arttor Gold LLC and Art Leger, formerly the Company’s Chief Geologist and currently a consultant for the Company, who located the mining claims in 2004, and an additional mining lease dated August 22, 2011 (the “Centerra Lease”) between Arttor Gold LLC and Centerra (US) Inc.  The Leger Leases grant us the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten years, and may be renewed in ten year increments.  The terms of the Leger Leases may not exceed 99 years.

The Company is not aware of any previous operations at the North Battle Mountain Mineral Prospect.  Cameco (US) Inc. first identified gold potential on the Red Rock Mineral Prospect property in 1996 and staked claims in 1996, 1997, and 1998.  Cameco conducted sampling, mapping and drilling programs, and allowed most of the claims to lapse in 2001.

In 2004, Mr. Leger located the current North Battle Mountain Mineral Prospect claims.  Prior to leasing the claims to us in May 2011, he leased them to several small exploration companies.  At Red Rock Mineral Prospect, Mr. Leger staked certain claims in 2003 and obtained the remaining claims.  During the period prior to our lease in May 2011, several small exploration companies conducted additional work on the property.

The geology of the North Battle Mountain Prospect consists of Middle to Upper Paleozoic sedimentary rocks that have been intruded by tertiary dikes.  Eocene to Pliocene felsic to mafic volcanic rocks and minor sediments were deposited over these older rocks.  Regional geophysical data indicates that the property lies within the Battle Mountain- Eureka fault zone and along the west side of the Northern Nevada Rift structure.  The property is underlain by the Upper Devonian-Mississippian Harmony Formation – an arkosic assemblage consisting of calcareous sandstone, shale, and chert.  Tertiary/Quatermary basalt and andesitic basalt form massive diffs on the eastern boundary of the property.  Numerous high-angle faults striking east-west, northeast, northwest and north-northeast cut Harmony Formation rocks.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 14 – MINERAL PROPERTIES (continued)

The Red Rock Mineral Prospect lies within the Great Basin region of the Basin and Range physiographic province, a region characterized by a series of generally north-trending mountain ranges separated by alluvial valleys. The Shoshone Range in the Red Rock Mineral Prospect area is underlain by siliceous and volcanic assemblage rocks of Ordovician to Devonian age that occur in a complex array of thrust slices in the upper plate Roberts Mountains thrust. In places, Devonian to Silurian shallow-watercarbonate rocks surround Ordovian to Mississipian deep water casitc rocks lying in the upper plate of the thrust from autochthonous carbonate rocks lying within the lower-plate “window”.

At the North Battle Mountain Mineral Prospect, the Company is exploring a potential underground Carlin-type gold deposit.  To date, our exploration activities have included detailed geologic mapping, rock and soil geochemical sampling; a detailed gravity survey and a three-line CSAMT survey which provides resistivity information of the subsurface.

Relief Canyon Mine

Through the Company’s wholly-owned subsidiary, Gold Acquisition Corp., the Company owns 58 unpatented lode mining claims and 118 unpatented millsite at the Relief Canyon Mine property.  The property includes the Relief Canyon Mine, currently on care and maintenance, which produced gold periodically from 1984 through 2008.  The Relief Canyon Mine includes three open pit mines, five heap leach pads, two solution ponds and a cement block constructed adsorption desorption-recovery (ADR) solution processing circuit. The ADR type process plant consists of four carbon columns, acid wash system, stripping vessel, electrolytic cells, a furnace and a retort for the production of gold doré.  The process facility was originally installed by Lancana Mining in 1985 and was updated in 1995 and again in 2007 by Firstgold Corp. The facilities are generally in good condition.

Adequate line power is available to the site to operate the existing process facility and ancillary facilities.  There is a generator onsite to provide power for the crusher and a backup generator that could provide 100% of the required power for process facility and heap leach operation in the event of power outages.  Sufficient water rights to operate the facility have been appropriated with two operating and permitted wells serving current needs.

The Relief Canyon Mine property was most recently owned and operated by Firstgold Corp.  Firstgold Corp. ceased operations at Relief Canyon in 2008 and filed for bankruptcy in January 2010.  On December 17, 2010, the Court entered its Order Authorizing And Approving: (1) Sale Of Real Property And Certain Personal Property Assets Pursuant To 11 U.S.C. §363 Free And Clear Of Liens, Claims, and Interests; and (2) Assumption and Assignment Of Executory Contracts and Unexpired Leases Under 11 U.S.C. § 365; and (3) Related Relief entered December 17, 2010 (the “Sale Order”), pursuant to which Platinum Long Term Growth LLC (“Platinum”) was approved as the successful “back up bidder” for certain assets including the Relief Canyon Mine.  On August 30, 2011, pursuant to the Sale Order, the Company (through a wholly owned subsidiary) purchased 100% of the Relief Canyon Mine property and related assets for an aggregate purchase price of $12.0 million cash paid at closing and $8.0 million of senior secured convertible promissory notes issued to former creditors of Firstgold Corp. The Relief Canyon Mine property is burdened by a production royalty equal to 2% of net smelter returns payable to Battle Mountain Gold Exploration LLC (now owned by Royal Gold).

The Relief Canyon properties are located about 100 miles northeast of Reno, Nevada. The nearest town is Lovelock, Nevada which is approximately 15 miles west-southwest from the Relief Canyon Mine property and can be reached from both Reno and Lovelock on U.S. Interstate 80.  The Relief Canyon Mine property is reached from Lovelock by travelling approximately seven miles northeast on I-80 to the Coal Canyon Exit (Exit No. 112), then about 10 miles southeast on Coal Canyon Road (State Route 857, a paved road maintained by Pershing County) to Packard Flat, and then north on a gravel road for two miles.  All of the Relief Canyon properties can be accessed by unpaved roads from the Relief Canyon Mine property. The Relief Canyon properties are located in Pershing County, Nevada at the southern end of the Humboldt Range.  The range is underlain by a sequence of late Paleozoic- to Mesozoic-age volcanic and sedimentary rocks.  Gold-bearing rocks at the Relief Canyon properties are primarily developed within breccia zones along the contact between the Grass Valley and Cane Springs Formations.

Gold was first discovered on the property by the Duval Corp. in 1979.  Subsequent exploration was performed by various companies including Lancana Mining, Santa Fe Gold Corp., and Pegasus Gold Inc. Firstgold Corp. acquired the property in 1995 and explored and produced gold periodically from 1995 until 2008.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 14 – MINERAL PROPERTIES (continued)

Properties Purchased from Continental Resources Group, Inc.

The Company’s wholly owned subsidiary, Continental Resources Acquisition Sub, Inc. was formed in July 2011 to purchase substantially all of the assets of Continental Resources Group, Inc., which assets included 100% of the outstanding shares of common stock of Green Energy Fields, Inc. and ND Energy Inc. The purchased assets include certain interests in uranium mining claims in Arizona, California and North Dakota on a total of approximately 7,200 acres.

Coso

The Coso property is held through CPX Uranium, Inc., a wholly-owned subsidiary of Green Energy Fields, Inc., which has a 100% working interest and a 97% net revenue interest in the property.  The 97% net revenue interest is the result of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations by and among NPX Metals, Inc., Green Energy Fields, Inc. and CPX Uranium, dated as of November 30, 2009, pursuant to which NPX  retained a 3% net smelter return royalty interest in the property. The property in Inyo County, California consists of 169 federal unpatented lode mining claims on BLM land totaling 3,380 acres and 800 state leased acres.  The unpatented mining claims overlie portions of sections 12, 13, 24, 25, 26, 35, and 36 of Township 20 South, Range 37 East (Mount Diablo Base & Meridian), sections 13, 24, and 25 of Township 20 South, Range 37 1/2 East (Mount Diablo Base & Meridian), sections 1 and 12 of Township 21 South, Range 37 East (Mount Diablo Base & Meridian), and sections 6 and 7 of Township 21 South, Range 37 1/2 East (Mount Diablo Base & Meridian).  The state lease covers portions of section 6 of Township 20 South, Range 37 East (Mount Diablo Base & Meridian) and section 36 of Township 20 South, Range 37 1/2 East (Mount Diablo Base & Meridian).  To maintain the Coso mining claims in good standing, we must make annual maintenance fee payments to the BLM in lieu of annual assessment work. These claim fees are $140.00 per claim per year. We also pay an annual recording cost of approximately $50 to Inyo County.  With respect to the unpatented lode mining claims, future exploration drilling on the property will require us to either file a Notice of Intent or a Plan of Operations with the BLM , depending upon the amount of new surface disturbance that is planned. A Notice of Intent is for planned surface activities that anticipate less than five acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period. A Plan of Operations will be required if there is greater than five acres of new surface disturbance involved with the planned exploration work. A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.

Uranium exploration has been occurring in the area since the 1950s by a number of mining companies including Coso Uranium, Inc., Ontario Minerals Company, Western Nuclear, Pioneer Nuclear, Federal Resources Corp., and Union Pacific / Rocky Mountain Energy Corp.  Previous uranium exploration and prospecting on the Coso property includes geologic mapping, pitting, adits, radon cup surveys, airborne geophysics and drilling.   Our preliminary field observations of the geology and historical working appear to corroborate the historical literature.  These historical exploration programs have identified specific exploration targets on the property.  All previous work has been exploratory in nature, and no mineral extraction or processing facilities have been constructed.  The exploration activities have resulted in over 400 known exploration holes, downhole gamma log data on the drill holes, chemical assay data, and airborne radiometric surveys, and metallurgical testing to determine amenability to leaching.

The property is undeveloped, and there are no facilities or structures.  There are a number of adits and trenches from previous exploration activities, as well as more than 400 exploration drillholes.

The last major exploration activities on the Coso Property occurred during a drilling campaign in the mid-1970s.  As of March 31, 2011, Continental Resources Group, Inc. has conducted field reconnaissance and mineral sampling on the property, but has not conducted any drilling or geophysical surveys.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 14 – MINERAL PROPERTIES (continued)

Power is available from the Mono Power Company transmission lines, which parallel U.S. highway 395.  To date, the water source has not yet been determined.

With respect to the state mineral prospecting permit, we are currently authorized to locate on the ground past drill holes, adits, trenches and pits, complete a scintilometer survey, and conduct a sampling program including a bulk sample of 1,000 pounds for leach test.  We are not currently authorized to conduct exploration drilling on the state mineral prospecting permit.   Future drilling on the state mineral prospecting permit will require us to file environmental documentation under the California Environmental Quality Act.

The Coso property does not currently have any reserves and all activities undertaken and currently proposed are exploratory in nature.

The Coso property and the surrounding region is located in an arid environment in the rain shadow of the Sierra Nevada mountains.  The property is located near the western margin of the Basin and Range province, a large geologic province in western North America characterized by generally north-south trending fault block mountain ranges separated by broad alluvial basins.  The geology of the area includes late- Jurassic granite bedrock overlain by the Coso Formation, which consists of interfingered gravels, arkosic sandstone, and rhyolitic tuff.  The Coso Formation is overlain by a series of lakebed deposits and volcanic tuffs.

Uranium mineralization at the Coso Property occurs primarily as disseminated deposits in the lower arkosic sandstone/fanglomerate member of the Coso Formation and along silicified fractures and faults within the granite.  Uranium mineralization appears to have been deposited by hydrothermal fluids moving along fractures in the granite and the overlying Coso Formation.  Mineralization is often accompanied by hematite staining, silicification, and dark staining from sulfides.  Autinite is the only positively identified uranium mineral in the area.  The main uranium anomalies are found within the basal arkose of the lower Coso Formation and the immediately adjacent granitic rocks.

Artillery Peak

The Artillery Peak property is located in western north-central Arizona near the southern edge of Mohave County.  Our claim group is composed of a total of 86 unpatented contiguous mining claims in Sections 22, 26, 27, 35, and 36 of Township 12 North, Range 13 West, Gila & Salt River Base & Meridian covering 1,720 acres of land managed by the BLM.  On April 26, 2010, Continental Resources Group, Inc., through Green Energy Fields, Inc. acquired a 100% interest (minus a 4% net smelter royalty interest) in the 86 unpatented lode mining claims.  To date, there has been no production on the property and no royalties are owed. The claims are not subject to any other royalties or encumbrances.

To maintain the Artillery Peak mining claims in good standing, we must make annual maintenance fee payments to the BLM in lieu of annual assessment work. These claim fees are $140.00 per claim per year.  The Company must also pay recording fees to Mohave County of approximately $10 to $15 per claim.

The property lies within the Date Creek Basin, which is a region well known for significant uranium occurrence.  Uranium exploration has been occurring in the Artillery Peak region since the 1950’s by a number of exploration and mining entities.  Radioactivity was first discovered in the Date Creek Basin area by the U.S. Atomic Energy Commission in 1955 when a regional airborne radiometric survey was flown over the area. The Artillery Peak property was first acquired by Jacquays Mining and first drilled in 1957.  Subsequently the property was acquired by Hecla Mining in 1967, Getty Oil and Public Service Co of Oklahoma pursuant to a joint venture in 1976, Hometake Mining in 1976 on adjacent properties to the south, Santa Fe Minerals, also in 1976, and Universal Uranium Limited in 2007.  As of 2007, a total of 443 exploration holes had been drilled into the Artillery Peak property area.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 14 – MINERAL PROPERTIES (continued)

The Artillery Peak uranium occurrences lie in the northwest part of the Miocene-age Date Creek Basin, which extends from the east to the west in a west-southwest direction, and includes the Anderson Uranium Mine.  The uranium anomalies are found primarily within a lacustrine rock unit known as the Artillery Peak Formation.  The uranium bearing sediments are typically greenish in color and are thin-bedded to laminated, well-sorted, sandstone, siltstone and limestone.

Continental Resources Group, Inc. released a technical report formatted according to Canadian National Instrument 43-101 standards on October 12, 2010.  The report was prepared by Dr. Karen Wenrich, an expert on uranium mineralization in the southwestern United States, and Allen Wells, who performed a mineral resource estimate (as defined by the Canadian Institute of Mining, Metallurgy and Petroleum) based on historical data and the recent 2007 data.  The report recommended exploration drilling to further delineate the extent and nature of the uranium mineralization at the Artillery Peak Property.

Access to the property is either southeast from Kingman or northwest from Wickenburg along U.S. Highway 93, then following the Signal Mountain Road (dirt) for 30 miles toward Artillery Peak. Road access within the claim block is on unimproved dirt roads that currently are in good condition.  The property is undeveloped and there are no facilities or structures.

A power line runs northeast to southwest approximately two miles to the northwest of the Artillery Peak property and power for the property will be tied to the national power grid.  No other utilities exist on or near the Artillery Peak Project area. The power line runs northwest to southeast along U.S. Highway 93.  Water supply may be provided by drilling in the thick alluvial fill located two to seven miles from the perennial Big Sandy River.

The Artillery Peak property does not currently have any reserves and all activities undertaken were exploratory in nature.

Blythe

The Blythe project is located in the southern McCoy Mountains in Riverside County, California approximately 15 miles west of the community of Blythe.  It consists of 66 unpatented lode mining claims covering 1,320 acres of BLM land.  The Blythe Project is owned through Green Energy Fields, Inc.  The property is subject to a 3% net smelter return royalty.

The Blythe property is located in an arid environment within the Basin and Range Province.  The southern McCoy Mountains are composed of Precambrian metasediments, including meta-conglomerates, grits, quartzites and minor interbedded shales.

Uranium mineralization occurs along fractures, in meta-conglomerates and in breccia zones.  Secondary uranium minerals occur on fracture surfaces and foliation planes adjacent to fine veinlets of pitchblende.  Uranium minerals include uraninite (pitchblende), uranophane, gummite and boltwoodite.  It has been reported that the uranium mineralization tends to occur in areas where finely disseminated hematite is present.

Although there are no known intrusive bodies near the property, it is believed that the uranium mineralization could be hydrothermal in origin and genetically related to an intrusive source.  If such a deep-seated intrusive body underlies the property it is possible that larger concentrations of primary uranium ore may exist at depth.

A number of companies have worked on the Blythe uranium property during the 1950s through the 1980s.  Several shipments of ore were reportedly shipped from the property.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 14 – MINERAL PROPERTIES (continued)

Currently, the Company is still in the process of assessing the Blythe Property.  Continental Resources Group, Inc. proposed locating and re-entering as many old drill holes as possible.  These holes would be probed with geophysical instruments to determine radioactivity and uranium mineralization in the subsurface.  If these results are positive, then additional drilling and down-hole probing would be proposed.

The Blythe property does not currently have any reserves and all activities undertaken and currently proposed are exploratory in nature.

Breccia Pipe Project

The Breccia Pipes Project is located in the Coconino and Mohave counties of Arizona. Through Green Energy Fields, Inc. the Company owns an unrestricted option to purchase certain unpatented mining claims on this property pursuant to the terms of an asset purchase agreement. The consummation of the purchase was to occur only in the event that certain actions taken by the BLM on July 20, 2009, which had the effect of withdrawing lands in the vicinity of the property from mineral location and entry, were terminated by February 15, 2016. On January 9, 2012, the BLM elected to maintain the withdrawal for a period of 20 years, so we shall not be able to consummate the purchase.

Absaroka Stone

On May 27, 2011, Continental Resources Group, Inc. entered into a purchase and sale agreement with Absaroka Stone LLC pursuant to which Continental Resources Group, Inc. agreed to purchase certain unpatented mining claims commonly known as the “Uinta County (Carnotite) Uranium Prospect” located in the Uinta County of Wyoming.  Pursuant to the terms of the agreement, Absaroka Stone LLC agreed not to stake for its own account any additional mining claims within a 15 mile radius of the property.  Any additional mining claims to be located within a 15 mile radius of the property (the “Claim Body”) were to be located, staked and filed by Continental Resources Group, Inc., at its expense and held in its name.  In consideration for the purchase, Continental Resources Group, Inc. paid Absaroka Stone LLC $15,000 upon execution of the agreement.  Continental Resources Group, Inc. agreed to spend a minimum of $200,000 relating to location, maintenance, exploration, development or equipping any one or more of the mining claims that comprise the Claim Body for commercial production within 24 months from the date of the agreement.  If we fail to incur a minimum of $200,000 in expenses related to the foregoing within 24 months, we shall pay an aggregate sum of $50,000 to Absaroka Stone LLC. Pursuant to the terms of the agreement, we would pay a 1% gross royalty to Absaroka Stone LLC on on any revenues derived from the sale of all uranium-vanadium, gold, silver, copper and rare earth ores or concentrates produced from the Claim Body, up to an aggregate of $1,000,000.  The Company has the option to eliminate the royalty obligations by paying Absaroka Stone LLC an aggregate payment of $1,000,000.

This property does not currently have any reserves.  All activities undertaken and currently proposed are exploratory in nature.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 14 – MINERAL PROPERTIES (continued)

Prospect Uranium

Green Energy Fields, Inc. owns 51.36% of Secure Energy, LLC and ND Energy, Inc. owns 24.32% of Secure Energy, LLC. Secure Energy, LLC’s assets include:

•	Data package including historical exploration data including drill logs, surface samples, maps, reports and other information on various uranium prospects in North Dakota;
•
Uranium lease agreement with Robert Petri, Jr. and Michelle Petri dated June 28, 2007 for property located in Township 134 North, Range 100 West of the Fifth Principal Meridian.  Sec. 30: Lots 1 (37.99), 2 (38.13), 3 (38.27), 4 (38.41) and E1/2 W1/2 and SE 1/4;

•
Uranium lease agreement with Robert W. Petri and Dorothy Petri dated June 28, 2007 for property located in Township 134 North, Range 100 West of the Fifth Principal Meridian.  Sec. 30: Lots 1 (37.99), 2 (38.13), 3 (38.27), 4 (38.41) and E1/2 W1/2 and SE 1/4; and

•
Uranium lease agreement with Mark E. Schmidt dated November 23, 2007 for property located in Township 134 North, Range 100 West of the Fifth Principal Meridian.  Sec. 31: Lots 1 (38.50), 2 (38.54), 3 (38.58), 4 (38.62) and E1/2 W1/2, W1/2NE1/4, SE 1/4.

The uranium lease agreements include the rights to conduct exploration for and mine uranium, thorium, vanadium, other fissionable source materials, and all other mineral substances contained on or under the leased premises, which we call Prospect Uranium.   The leased premises consist of a total of 1,027 acres located in Slope County, North Dakota.

Drill logs from the uranium leases show uranium mineralized roll fronts in sandstone, with uranium mineralization occurring within 350 feet of the surface.  Additional layers of sandstone exist at deeper intervals but have not been cored or logged.

The Prospect Uranium property does not currently have any reserves.  All activities undertaken and currently proposed at the Prospect Uranium property are exploratory in nature.  Currently, the Company is still in the process of assessing the Prospect Uranium property.

NOTE 15 - INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $14.3 million at December 31, 2011, expiring through the year 2031. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
NOTE 15 - INCOME TAXES (continued)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the period from February 10, 2010 (inception) to December 31, 2010 and for the year ended December 31, 2011:

	December 31, 2011	December 31, 2010
Tax benefit computed at "expected" statutory rate	$(8,349,698)	$(687,649)
State income taxes, net of benefit	(888,317)	(135,275)
Permanent differences :
Stock based compensation and consulting	1,138,076	30,600
Derivative expense	1,767,390	-
Gain from change in fair value of derivative liability	(2,346,954)	-
Amortization of debt discount, deferred financing cost, and other non-cash interest	1,857,593	-
Stock based settlement expense	1,618,910	-

Increase in valuation allowance	5,203,000	792,324
Net income tax benefit	$-	$-

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the period from February 10, 2010 (inception) to December 31, 2010 and for the year ended December 31, 2011:

	December 31, 2011	December 31, 2010

Computed "expected" tax expense (benefit)	(34.0)%	(34.0)%
State income taxes	(7.0)%	(7.0)%
Permanent differences	18.0%	2%
Change in valuation allowance	23.0%	39.0%

Effective tax rate	0.0%	0.0%

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 15 - INCOME TAXES (continued)

The Company has a deferred tax asset which is summarized as follows at December 31, 2011 and 2010:

Deferred tax assets:
	December 31, 2011	December 31, 2010
Net operating loss carryover	$5,589,059	$654,632
Stock based compensation	406,265	137,692
Less: valuation allowance	(5,995,324)	(792,324)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2011, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $5,203,000.

NOTE 16 – SUBSEQUENT EVENTS

Between January 2012 and February 2012, the Company sold an aggregate of 1,937,500 units (the “Units”) with gross proceeds to the Company of $775,000. Each Unit was sold for a purchase price of $0.40 per Unit and consists of: (i) one share of Common Stock and (ii) a two-year warrant to purchase fifty percent (968,750 warrants) of the number of shares of Common Stock purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events. The Warrants may be exercised at any time on a cashless basis at 100% of the closing price for the Common Stock on the business day immediately prior to the date of exercise. The Company has agreed to file a “resale” registration statement with the SEC covering all shares of Common Stock and shares of Common Stock underlying the Warrants (including as issued to placement agents) within 60 days of the final closing date of the sale of any Units (the “Filing Date”) and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the final closing on the sale of Units (the “Effectiveness Date”). The Company is obligated to pay to Investors a fee of one (1%) per month in cash for every thirty day period up to a maximum of six (6%) percent, (i) that the registration statement has not been filed after the Filing Date, and (ii) following the Effectiveness Date that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of Common Stock permissible upon consultation with the staff of the SEC.

On January 26, 2012, the Company entered into an Option Agreement (the “Option Agreement”) with American Strategic Minerals Corporation, a Colorado corporation (“Amicor”), pursuant to which Amicor obtained the option  to acquire certain uranium exploration rights and properties held by the Company (the “Uranium Properties”), as further described herein.  In consideration for issuance of the option, Amicor issued to the Company (i) a $1,000,000 promissory note payable in installments upon satisfaction of certain conditions (the “Note”), expiring six months following issuance and (ii) 10,000,000 shares of Amicor’s Common Stock (collectively, the “Option Consideration”).  Pursuant to the terms of the Note, upon the closing of a private placement in which Amicor receives gross proceeds of at least $5,000,000 (within six months of the closing of the Option Agreement), then Amicor shall repay $500,000 under the Note.  Additionally, upon the closing of a private placement in which Amicor receives gross proceeds of at least an additional $1,000,000 (within six months of the closing of the Option Agreement), Amicor shall pay the outstanding balance under the Note.  The Note does not bear interest.  The option is exercisable for a period of 90 days following the closing of the Option Agreement, in whole or in part, at an exercise price of Ten Dollars ($10.00) for any or all of the Uranium Properties.  In the event Amicor does not exercise the option, the Company will retain all of the Option Consideration. Between January 2012 and February 2012, the Company collected $930,000 of the Note. Additionally, between February 2012 and March 2012, the Company sold 710,000 share of Amicor’s Common Stock pursuant to a stock purchase agreement at $0.50 per share or $355,000.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 16 – SUBSEQUENT EVENTS (continued)

On February 9, 2012, the Board of Directors (the “Board”) of the Company appointed Stephen Alfers as Chairman and Chief Executive Officer of the Company. Simultaneously with Mr. Alfers’ appointment, Barry Honig resigned from his position as Chairman of the Company but remains a member of the Board. On February 9, 2012, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Alfers, pursuant to which Mr. Alfers shall serve as the Chief Executive Officer of the Company until December 31, 2015, subject to renewal. Pursuant to the terms of his Employment Agreement, Mr. Alfers will be entitled to a base salary of $250,000 per year and was issued (i) 12,000,000 shares of the Company’s restricted common stock and (ii) an option to purchase 10,000,000 shares of the Company’s common stock with a term of ten years and an exercise price equal to the closing price of the Company’s common stock on the trading day immediately prior to the date of issuance of such grant or $0.49 which shall be vested in full on the Effective Date. The 10,000,000 options were valued on the grant date at $0.45 per option or a total of $4,500,000 using a Black-Scholes option pricing model with the following assumptions: stock price of 0.49 per share, volatility of 105%, expected term of 10 years, and a risk free interest rate of 2.09%.

Vesting of restricted stock grant is as follows:

i.
6,000,000 shares of restricted common stock (less any shares sooner vested upon registration of 3,000,000 shares of the restricted common stock with the Securities Exchange Commission) shall vest on the earlier of (a) such date that the Company consummates a secondary public offering of its securities in which the Company receives gross proceeds of at least $7,000,000 or (b) one (1)year from the Effective Date of this Agreement;

ii.	3,000,000 shares of restricted common stock shall vest two (2) years from the effective date of this agreement; and

iii.	3,000,000 shares of restricted common stock shall vest three (3) years from the effective date of this agreement.

Under his Employment Agreement, Mr. Alfers is entitled to receive an annual bonus if the Company meets or exceeds certain criteria adopted by the Board.  The “Target Bonus” for Mr. Alfers for shall equal 100% of his annualized base salary for that year if target levels of performance for that year are achieved, with greater or lesser amounts paid for performance above and below such target. Mr. Alfers is entitled to receive a one-time bonus of $500,000 at the time of entering into the Employment Agreement. Certain amounts payable to Mr. Alfers as compensation are subject to claw-back rights in the event of restatements of the Company’s financial information for a period of 3 years.  In the case of any termination of Mr. Alfers’ employment due to Resignation Without Good Reason (as defined in the Employment Agreement) prior to the one year anniversary of the Employment Agreement, 50% of the initial bonus shall be required to be repaid to the Company.

Upon Mr. Alfers’ termination without cause (as defined in the Employment Agreement), within six months prior to or twenty four months following a Change in Control or upon Mr. Alfers’ Resignation for Good Reason during a Change in Control Period (as such terms are defined in the Employment Agreement), the Company shall pay to Mr. Alfers (in addition to any Accrued Obligations as defined in the Employment Agreement), a lump sum in an amount equal to three times the sum of (i) Mr. Alfers’ base salary plus (ii) Mr. Alfers’ bonus. Additionally, any unvested equity awards that were granted prior to such Change in Control, including the awards described herein, shall fully and immediately vest.

On February 9, 2012, the holders of approximately 53% of the outstanding shares of the Company's common stock voted in favor of the adoption of the Company's 2012 Equity Incentive Plan (the "Plan").  The Board approved the Plan on February 9, 2012, which reserves 40,000,000 shares of common stock for issuance thereunder in the form of incentive stock options, non-qualified stock options and restricted stock grants, issuable to the Company's officers, directors, employees and consultants.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 16 – SUBSEQUENT EVENTS (continued)

On February 21, 2011, the Company designated 1,000,000 shares of 9.0% Series D Cumulative Convertible Preferred Stock (the “Series D Preferred Stock”). Each share of Series D Preferred Stock is convertible (together with accrued and unpaid dividends thereon) into shares of the Company’s common stock at a conversion price of $0.40 per share, subject to equitable adjustments after such events as stock dividends, stock splits or fundamental corporate transactions, and subject to anti-dilution provisions. The holders of the Company’s Series D Convertible Preferred Stock do not have voting rights. Upon liquidation, dissolution or winding up of the Company’s business, each holder of Series D Preferred Stock shall be entitled to receive, for each share thereof a preferential amount in cash equal to $1.00. All preferential amounts to be paid to the holders of Series D Preferred Stock in connection with such liquidation, dissolution or winding up shall be paid before the payment or distribution of any assets to the holders of (i) any other class or series of capital stock and (ii) of the Company’s common stock, par value $0.0001 per share (“Common Stock”). The Certificate of Designation for the Series D Preferred Stock was filed with the Secretary of State of the State of Nevada on February 21, 2012.

On February 23, 2012, the Company entered into a Stock Purchase Agreement with two subscribers (the “Purchase Agreement”) and sold 1,000,000 shares of the Series D Preferred Stock and an aggregate of 8,750,000 warrants to acquire shares of  Common Stock for an aggregate purchase price of $1,000,000 (the “Preferred Stock Purchase Price”). Frost Gamma Investment Trust (“FGIT”) purchased $600,000 of Series D Preferred Stock and received 600,000 shares of Series D Preferred Stock and warrants (the “FGIT Warrants”) to purchase an aggregate of 5,250,000 shares of Common Stock. Michael Brauser (“Brauser”) purchased $400,000 of Series D Preferred Stock and received 400,000 shares of Series D Convertible Preferred Stock and warrants (the “Brauser Warrants,” and together with the FGIT Warrants, the “Purchasers Warrants”) to purchase an aggregate of 3,500,000 shares of Common Stock. On March 30, 2012, the holder of the 400,000 shares of the Company’s Series D Preferred Stock converted his shares of Series D Preferred Stock into 1,153,143 shares of the Company’s Common Stock (which included accrued and unpaid dividends thereon) at a conversion price of $0.35 per share. On March 29, 2012, the Company issued 2,967,143 shares of common stock in connection with the exercise of these 5,250,000 stock warrants on a cashless basis.

All of the proceeds from the Preferred Stock Purchase Price was used to prepay (i) $800,000 of that certain senior secured convertible promissory note dated August 30, 2011 in the original principal amount of $6,400,000 (the “Platinum Note”) to Platinum and (ii) $200,000 of that certain senior secured convertible promissory note dated August 30, 2011 in the original principal amount of $1,600,000 (the “Lakewood Note,” and together with the Platinum Note, collectively the “Notes”) to Lakewood (collectively, the “Assignors”). The Assignors waived any prepayment penalty in connection with the application of the Preferred Stock Purchase Price as described above.

On August 30, 2011, pursuant to a letter agreement dated as of July 18, 2011, the Company and Gold Acquisition Corp. (collectively, the “Makers”) issued the Notes to the Assignors. Pursuant to a certain assignment and assumption agreement dated February 23, 2012, (the “Assignment and Assumption Agreement”), FGIT and Brauser (collectively, the “Assignees”) acquired an aggregate of $4.0 million of the outstanding principal amount of the Notes from Assignors (the “Acquired Notes”).  After giving effect to the transactions contemplated pursuant to the Assignment and Assumption Agreement and the prepayment of the Notes with the Preferred Stock Purchase Price as described above, Platinum will retain $2,368,183.05 and Lakewood will retain $592,045.76 of the Original Notes (the “Remainder Notes,” and together with the Acquired Notes, the “New Notes”). The principal amount of Acquired Note issued to FGIT is $2,400,000.00 and the principal amount of the Acquired Note issued to Brauser is $1,600,000.

 Pursuant to the Assignment and Assumption Agreement, the Makers agreed not to make any payment of principal or interest on the New Notes in amounts which are disproportionate to the respective principal amounts outstanding on the Acquired Notes or the Remainder Notes at any applicable time. So long as any Remainder Note remains outstanding, the Makers also agreed not to enter into any financing, exchange or other transaction of any nature with any Assignee or its affiliates unless each Assignor shall have been granted the right to participate in such financing, exchange or other transaction on the same terms offered to Assignees or their affiliates.   The Makers are required to deliver the New Notes to the applicable Assignor or Assignee within five (5) days after the execution and delivery date of the Assignment and Assumption Agreement.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 16 – SUBSEQUENT EVENTS (continued)

On February 23, 2012, the Company entered into those certain Note Modification Agreements, (the “Note Modification Agreements”) with the Assignees and Assignors, respectively, to extend the Maturity Date (as defined in each of the New Notes) to February 23, 2014, the definition of Commencement Date (as defined in each of the New Notes) to February 23, 2013 and to eliminate the prepayment penalty. The Makers may prepay this Note in full or in part with the prior written consent of the note holders, provided that any partial payment shall be in an amount not less than $250,000.

The Assignees entered into their Note Modification Agreement in consideration for their purchase of the Series D Convertible Preferred Stock and the Purchasers Warrants pursuant to the Purchase Agreement. The Assignors entered into their Note Modification Agreement in exchange for (i) the issuance to Platinum of warrants (the “Platinum Warrants”)  to purchase an aggregate of 4,144,320  shares of Common Stock, (ii) the issuance to Lakewood of warrants (the “Lakewood Warrants” and, together with the Platinum Warrants and the Purchasers Warrants, collectively the “Warrants”)  to purchase an aggregate of 1,036,080 shares of Common Stock, (iii) the issuance of 1,600,000 shares of the Common Stock to Platinum  (the “Platinum Shares”), and (iv) the issuance of 400,000 shares of Common Stock  to Lakewood (the “Lakewood Shares,” and together with the Platinum Shares, collectively, the “Shares”). Any prepayment of any New Note shall require the consent of the holder of such New Note. The Warrants may be exercised at any time, in whole or in part, at an exercise price of $0.40 per share.  The Warrants may be exercised until the fifth anniversary of their issuance.   The Warrants may be exercised on a cashless basis at any time. On March 29, 2012, the Company issued 2,925,601 shares of common stock in connection with the exercise of these 5,180,400 stock warrants on a cashless basis.

On February 23, 2012, a majority of the Company’s outstanding voting capital stock have authorized by written consent, in lieu of a special meeting of the Company’s stockholders, that the Company effect a reverse stock split at a ratio not less than two-for-one and not greater than fifteen-for-one, with the exact ratio to be set and the amendment to the Company’s Articles of Incorporation to be filed at the discretion of the Company’s Board of Directors.

On February 28, 2012, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Silver Scott Mines, Inc. (the “Seller”), a Nevada Corporation whereby the Seller shall sell, transfer, convey and deliver to the Company, free and clear of all liens and encumbrances, certain 459 unpatented mining claims owned by the Seller which are located in Pershing County, Nevada and all of Seller’s files, documents, data, information and records related to these unpatented mining claims for a purchase price of $550,000 in cash.

On February 3, 2012, 500,000 Series B Preferred Stock were converted into 500,000 shares of common stock.  The Company valued these common shares at par value.

On March 6, 2012, the Company granted an aggregate of 1,100,000 10-year options to purchase shares of common stock at $0.45 per share, the market price on the date of issuance, which vests 25% on date of issuance; 25% on each of December 31, 2012; December 31, 2013 and December 31, 2014 to two employees and a consultant of the Company. The 1,100,000 options were valued on the grant date at approximately $0.42 per option or a total of approximately $458,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.45 per share, volatility of 110%, expected term of 10 years, and a risk free interest rate of 1.98%.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 16 – SUBSEQUENT EVENTS (continued)

In March 2012, the Member of the Board agreed to extend the maturity date of a note payable under a credit facility agreement from January 31, 2012 to February 1, 2013 (see Note 8).

On March 23, 2012, the Company agreed to purchase from Victoria Gold Corp.(“VGC”) and Victoria Resources (US) Inc. (“VRI” and collectively with VGC, the “Seller”) the Seller's interest in approximately 13,300 acres of mining claims and private lands adjacent to the Company’s landholdings at the Relief Canyon Mine in Pershing County, Nevada (the “Assets”).  The Assets include (i) unpatented mining claims located in Pershing County, Nevada (the “Owned Claims”); (ii) the assumption by the Company of a leasehold interest in certain unpatented mining claims in Pershing County Nevada referred to as the “Newmont Claims” held by VRI under a Minerals Lease and Sublease dated June 15, 2006, as amended, between Newmont USA Limited, d/b/a in Nevada as Newmont Mining Corporation (“Newmont”) and VRI  (the “2006 Mineral Lease”); (iii) the assumption of the sublease, pursuant to the 2006 Mineral Lease, of an interest in certain fee minerals in Pershing County, Nevada in which Newmont holds a leasehold interest pursuant to that Minerals Lease SPL-6700, dated as of August 17, 1987 between Southern Pacific Land Company and SFP Minerals Corporation;  (iv) the assumption of the sublease, pursuant to the 2006 Mineral Lease, of an interest in certain fee lands in Pershing County, Nevada, in which Newmont holds a leasehold interest pursuant to a mining lease dated June 1, 1994 between The Atchison, Topeka and Santa Fe Railway Company and Santa Fe Pacific Gold Corporation; and (v) the assumption of the sublease, pursuant to the 2006 Mineral Lease, of an interest in certain fee minerals in Pershing County, Nevada in which Newmont holds a leasehold interest pursuant to a minerals lease, dated as of March 23, 1999 between Nevada Land & Resource Company LLC and Santa Fe Pacific Gold Corporation.

In connection with the purchase of the Assets, the Company has agreed to purchase all of Seller’s data, information and records related to the Assets, including all internal analyses and reports prepared by third party consultants or contractors, and to assume all liabilities and obligations of the Sellers arising after the closing of the transaction, including additional expenditures to be made in accordance with the 2006 Mineral Lease in the amount of  approximately $750,000 by June 15, 2012.

The closing of the acquisition of the Assets was subject to the satisfaction by the parties of certain obligations, including, among other things, the transfer of title to the Company of the Owned Claims, the assignment of Seller’s leasehold interests to the Company and the payment of consideration by the Company for the Assets (the “Closing Conditions”).  On April 6, 2012, the parties satisfied the Closing Conditions and the Company issued  to VGC 10,000,000 shares of the Company’s common stock, $0.0001 par value per share and  a 2 year  warrant to purchase 5,000,000 shares of Common Stock at a purchase price of $0.60 per share.  The Company also granted a 2% net smelter returns royalty on production from the Owned Claims which are not encumbered by production royalties payable to Newmont under the 2006 Mineral Lease.  The Company also paid the Seller $2,000,000 cash.

The Warrant may be exercised in whole, or in part, at any time by mean s of a “cashless” exercise.  In the event of an “Organic Change”, as defined in the Warrant, the Company may elect to: (i) require the holder to exercise the Warrant prior to the consummation of such Organic Change or (ii) secure from the person or entity purchasing such assets or the successor resulting from such Organic Change, a written agreement to deliver to the holder, in exchange for the Warrant, a warrant of such acquiring or successor entity.

On March 20, 2012, the Company issued 250,000 shares of common stock to a third party in consideration for payment of legal services rendered.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 16 – SUBSEQUENT EVENTS (continued)

On March 6, 2012, the Company issued a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price equal to the market price of the Company’s common stock on the date of issuance to a consultant in consideration for services rendered. The 400,000 warrants were valued on the grant date at approximately $0.45 per option or a total of approximately $166,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.45 per share, volatility of 110%, expected term of 10 years, and a risk free interest rate of 1.98%.

On March 30, 2012 the Company filed an amendment to the Certificate of Designation for the Series D Preferred Stock (the “Certificate Amendment”) with the Secretary of State of the State of Nevada to increase the number of authorized shares of Series D Preferred Stock that may be issued by the Company to 6,000,000.

On March 30, 2012, the Company and the original holders of the Company’s Amended and Restated Senior Secured Convertible Promissory Notes, originally issued by the Company on August 30, 2011, and amended and restated on February 23, 2012 (the “Notes”), with a current outstanding principal balance of $2,960,229, entered into agreements to amend the Notes (the “Note Amendments”).  Under the Note Amendments, the Notes were amended to provide a $0.35 Conversion Price (as defined in the Notes).  Platinum and Lakewood, the original holders of the notes agreed to convert $262,500 of the Notes in exchange for an aggregate of 750,000 shares of the Company’s common stock, par value $0.0001 per share.

The Company also entered into a Note Assignment and Assumption Agreement on March 30, 2012 (the “Note Assignment and Assumption Agreement”) pursuant to which the original holders assigned the remaining principal amount of the Notes to various assignees and such assignees agreed to fully convert the acquired Notes into the Company’s Common Stock, par value $0.0001 per share in consideration for an aggregate purchase price of $3,256,252. A total of $2,992,014 was assigned to various assignees and the original holders waived $264,238 of the aggregate purchase price payable by the assignees for the Notes under the Note Assignment and Assumption Agreement. Various assignees agreed to convert an aggregate principal amount of $1,892,014 into 5,405,754 shares of the Company’s Common Stock. Such various assignees received an additional 1,118,432 shares of the Company’s Common Stock as consideration for the Note conversion.  The remaining assigned amount of $1,100,000 was amended to allow for its conversion into the Company’s Series D Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”) at $1.00 per share (the stated value of the Series D Preferred Stock). As such, the Company issued a total of 1,100,000 shares of Series D Preferred Stock and an additional 227,586 shares of Series D Preferred Stock in consideration for the conversion of this convertible promissory note into shares of Series D Preferred Stock.

On February 23, 2012, two investors acquired notes in the principal amount of $2.4 million (the “$2.4 Million Note”) and $1.6 million (the “$1.6 Million Note”), respectively, by assignment.  On March 30, 2012 the Company also amended the $2.4 Million Note and that certain amended and restated secured convertible promissory note in the original principal amount of $1,015,604.00 (collectively, the “Further Notes”) to allow for the  conversion of the Further Notes into the Company’s Series D Cumulative Convertible Preferred Stock at $1.00 per share. The holder of the Further Notes agreed to fully convert the Further Notes (together with accrued and unpaid interest thereon) into 3,446,344 shares of Series D Preferred Stock and an additional 713,038 shares of Series D Preferred Stock in consideration for the conversion of the Further Notes into shares of Series D Preferred Stock. The holder of the $1.6 Million agreed to convert the $1.6 Million Note (together with accrued and unpaid interest thereon) into  4,612,571 shares of Common Stock at a conversion price of $0.35 per share and an additional 954,325 shares of the Company’s Common Stock as consideration for the Note conversion.

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 16 – SUBSEQUENT EVENTS (continued)

On April 2, 2012, the Company sold 4,300,000 shares of common stock to certain investors for an aggregate purchase price of $1,505,000 or a purchase price of $0.35 per share.

In March 2012, the Company issued $500,000 5% secured promissory notes (the “Bridge Note”) whereby the note is secured by certain assets of the Company’s wholly owned subsidiaries, Arttor Gold, LLC and Noble efforts Gold LLC. The full amount of principal and accrued interest under the Bridge Note will be due and payable on a date that shall be the earlier to occur of: (x) the sale of Noble Effort Gold LLC and Arttor Gold LLC, the Company’s wholly-owned subsidiaries (the “Gold Subsidiaries”) (or the sale of all or substantially all of the assets collectively contained in the Gold Subsidiaries) to a third party purchaser or (y) a to-be-determined date in September 2012.

On April 6, 2012, the Company and its director, Barry Honig, entered into a consulting agreement (the “Consulting Agreement”) pursuant to which Mr. Honig would provide certain consulting services relating to business development, corporate structure, strategic and business planning, selecting management and other functions reasonably necessary for advancing the business of the Company (the “Services”).  The Consulting Agreement has an initial term of three years, subject to renewal.  In consideration for the Services, the Company agreed to pay Mr. Honig the following consideration:

•	A ten-year option (the “Option”) to purchase 12,000,000 shares of the Company’s common stock, exercisable at $0.35 per share which shall be vested in full on the date of issuance;
•
On such date that the Company receives minimum gross proceeds of at least $5,000,000 due to the occurrence of a Triggering Event (as defined in the Consulting Agreement) or the combination of multiple Triggering Events, Mr. Honig shall receive a one -time payment of $200,000; and

•	Upon a Change in Control (as defined in the Consulting Agreement) of the Company, Mr. Honig shall receive a one-time payment of $500,000.

As previously disclosed, on July 22, 2011, the Company purchased substantially all of the assets of Continental Resources Group, Inc. (“Continental”) in consideration for (i) 8 shares of the Company’s common stock,  par value $0.0001 per share for every 10 shares of Common Stock of Continental outstanding; (ii) the assumption by the Company of the outstanding warrants to purchase shares of Continental’s common stock (the “Continental Warrants”) at a ratio of one warrant (the “Company Warrants”) to purchase 8 shares of the Company’s Common Stock for every Continental Warrant to purchase 10 shares of Continental’s common stock; and (iii)  the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder at a ratio of one option to purchase 8 shares of the Company Common Stock for every option to purchase 10 shares of Continental’s common stock outstanding.
On April 9, 2012, the Company issued an aggregate of 9,576,285 shares of its common stock (the “Company Shares”), par value $0.0001 per share to holders of Company Warrants in consideration for the cancellation of such Company Warrants.  Additionally, such holders agreed to the elimination of certain most favored nations provisions associated with the shares of Continental’s common stock issued in connection with the Continental Warrants (the “Warrant Cancellation Transaction”). The Company issued the Company Shares at a ratio of 300 Company Shares for every 1,000 Company Warrants held.  An aggregate of 31,920,953 Company Warrants were cancelled as a result of the Warrant Cancellation Transaction.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2011, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ending December 31, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal audit functions.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified significant deficiencies related to (i) our internal audit functions and  (ii) a lack of segregation of duties within accounting functions.. Therefore, our internal controls over financial reporting were not effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of our board of directors and our officers. All directors hold office for one-year terms until the election and qualification of their successors. Officers are appointed by the board of directors and serve at the discretion of the board.

Name	Age	Position with the Company

Stephen Alfers	66	Chief Executive Officer, President and Chairman

David Rector	65	Treasurer, Vice President of Administration and Finance and Director

Adam Wasserman	46	Chief Financial Officer

Barry Honig	40	Director

Stephen Alfers, Chief Executive Officer, President and Chairman, was appointed as our Chief Executive Officer and Chairman on February 9, 2012. Mr. Alfers was appointed as our President on August 6, 2012. Mr. Alfers served as the President and Chief of U.S. Operations of Franco-Nevada Corporation from 2010 to 2011 and its Vice President (Legal) from 2007 to 2009.  Mr. Alfers served as President of Franco-Nevada US Corporation, the wholly owned subsidiary of Franco-Nevada Corporation, from 2010 to 2011.  Mr. Alfers served as the President and Chief Executive Officer of NewWest Gold Corporation, a publicly-traded Canadian corporation listed on the Toronto Stock Exchange, from 2006 to 2007.  Mr. Alfers also served on the Board of Directors of NewWest Gold Corporation from 2005 to 2007.  Mr. Alfers served as President and Chief Executive Officer of the NewWest Resources Group from 2001 to 2005 and President and Chief Executive Officer of NewWest Gold Corporation, a privately-held Delaware Corporation, from 2005 to 2006.  Mr. Alfers was the founder and managing partner of Alfers & Carver LLC from 1995 to 2001, a boutique natural resources law firm.  Mr. Alfers received a J.D. from the University of Virginia, an M.A. in Monetary Policy and Public Finance from the University of Denver and a B.A. in Economics from the University of Denver.  Mr. Alfers was chosen to be a director of the Company based on his extensive mining resource and business experience. Mr. Alfers has also been the President of Alfers Mining Consulting since 2007.

David Rector, Treasurer, Vice President of Administration and Finance and Director, served as our President from May 12, 2011 to February 9, 2012 and as a director since August 8, 2011.  Mr. Rector was appointed our Treasurer and Vice President of Administration and Finance on February 9, 2012.  Mr. Rector served as the Chief Executive Officer, President and a director of Nevada Gold Holdings, Inc. from November 5, 2009 to May 2, 2011.  Mr. Rector had previously served as Nevada Gold Holdings, Inc.’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a director from April 19, 2004 through December 31, 2008. He has served as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a director of Standard Drilling, Inc. since November 2007 and served as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a director of Universal Gold Mining Corp. from September 30, 2008, until November 2010. Mr. Rector previously served as President, Chief Executive Officer and Chief Operating Officer of Nanoscience Technologies, Inc. from June 2004 to December 2006. Mr. Rector also served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of California Gold Corp. (f/k/a US Uranium, Inc.) from June 15, 2007 to July 11, 2007 and again from August 8, 2007 to November 12, 2007.  From 2007 through 2009 Mr. Rector served on the board of directors of Rx Elite, Inc. and from June 2008 through November 2011 served on the board of directors of Li3 Energy, Inc. Since June 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries.  Mr. Rector serves on the board of directors of the following public companies: Senesco Technologies, Inc. (since February 2002), Dallas Gold & Silver Exchange (since May 2003), California Gold Corp. (since June 2007) and Standard Drilling, Inc. (since November 2007).  Mr. Rector has served as a director of American Strategic Minerals Corporation since January 26, 2012.  Mr. Rector was selected to serve as a director due to his substantial knowledge of the mining industry, his judgment in assessing business strategies and his years of experience as an officer and director of public companies.

Adam Wasserman, Chief Financial Officer, was appointed as our Chief Financial Officer on November 11, 2010.   Mr. Wasserman is the Chief Executive Officer of CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), where he owns 80% and 60% of such businesses, respectively. CFO Oncall, Inc. provides chief financial officer services to various companies. Mr. Wasserman has served as the Chief Financial Officer of Oriental Dragon Corporation since July 2010. In addition, Mr. Wasserman has served as the Chief Financial Officer of Transax International Limited from May 2005 through December 2011 and Gold Horse International, Inc. from July 2007 through September 2011. Mr. Wasserman also served as Chief Financial Officer for Lotus Pharmaceuticals, Inc. from October 2006 to April 2009, all under the terms of consulting agreements with CFO Oncall, Inc.  Mr. Wasserman has served as director, Treasurer and an executive board member of Gold Coast Venture Capital Association since 1994 and as director and audit committee member of China Direct Industries, Inc. since January 2010 and of Bohai Pharmaceuticals Group, Inc, since July 2010.

Barry Honig, Director, was appointed as our Co-Chairman on September 29, 2010 and served as our Chairman from September 2, 2011 to February 9, 2012. Since January 2004, Mr. Honig has been the President of GRQ Consultants, Inc., and is a private investor and consultant to early stage companies and sits on the board of several private companies. Mr. Honig has served as a director of Chromadex Corporation since October 2011 and served as the Co-Chairman of InterCLICK, Inc. from August 2007 through December 2011.  Mr. Honig was appointed the co-Chairman of Chromadex Corp. on October 14, 2011.  Mr. Honig was selected to serve as our director due to his success as an investor, extensive knowledge of the capital markets, his judgment in assessing business strategies and accompanying risks and his knowledge of the mining industry.

There are no family relationships among the executive officers and directors.

Board Committees

Audit Committee. We intend to establish an audit committee of the board of directors once we have satisfied the other initial listing standards for listing our common stock on the NASDAQ Stock Market or another national exchange.  The audit committee will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties will be to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

 Compensation Committee. We intend to establish a compensation committee of the board of directors once we have satisfied the other initial listing standards for listing our common stock on the NASDAQ Stock Market or another national exchange. The compensation committee will review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee will also administer our stock option plans and recommend and approve grants of stock options under such plans.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2011, all executive officer compensation was determined by our board of directors, who included Mr. Honig, Mr. Rector (appointed August 8, 2011), Mr. Finkel (resigned September 2, 2011) and Mr. Cohen (resigned March 29, 2011).

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Board Independence

We currently have three directors serving on our Board of Directors: Mr. Rector, Mr. Honig and Mr. Alfers.  We are not listed on a national securities exchange and, as such, are not subject to any director independence standards.  Using the definition of independence set forth in the rules of the American Stock Exchange, none of our directors would not be considered an independent director of the Company.

Corporate Governance

Meetings and Committees of the Board of Directors

Our Board of Directors held two formal meetings during the year ended December 31, 2011.

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to partially combine these roles.  Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions partially combined.

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company, our company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix.  Although there are many other factors, the Board seeks individuals with experience on public company boards as well as experience with advertising, marketing, legal and accounting skills.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC.  Based on the information available to us during 2011, we believe that all applicable Section 16(a) filing requirements were met on a timely basis.

Item 11. Executive Compensation.

Summary Compensation Table

                The following table summarizes the overall compensation earned over each of the past two fiscal years ending December 31, 2011 by (1) each person who served as our principal executive officer during fiscal 2011; and (2) our two most highly compensated executive officers as of December 31, 2011 with compensation during fiscal 2011 of $100,000 or more (the “Named Executive Officers”).  The value attributable to any Option Awards and Stock Awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718.  As described further in Note 11 – Stockholders’ Equity – Common Stock Options to our consolidated year-end financial statements, a discussion of the assumptions made in the valuation of these option awards and stock awards.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)		Stock Awards ($)	All Other Compensation ($)		Total ($)
Gregory Cohen (2)	2011	45,000	--	--		--	19,000	(3)	64,000
Former President, Former Chief Operating Officer, Former Secretary and a former director	2010	90,000	--	360,000	(4)	--	--		450,000
Sheldon Finkel (5)	2011	312,500	--	--		--	--		312,500
Former Co-Chairman and Former Chief Executive Officer	2010	250,000	--	510,000	(6)	--	--		760,000
Peter Levy (7)	2011	112,500	--	252,500	(8)	--	--		365,000
Former Executive Vice President	2010	37,500	--	150,000	(9)	--	--		187,500
David Rector (10)	2011	87,500	20,000	--		--	--		107,500
Former President and a director	2010	--	--	--		--	--		--
Stephen Alfers (11)	2011	--	--	--		--	--		--
Chief Executive Officer, President and Chairman	2010	--	--	--		--	--		--
Adam Wasserman (12)	2011	--	--	--		--	72,000		72,000
Chief Financial Officer	2010	--	--	--		12,000	29,250		41,250

(1)	Reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718 with the exception that the amount shown assumes no forfeitures.
(2)	Mr. Cohen served as our President, Chief Operating Officer and a Director from August 27, 2010 through March 29, 2011 and as our Secretary from September 29, 2010 through March 29, 2011.
(3)	Represents health benefits of $19,000.
(4)	These options were forfeited on March 29, 2011.
(5)	Mr. Finkel served as our Chief Executive Officer and Co-Chairman from May 10, 2010 through September 2, 2011.
(6)
On September 2, 2011, these options, together with 600,000 shares of common stock owned by Mr. Finkel, were pledged as collateral security for (i) the payment of monies by Mr. Finkel to Mr. Honig and to another shareholder and (ii) payment of certain receivables to us by a third party.

(7)	Mr. Levy served as our Executive Vice President from September 17, 2010 through December 31, 2011.
(8)	On December 31, 2011, all of the unvested options, which constituted two thirds of the options granted in 2010, were forfeited. The remaining vested options shall expire on March 31, 2012.
(9)	These options were forfeited on December 31, 2011.
(10)	Mr. Rector served as our President from May 12, 2011 to March 6, 2012 and as a director since August 8, 2011.
(11)	Mr. Alfers was appointed Chief Executive Officer and Chairman on February 29, 2012 and President on March 6, 2012.
(12)	Mr. Wasserman was appointed our Chief Financial Officer on November 11, 2010.

Agreements with Executive Officers

Gregory Cohen

On August 27, 2010 our former wholly owned subsidiary, The Empire Sports & Entertainment Co., entered into an employment agreement with Mr. Cohen, pursuant to which Mr. Cohen was to serve as our President and Chief Operating Officer for a term of three years.  The Agreement provided that Mr. Cohen was to receive a salary of $180,000 per year and ten year options to purchase 600,000 shares of our common stock at an exercise price of $0.60 per share.  The options were to vest in three equal installments on each of June 1, 2011, June 1, 2012 and June 1, 2013.  The agreement provided for certain compensation and accelerated vesting of options upon termination and change of control.

On March 28, 2011, we entered into a separation agreement with Mr. Cohen and The Empire Sports & Entertainment Co. pursuant to which Mr. Cohen resigned from all of his positions with us and each of our subsidiaries and affiliates and agreed to the following:

☐	delivery of 900,000 shares of our common stock owned by Mr. Cohen to us for cancellation;

☐
sale of 1,200,000 shares of our common stock owned by Mr. Cohen to one or more purchasers and use of the proceeds from the sale for (i) payment of various outstanding fees and obligations outstanding and (ii) $115,000 to Mr. Cohen upon the satisfaction of certain conditions set forth in the agreement, including assignments of certain boxing promotional rights agreements (subject to any required consents or approvals), and various profit sharing agreements with respect to certain of the boxing promotional rights agreements under which Mr. Cohen may elect to continue as the promoter of the boxers named therein;

☐	termination of all options, warrants and rights to any common stock, whether or not vested; and

☐	payment of Mr. Cohen’s health benefits for a period of 12 months and reimbursement of certain expenses incurred by Mr. Cohen.

 Sheldon Finkel

On May 19, 2010 our former wholly owned subsidiary, The Empire Sports & Entertainment Co., entered into an employment agreement with Mr. Finkel, pursuant to which Mr. Finkel was to serve as our Chief Executive Officer for a term of three years.  The Agreement provided that Mr. Finkel was to receive a salary of $500,000 per year and an annual bonus amount equal to ten percent of our audited net income.  As set forth in the employment agreement, Mr. Finkel was entitled to subscribe for 1,252,000 shares of our common stock for consideration of $100,000, which stock was subject to repurchase by us upon the occurrence of certain events.  Pursuant to the employment agreement, we secured and posted a letter of credit in the amount of $1,500,000 for the benefit of Mr. Finkel.  Such letter of credit provided that it be drawn down by, and that the proceeds payable thereunder be paid to, Mr. Finkel in the event of a default by us with respect to Mr. Finkel’s employment agreement.  We were permitted to reduce the letter of credit after six months, and after each six month period thereafter, in increments of $250,000.   Mr. Finkel was issued ten year options to purchase 400,000 shares of our common stock at an exercise price of $0.60 per share.  The options were to vest in three equal installments on each of June 1, 2011, June 1, 2012 and June 1, 2013.  The agreement provided that in the event of termination of employment by Mr. Finkel due to a material breach, Mr. Finkel was entitled to his base salary at the rate in effect at the time of the notice of termination and any bonus compensation through the last day of the then existing term.

On September 2, 2011, we entered into a separation agreement with Mr. Finkel, The Empire Sports & Entertainment Co., our wholly owned subsidiary EXCX Funding, Corp., our former 66.67% owned joint venture Capital Hoedown, Inc., Mr. Honig, Mr. Brauser and William Finkel, a designee of Sheldon Finkel.  As set forth in the separation agreement, Mr. Finkel resigned from all of his positions with us and each of our subsidiaries and affiliates and agreed to the following:

●	sale of 1,950,000 shares of common stock owned by Mr. Finkel and his designee to Mr. Brauser for an aggregate purchase price of $150;

●
pledge of the options to purchase 400,000 shares of common stock (133,333 vested on June 1, 2011 and the remaining 266,667 vested immediately upon resignation) and Mr. Finkel’s remaining 600,000 shares of common stock as security for collection of certain outstanding receivables owed to us and certain outstanding funds owed to Mr. Honig and Mr. Brauser;

●	assignment of the current amount under the letter of credit, $1,000,000, to Mr. Honig and Mr. Brauser; and

●
termination all options, warrants and rights to any common stock, which were vested or not vested as of the date of the separation agreement, were terminated and of no further force or effect, except as set forth above.

Peter Levy

On September 17, 2010, our wholly owned subsidiary The Empire Sports & Entertainment Co. entered into an employment agreement with Mr. Levy, pursuant to which Mr. Levy agreed to serve as our Executive Vice President for a term of one year. Unless notice of non-renewal was provided sixty days prior to the end of the term, the term of employment was to be continued for an additional one year. The agreement provided that Mr. Levy was to receive a base salary of $150,000 per year and options to purchase 250,000 shares of our common stock at a per share exercise price of $0.60.  The options were to vest and become exercisable in equal installments on each of October 1, 2011, October 1, 2012 and October 1, 2013.

In connection with Mr. Levy’s resignation on December 31, 2011, all unvested options, including options to purchase 250,000 shares at an exercise price of $1.01 that were issued in March 2011, were forfeited. All of Mr. Levy's 88,333 vested options expired on March 31, 2012. It was agreed that Mr. Levy shall not receive any payments in connection with his resignation with the exception of any accrued but unpaid compensation.

Adam Wasserman

We entered into an engagement letter with Adam Wasserman in September 2010. Pursuant to the terms of this engagement letter, Mr. Wasserman was paid a monthly retainer fee of $4,000 for accounting services performed beginning October 2010 and a onetime fee of 20,000 shares of common stock upon execution of this agreement. We valued these common shares at the fair market value on the date of grant at $0.60 per share.  On March 1, 2011, the retainer fee was increased to $6,000 per month. Mr. Wasserman agreed to act as our Chief Financial Officer. During fiscal year ended December 31, 2011 and 2010, fees amounted to $72,000 and $41,250, respectively.

David Rector

David Rector served as our President from May 12, 2011 to February 9, 2012. On February 9, 2012, Mr. Rector was appointed as the Vice President of Finance and Administration.   Mr. Rector is not party to an employment agreement with us.  Under the terms of an oral agreement, we make periodic payments to Mr. Rector as compensation for his services to us as an officer and director.  The amount of this compensation is determined from time to time by our board of directors, of which he and Mr. Honig are members.  Currently, we pay Mr. Rector $15,417 per month for his services.  The amount of compensation to be paid to Mr. Rector may be increased or decreased from time to time at the sole discretion of our board of directors

Stephen Alfers

On February 9, 2012, the Company entered into an employment agreement with Stephen Alfers, pursuant to which Mr. Alfers shall serve as the Chief Executive Officer of the Company until December 31, 2015, subject to renewal.  Pursuant to the terms of his Employment Agreement, Mr. Alfers will be entitled to a base salary of $250,000 per year and was issued (i) 12,000,000 shares of the Company’s restricted common stock and (ii) an option to purchase 10,000,000 shares of the Company’s common stock with a term of ten years and an exercise price equal to the closing price of the Company’s common stock on the trading day immediately prior to the date of issuance of such grant.

The Company agreed to undertake to register 3,000,000 shares of the restricted common stock with the Securities Exchange at which time 3,000,000 shares shall thereupon vest.  6,000,000 restricted shares (less any shares sooner vested upon registration with the SEC pursuant to the foregoing sentence) will vest on the earlier of (a) such date that the Company consummates a secondary public offering of its securities in which the Company receives gross proceeds of at least $7,000,000 or (b) one year from the date of the Employment Agreement; 3,000,000 shares shall vest two years from the date of the Employment Agreement; and (c) 3,000,000 shares shall vest three years from the date of the Employment Agreement.

Under his Employment Agreement, Mr. Alfers is entitled to receive an annual bonus if the Company meets or exceeds certain criteria adopted by the Board.  The “Target Bonus” for Mr. Alfers for shall equal 100% of his annualized base salary for that year if target levels of performance for that year are achieved, with greater or lesser amounts paid for performance above and below such target. Mr. Alfers is entitled to receive a one-time bonus of $500,000 at the time of entering into the Employment Agreement.

Certain amounts payable to Mr. Alfers as compensation are subject to claw-back rights in the event of restatements of the Company’s financial information for a period of 3 years.  In the case of any termination of Mr. Alfers’ employment due to Resignation Without Good Reason (as defined in the Employment Agreement) prior to the one year anniversary of the Employment Agreement, 50% of the initial bonus shall be required to be repaid to the Company.

Upon Mr. Alfers’ termination without Cause (as defined in the Employment Agreement), within six months prior to or twenty four months following a Change in Control or upon Mr. Alfers’ Resignation for Good Reason during a Change in Control Period (as such terms are defined in the Employment Agreement), the Company shall pay to Mr. Alfers (in addition to any Accrued Obligations as defined in the Employment Agreement), a lump sum in an amount equal to (x) three times (y) the sum of (i) Mr. Alfers’ base salary plus (ii) Mr. Alfers’ bonus. Additionally, any unvested equity awards that were granted prior to such Change in Control, including the awards described herein, shall fully and immediately vest.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the holdings of stock options of the named executive officers at December 31, 2011. This table includes unexercised and unvested options awards. Each outstanding award is shown separately for each named officer.

	Option Awards (1)
	Number of Securities Underlying Unexercised	Number of Securities Underlying Unexercised and Unearned	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

Sheldon Finkel (2)	400,000 (3)	--	$0.60	June 1, 2020
Peter Levy	88,333 (4)	--	$0.60	March 31, 2012

(1)
Mr. Cohen was issued ten-year options to purchase 600,000 shares of common stock at an exercise price of $0.60 per share on June 1, 2010.  These options were to vest in three equal annual installments on each of June 1, 2011, June 1, 2012 and June 1, 2013.  All vested and unvested options to purchase shares of common stock issued to Mr. Cohen were forfeited on March 29, 2011.

(2)
All options to purchase shares of common stock issued to Mr. Finkel were pledged as collateral security for (i) payment of monies by Mr. Finkel to Mr. Honig, our Chairman, and to another shareholder/lender to the Company and (ii) payment of certain receivables to us by a third party.  The loan pursuant to which such options were pledged is currently subject to a claim of default and as a result such options may be subject to forfeiture.

(3)	133,333 options vested on June 1, 2011 and the remaining options vested immediately upon Mr. Finkel’s resignation on September 2, 2011.

(4)
Mr. Levy was issued ten-year options to purchase 250,000 shares of common stock at an exercise price of $0.60 per share on October 1, 2010. These options were to vest in three equal annual installments on each of October 1, 2011, October 1, 2012 and October 1, 2013. Mr. Levy was issued ten-year options to purchase 250,000 shares of common stock at an exercise price of $1.01 per share on March 29, 2011. These options were to vest in three equal annual installments on each of March 29, 2012, March 29, 2013 and March 29, 2014. All unvested options to purchase shares of common stock issued to Mr. Levy were forfeited on December 31, 2011. Mr. Levy may exercise his vested options through March 31, 2012.

2010 Equity Incentive Plan

 On September 29, 2010, our board of directors and stockholders adopted the 2010 Equity Incentive Plan, pursuant to which 2,800,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. The purpose of the 2010 Equity Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2010 Equity Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, stock appreciation rights, performance unit awards and stock bonus awards. The 2010 Equity Incentive Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.

2012 Equity Incentive Plan

On February 9, 2012, our board of directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 40,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. The purpose of the 2012 Equity Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2012 Equity Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, stock appreciation rights, performance unit awards and stock bonus awards. The 2012 Equity Incentive Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.

Director Compensation

Except for the compensation granted to Mr. Cohen, Mr. Finkel and Mr. Rector as set forth above in the Summary Compensation Table and the employment agreement with Stephen alfers, described above, and the options granted to Mr. Honig as described below, we have not had compensation arrangements in place for members of our board of directors and have not finalized any plan to compensate directors in the future for their services as directors. We may develop a compensation plan for our directors in order to attract qualified persons and to retain them. We expect that the compensation arrangements may be comprised of a combination of cash and/or equity awards.

On October 1, 2010, we granted to Mr. Honig options to purchase 400,000 shares of common stock under the 2010 Equity Incentive Plan at an exercise price of $0.60 per share.  The options vest in three equal installments on each of the first, second and third anniversary of the grant date.
On April 6, 2012, the Company and its director, Barry Honig, entered into a consulting agreement  pursuant to which Mr. Honig would provide certain consulting services relating to business development, corporate structure, strategic and business planning, selecting management and other functions reasonably necessary for advancing the business of the Company (the “Services”).  The Consulting Agreement has an initial term of three years, subject to renewal.  In consideration for the Services, the Company agreed to pay Mr. Honig the following consideration:

•	A ten-year option (to purchase 12,000,000 shares of the Company’s common stock, exercisable at $0.35 per share which shall be vested in full on the date of issuance;

•
On such date that the Company receives minimum gross proceeds of at least $5,000,000 due to the occurrence of a Triggering Event (as defined in the Consulting Agreement) or the combination of multiple Triggering Events, Mr. Honig shall receive a one -time payment of $200,000; and

•	Upon a Change in Control (as defined in the Consulting Agreement) of the Company, Mr. Honig shall receive a one-time payment of $500,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth information with respect to the beneficial ownership of our voting securities as of April 16, 2012 by:

☐	each person known by us to beneficially own more than 5.0% of any class of our voting securities;
☐	each of our directors;
☐	each of our named executive officers; and
☐	all of our directors and executive officers as a group.
The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or dispositive power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Pershing Gold Corporation, 1658 Cole Boulevard, Building No. 6, Suite 210, Lakewood, Colorado 80401.

As of April 16, 2012, we had 199,640,561 shares outstanding.

	Common Stock (1)
Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
5% Owners
Continental Resources Group, Inc. (2)	76,095,215		38%
Frost Gamma Investments Trust (3)	15,356,558	(4)	7.7%
Officers and Directors
Stephen Alfers	10,000,000	(6)	5.0%
Adam Wasserman	16,000	(7)	*
Barry Honig	18,834,814	(5)	8.9%
David Rector	2,000,000		1.0%
Officers and Directors as a Group (4 persons)	30,850,814		14.9%
 *less than 1%

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 16, 2012.  In computing the number of shares beneficially owned and the percentage ownership, shares of common stock that may be acquired within 60 days of April 16, 2012 pursuant to the exercise of options, warrants or convertible notes are deemed to be outstanding for that person.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Joshua Bleak is the president of Continental Resources Group, Inc. and, in such capacity, has voting and dispositive power over the securities held for the account of Continental Resources Group, Inc.

(3)	Dr. Philip Frost is the trustee of Frost Gamma Investments Trust and, in such capacity, has voting and dispositive power over the securities held for the account of Frost Gamma Investments Trust.

(4)
Includes 15,356,558 shares of common stock.  Excludes 3,248,396 shares of non-voting Series C Convertible Preferred Stock that are convertible into 8,210,990 shares of common stock and 6,086,934 shares of Series D Convertible Preferred Stock, which is convertible into shares of common stock at a conversion price of $0.40 per share.  The Series C Preferred Stock and the Series D Preferred Stock may not be converted or exercised and the holder may not receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such exercise exceeds 9.99% of the then issued and outstanding shares of common stock, unless the Company receives a written waiver of such provision in accordance with the terms of the Series C Preferred Stock or the Series D Preferred Stock Certificate of Designation. The number of shares reflected in the Beneficial Ownership Table is limited accordingly

(5)
Includes 5,693,333 shares of common stock held by Mr. Honig, 283,815 shares of common stock held by GRQ Consultants, Inc. 401K, 591,000 shares of common stock held by GRQ Consultants, Inc., and options to purchase 12,266,666 shares of common stock held for the account of Mr. Honig which may be exercised within 60 days. Mr. Honig is the trusteet of GRQ Consultants, Inc. 401K and President of GRQ Consultants, Inc. and, in such capacity, has voting and dispositive power over the securities held by GRQ Consultants, Inc. 401K and GRQ Consultants, Inc.

(6)
Represents options to purchase 10,000,000 shares of the Company’s common stock which are exercisable within 60 days.  Does not include 12,000,000 shares of the Company’s restricted stock issued under the 2012 Equity Incentive Plan which will not vest within 60 days.

(7)	Does not include the 4,000 shares of our common stock issued to Mr. Wasserman's associate at CFOoncall, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Between December 2009 and June 2010, Mr. Honig, our former Chairman and current director, loaned us an aggregate of $498,935. These loans were not interest bearing and were due on demand. On June 30, 2010, we issued Mr. Honig 333,333 shares of our common stock in connection with the conversion of $200,000 of the loan amount. Also on June 30, 2010, we issued Mr. Honig a demand promissory note in the amount of $298,935 for the remainder of the unpaid loan balance.  The promissory note accrued interest at the rate of 5% per year and was payable on the earlier of (i) on demand by Mr. Honig upon 30 days prior written notice to us or (ii) June 30, 2012.  On September 1, 2010, we made a payment of $100,000 in cash towards this promissory note and issued a new convertible promissory note in the amount of $198,935 for the balance of the amount owed to Mr. Honig.  The new convertible promissory note accrued interest at the rate of 5% per annum and was payable on the earlier of (i) on demand by Mr. Honig upon 30 days prior written notice to us or (ii) September 1, 2012.  Mr. Honig had the right to convert the note into shares of our common stock at a conversion rate of $0.60 per share.  We paid off the note in full on December 31, 2010 by paying Mr. Honig $200,000 in cash for the principal and interest due under the note.

From January 2010 to June 2010, Mr. Cohen, our former President, former Chief Operating Officer and a former director, loaned us $163,364 for operating expenses.  The principal on the loans did not incur any interest and we repaid the loan amounts in full between March 2010 and July 2010.

On June 16, 2010, Mr. Honig advanced us $1,500,000 to use as collateral in connection with the $1,500,000 letter of credit agreement entered into between us and Mr. Finkel, our former Chief Executive Officer and Co-Chairman, pursuant to the terms of Mr. Finkel’s employment agreement.  On August 5, 2010, we returned the $1,500,000 to Mr. Honig and used our own funds to post the collateral under the letter of credit agreement.

In November 2010, Denis Benoit, the president of Concerts International, Inc., the owner of 33.33% of our former majority owned subsidiary Capital Hoedown, Inc., and the president and a director of Capital Hoedown, Inc., issued $18,000 promissory notes to our former wholly owned subsidiary The Empire Sports & Entertainment, Co. at an interest rate of 4% per year.  The notes were due on August 31, 2011.  We sold The Empire Sports & Entertainment, Co. on September 1, 2011 and the amount owed is no longer on our books.  From March 2010 through January 2011, we shared our office space pursuant to an informal sublease on a month to month basis with a company of which Mr. Cohen served as a director until January 2011. From February 2010 through December 31, 2010, this company reimbursed us $2,700 for our portion of total leasehold improvements costs, $8,508 for our portion of the security deposit and $12,117 for rent payments.

On February 1, 2011, in connection with a $750,000 private placement, we issued Mr. Honig 100,000 shares of our common stock and a $100,000 convertible promissory note.  The note has an interest rate of 5% per year and is convertible into shares of our common stock at a conversion price of $1.00 per share.  The note will mature on February 1, 2012.  On October 31, 2011, we entered into an amendment agreement with Mr. Honig and other noteholders pursuant to which the conversion price of the notes was changed to $0.65 per share.  All of the principal and interest were converted into shares of our common stock in October 2011.

On February 23, 2011, we, our former wholly owned subsidiary The Empire Sports & Entertainment, Co. and our wholly owned subsidiary EXCX Funding Corp. entered into a $4.5 million credit facility agreement with two lenders, Mr. Honig and Mr. Brauser, at the time a beneficial owner of over 5% of our issued and outstanding common stock.  In connection with the credit facility agreement, each of Mr. Honig and Mr. Brauser loaned us and our subsidiaries $2.25 million pursuant to a 6% note that matures on January 31, 2012.  The proceeds from the loan were to be used exclusively to fund the costs of a country music festival held in Ottawa, Canada on August 2011.  In connection with the credit facility agreement, on February 23, 2011, the lenders entered into a contribution agreement with our former Chief Executive Officer and Co-Chairman, Mr. Finkel, pursuant to which Mr. Finkel agreed that, in the event that the music festival generated net losses, he would pay each of the lenders such amount so that the amount of net losses incurred by each lender would not exceed one third of the total amount of net losses.  The contribution agreement also provided that Mr. Finkel would pledge to the lenders the proceeds from his $1,500,000 letter of credit.  In connection with these transactions, we issued to each of Mr. Finkel, Mr. Honig and Mr. Brauser 750,000 shares of our Series A Convertible Preferred Stock, all of which have been converted into 750,000 shares of common stock prior to the date hereof.    Between August 2011 and December 2011, we paid Mr. Honig a total of $1,688,250 and Mr. Brauser a total of $1,638,250.  Mr. Brauser applied the remaining principal of $611,750 to purchase 1,529,375 units consisting of 1,529,375 shares of our common stock and warrants to purchase 764,688 shares of common stock.  As of April 16, 2012, $561,750 of the principal amount owed to Mr. Honig remains outstanding and we have not paid any of the interest on the note. In March 2012, Mr. Honig agreed to extend the maturity date of such note up to February 1, 2013.

On April 26, 2011 our former majority owned subsidiary Capital Hoedown, Inc. entered into a management services agreement with Concert International, Inc., its minority owner, and Denis Benoit, the president and a director of Capital Hoedown, Inc. and the president and director of Concert International, Inc.   The agreement provided that Concert International, Inc. would provide Capital Hoedown, Inc. with management and administrative services, and make available the services of Mr. Benoit, in connection with an annual country music festival held in Ottawa, Ontario to be operated by Capital Hoedown, Inc.    Capital Hoedown, Inc. paid Concert International, Inc. a management fee of CAD $100,000.

 On April 26, 2011, our former wholly owned subsidiary The Empire Sports & Entertainment Co. made a revolving demand loan of up to $500,000 to Concert International, Inc. and Denis Benoit at an annual interest rate of 10%.  The loan was payable on the earlier of January 15, 2012 or upon demand.  We sold The Empire Sports & Entertainment, Co. on September 1, 2011 and the amount owed is no longer on our books.

On April 26, 2011, our former wholly owned subsidiary The Empire Sports & Entertainment Co. made a revolving demand loan of up to $4,000,000 to Concert International, Inc. at an annual interest rate of 10%.  The loan was payable on the earlier of January 15, 2012 or upon demand.  We sold The Empire Sports & Entertainment, Co. on September 1, 2011 and the amount owed is no longer on our books.

On May 24, 2011, we entered into limited liability company membership interests purchase agreements with each of the four members of Arttor Gold LLC, a Nevada limited liability company, pursuant to which we acquired 100% of Arttor Gold LLC.  Arttor Gold LLC leases from Mr. Leger, our former Chief Geologist, certain claims in the State of Nevada which we are currently surveying or exploring.  At the date of the sale, Arttor Gold LLC held approximately $2,000,000 in cash that we acquired.  Prior to the sale, our President and director Mr. Rector and Mr. Leger each owned 9.5% of Arttor Gold LLC and our shareholder Frost Gamma Investments Trust owned 33.33% of Arttor Gold LLC.  As consideration for the membership interests, we issued 2,000,000 shares of common stock to Mr. Rector, 2,000,000 shares of common stock to Mr. Leger, 7,000,000 shares of common stock to Frost Gamma Investments Trust and 2,000,000 million shares of common stock and 8,000,000 shares of Series B Convertible Preferred Stock to the other owner of Arttor Gold LLC.

On May 24, 2011, we entered into an agreement with Frost Gamma Investments Trust pursuant to which we agreed that in connection with any private offering completed within six months, we would make available to Frost Gamma Investments Trust the same terms (including terms related to anti-dilution price protection, registration rights, dividends and similar terms and provisions) provided to investors in such private placement with respect to the 7,000,000 shares of our common stock issued to Frost Gamma Investments Trust as consideration for its membership interests in Arttor Gold LLC as described above.

On May 24, 2011, as a result of our acquisition of Arttor Gold LLC, we acquired two lease agreements with Mr. Leger for the Red Rock Mineral Prospect and the North Battle Mountain Mineral Prospect.  The leases grant us the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten years and may be renewed in ten year increments.  The terms of the leases may not exceed 99 years.  Until production is achieved, our lease payments, or advance minimum royalties, consist of an initial payment of $5,000 per lease that was paid upon the signing of each lease and annual payments according to the following schedule for each lease:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary	$15,000
2nd Anniversary	$35,000
3rd Anniversary	$45,000
4th Anniversary	$80,000
5th Anniversary and annually thereafter during the term of the lease	The greater of $100,000 or the U.S. dollar equivalent of 90 ounces of gold

In the event that that we produce gold or other minerals from minerals found on these properties, our lease payments will be the greater of (i) the advance minimum royalty payments according to the table above, or (ii) a production royalty equal to 3% of the gross sales price of any gold, silver, platinum or palladium that we recover and 1% of the gross sales price of any other minerals that we recover.  We have the right to buy down the production royalties on gold, silver, platinum and palladium by payment of $2,000,000 for the first 1%.   All advance minimum royalty payments constitute prepayment of production royalties on an annual basis.  If the total dollar amount of production royalties due within a calendar year exceed the dollar amount of the advance minimum royalty payments due within that year, we may credit all uncredited advance minimum royalty payments made in previous years against 50% of the production royalties due within that year. The leases also require that we spend a total of $100,000 on work expenditures on each property for the period from lease signing until December 31, 2012 and $200,000 on work expenditures on each property per year commencing in 2013 and annually thereafter.

On July 18, 2011, we issued a $2,000,000 note to Continental Resources Group, Inc., which became our majority shareholder on July 22, 2011.  The note had an interest rate of 6% per year and a maturity date of January 18, 2011.  On July 22, 2011, in connection with the asset purchase agreement, we acquired the $2,000,000 note which was payable to Continental and included the acquisition of the $2,000,000 note receivable as part of the purchase price allocation.  Accordingly, the acquired note receivable was eliminated against the note payable on our financial statements.

On July 22, 2011, we acquired all of the assets of Continental Resources Group, Inc. in exchange for 76,095,215 shares of our common stock issued to Continental Resources Group, Inc., warrants to purchase 41,566,999 shares of our common stock issued to Continental Resources Group, Inc.’s warrant holders, and options to purchase 2,248,000 shares of our common stock to Continental Resources Group, Inc.’s option holders.   Mr. Honig is the largest shareholder of Continental Resources Group, Inc. and beneficially owns 5.4% of its issued and outstanding shares of common stock.

On September 1, 2011, we disposed of our wholly owned subsidiary The Empire Sports & Entertainment Co., including its 66.67% equity ownership interest in Capital Hoedown, Inc., pursuant to a stock purchase agreement by and among us, The Empire Sports & Entertainment Co. and Concerts International, Inc. for $500,000 payable on March 31, 2012 pursuant to an 8% promissory note.  As of April 16, 2012, no portion of the principal or interest has been paid.

On September 2, 2011, we entered into a separation agreement with our former Chief Executive Officer and former Co-Chairman Sheldon Finkel, The Empire Sports & Entertainment Co., our wholly owned subsidiary EXCX Funding, Corp., Capital Hoedown, Inc., Mr. Honig, Mr. Brauser and William Finkel, a designee of Sheldon Finkel.  As set forth in the separation agreement, Mr. Finkel resigned from all of his positions with us and each of our current and former subsidiaries and affiliates and agreed to the following:

•
cancellation of (i) 750,000 shares of common stock owned by Mr. Finkel and (ii) all unvested shares and options, other than 600,000 shares of common stock and outstanding options to purchase 400,000 shares of common stock;

•	sale of 1,950,000 shares of common stock owned by Mr. Finkel and his designee to Mr. Brauser for an aggregate purchase price of $150;

•
pledge of the options to purchase 400,000 shares of common stock and Mr. Finkel’s remaining 600,000 shares of common stock as security for collection of certain outstanding receivables owed to us and certain outstanding funds owed to Mr. Honig and Mr. Brauser;

•	assignment of the current amount under the letter of credit, $1,000,000, to Mr. Honig and Mr. Brauser; and

•
termination all options, warrants and rights to any common stock, which were vested or not vested as of the date of the separation agreement, were terminated and of no further force or effect, except as set forth above.

On September 23, 2011, we entered into a mutual release agreement with Continental Resources Group, Inc. and certain holders of Continental Resources Group, Inc.’s warrants who had demanded that we purchase certain warrants issued to them by Continental Resources Group, Inc. for the warrants’ Black Scholes Value.  On August 24, 2011, one of the claimants had filed a complaint against us in the United States District Court for the Southern District of New York alleging breach of certain terms of the warrants and claiming damages of approximately $128,000 plus attorneys’ fees and costs.   The release agreement provided that we and Continental Resources Group, Inc., on the one hand, and the warrant holders, on the other hand, release each other from all claims, actions, and damages we may have against each other for any reason arising from the beginning of the world to the date and time of the release agreement.

On October 3, 2011, we entered into an agreement and release with Continental Resources Group, Inc. and certain holders of warrants issued by Continental Resources Group, Inc. in private placements, pursuant to which we agreed to issue to each holder two shares of our common stock for every $1.00 such warrant holders had invested in the private placements in exchange for cancellation of the warrants and waiver of ratchet anti-dilution protection from future offerings.  We issued an aggregate of 5,350,000 shares in connection with this transaction.

On September 14, 2011 we issued a $1,715,604 secured convertible promissory note to Frost Gamma Investments Trust, which owns 7.7% of our issued and outstanding shares of common stock.  The note has an interest rate of 9% per year and a conversion price of $0.50 per share.  We and our wholly owned subsidiary Gold Acquisition Corp. are joint and several obligors under the note and the note is secured by all of our personal property and by a pledge of 100% of the issued and outstanding common stock of Gold Acquisition Corp.  Principal and interest under the note are payable on the first business day of each month commencing on the later of (i) 30 months from the original date of issuance and (ii) 10 days following the payment and/or conversion in full of senior secured promissory notes we issued to unrelated third parties on August 30, 2011.  The note was to be prepaid upon the occurrence of a Qualified Financing, as such term is defined in the note, of at least $1,715,604.  Certain holders of our senior secured debt, including Mr. Honig who owns $561,750 of senior secured debt, agreed to subordinate our senior obligations to the prior payment of all obligations under this note.  On October 31, 2011, following a Qualified Financing, we entered into a waiver agreement with Frost Gamma Investments Trust pursuant to which we prepaid $700,000 of the principal amount of this note and Frost Gamma Investments Trust waived prepayment of the balance of the principal.   On March 30, 2012, the note was amended to allow for conversion into shares of Series D Preferred Stock.  On March 30, 2012, the remaining $1,015,604 principal note and accrued interest was converted in full in consideration for 1,024,744 shares of Series D Preferred Stock.  As an inducement to fully convert this note, Frost Gamma Investment Trust also received an additional 605,760 shares of our Series D Convertible Preferred Stock.

On September 29, 2011, we issued 3,284,396 shares of newly designated Series C Convertible Preferred Stock and warrants to purchase 9,853,188 shares of common stock at an exercise price of $0.60 per share for an aggregate purchase price of $3,284,396 to Frost Gamma Investments Trust.  The warrants may be exercised until the second anniversary of issuance at a cash exercise price of $0.60 per share and may be exercised on a cashless basis at any time after the original date of issuance.

On October 4, 2011, Mr. Brauser converted 250,000 shares of Series B Convertible Preferred Stock into 250,000 shares of our common stock and on December 14, 2011, Mr. Brauser converted 750,000 shares of Series B Convertible Preferred Stock into 750,000 shares of our common stock. At such times, Mr. Brauser beneficially owned over 5% of our common stock.

On February 23, 2012, we issued 600,000 shares of our Series D Convertible Preferred Stock and warrants to purchase an aggregate of 5,250,000 shares of our common stock at an exercise price of $0.40 per share for an aggregate purchase price of $600,000 to Frost Gamma Investments Trust.

On March 29, 2012, Frost Gamma Investments Trust exercised certain warrants on a cashless basis and will receive 2,967,143 shares of our common stock (using a VWAP (as defined in such warrants) of $0.919 for this calculation) sixty one (61) days from the date of exercise.

On March 30, 2012, Frost Gamma Investments Trust fully converted certain indebtedness in the then current principal amount of $4,515,604 (which includes the $1,015,604 principal note discussed above) and accrued and unpaid interest thereon and received 4,546,345 shares of our Series D Convertible Preferred Stock. The conversion price was at $1.00 per share (the stated value of the Series D Convertible Preferred Stock). As an inducement to fully convert such indebtedness, Frost Gamma Investments Trust also received an additional 940,623 shares of our Series D Convertible Preferred Stock.

On April 6, 2012, the Company and its director, Barry Honig, entered into a consulting agreement  pursuant to which Mr. Honig would provide certain consulting services relating to business development, corporate structure, strategic and business planning, selecting management and other functions reasonably necessary for advancing the business of the Company (the “Services”).  The Consulting Agreement has an initial term of three years, subject to renewal.  In consideration for the Services, the Company agreed to pay Mr. Honig the following consideration:

•	A ten-year option (to purchase 12,000,000 shares of the Company’s common stock, exercisable at $0.35 per share which shall be vested in full on the date of issuance;

•
On such date that the Company receives minimum gross proceeds of at least $5,000,000 due to the occurrence of a Triggering Event (as defined in the Consulting Agreement) or the combination of multiple Triggering Events, Mr. Honig shall receive a one -time payment of $200,000; and

•	Upon a Change in Control (as defined in the Consulting Agreement) of the Company, Mr. Honig shall receive a one-time payment of $500,000.

As of the date of this report, Continental Resources Group, Inc. owns 76,095,215 shares, or approximately 38% of our common stock.  From time to time since August 2011, we have provided short term, non-interest bearing advances of an aggregate of $350,000 to Continental Resources Group, Inc. for operating expenses.   As of the date hereof, approximately $350,000 remains outstanding.  Barry Honig, a member of our board of directors, is the largest shareholder of Continental Resources Group, Inc. and beneficially owns 4,911,363 shares, or 5.4%, of Continental Resources Group, Inc. In addition, 3,535,000 shares are owned by various Uniform Transfer to Minor Act accounts for which Mr. Honig’s father is custodian. Mr. Honig exercises no investment or voting power and disclaims beneficial ownership of the shares owned in the name of his father or by accounts for which his father is custodian. Although Mr. Honig disclaims beneficial ownership of such shares, if aggregated, the percent of class represented by the aggregate amount beneficially owned and the excluded shares would be 9.1% of Continental Resources Group, Inc.’s issued and outstanding shares.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and December 31,2010  was $40,000 and $50,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2011 and December 31, 2010 was $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2011 and December 31, 2010 was $0 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2011 and December 31, 2010, other than for audit fees and tax fees, was $0 and $0, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We do not currently have an Audit Committee.  The policy of our Board of Directors, which acts as our Audit Committee, is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
2.1
Share Exchange Agreement dated as of September 29, 2010, by and among The Empire Sports & Entertainment Holdings Co., The Empire Sports & Entertainment, Co. and the shareholders of The Empire Sports & Entertainment Co. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010)

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010)
3.3
Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2011)

3.4	Certificate of Amendment of Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2011)
3.5
Certificate of Designation of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2011)

3.6
Certificate of Designation of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011)

3.7
Certificate of Designation of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)

3.8	Certificate of Amendment (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 28, 2012)
3.9	Amendment to Series D Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2012)
3.10
Amendment to Series D Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2012)

10.1
The Empire Sports & Entertainment Holdings Co. 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010)+

10.2	Form of 2010 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010)+
10.3	Form of 2010 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010)+
10.4	Employment Agreement Sheldon Finkel (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010)+
10.5	Employment Agreement Gregory D. Cohen (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010)+
10.6
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated October 8, 2010 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2010)

10.7	Stock Purchase Agreement dated October 8, 2010 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2010)
10.8	Employment Agreement Peter Levy (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010)+
10.9	Convertible Promissory Note (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 filed on April 15, 2011)
10.10	Lease Agreement(Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1 filed on April 15, 2011)
10.11	Form of Convertible Promissory Note, dated February 1, 2011 (Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form S-1 filed on June 16, 2011)
10.12
Credit Facility Agreement by and among The Empire Sports & Entertainment Holdings Co., The Empire Sports & Entertainment Co., EXCX Funding Corp., Barry Honig and Michael Brauser dated February 23, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2011)

10.13
Amendment Agreement to Credit Facility Agreement dated March 1,2011 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2011)

10.14	Collateral Account Agreement dated February 23, 2011 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2011)
10.15	Form of Note (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2011)
10.16
Contribution and Security Agreement dated February 23, 2011 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2011)

10.17	Separation Agreement and General Release, dated March 28, 2011 (Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-1 filed on June 16, 2011)+
10.18	Form of Subscription Agreement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2011)
10.19	Unanimous Shareholder Agreement, dated April 26, 2011 (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-1 filed on June 16, 2011)
10.20	Management Services Agreement, dated April 26, 2011 (Incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 filed on June 16, 2011)
10.21
Revolving Demand Loan Acknowledgment Letter to CII and Denis Benoit, dated April 26, 2011 (Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-1 filed on June 16, 2011)

10.22
Revolving Demand Loan Acknowledgment Letter to Capital Hoedown Inc., dated April 26, 2011 (Incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form S-1 filed on June 16, 2011)

10.23	Form of LLC Membership Interest Sales Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2011)
10.24	Frost Gamma Investments Trust Letter Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2011)
10.25	Amended and Restated Operating Agreement of Arttor Gold (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2011)
10.26	North Battle Mountain Mineral Prospect Lease (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2011)
10.27	Red Rock Mineral Prospect Lease (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2011)
10.28	Form of Note (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2011)
10.29	Asset Purchase Agreement dated July 22, 2011 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2011)
10.30	Bill of Sale dated July 22, 2011 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2011)
10.31	Assignment and Assumption Agreement dated July 22, 2011 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2011)
10.32
Intellectual Property Assignment Agreement dated July 22, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2011)

10.33
Amended and Restated North Battle Mountain Mineral Prospect Lease (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 22, 2011)

10.34
Amended and Restated Red Rock Mineral Prospect Lease (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 22, 2011)

10.35
Assignment and Assumption Agreement dated August 30, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2011)

10.36
Form of Promissory Note issued to Platinum Long Term Growth LLC (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2011)

10.37	Form of Promissory Note issued to Lakewood Group LLC (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2011)
10.38	Security Agreement dated August 30, 2011 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2011)
10.39	Stock Pledge Agreement dated August 30, 2011 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2011)
10.40
Amended and Restated Net Smelter Return Royalty Agreement dated August 24, 2011 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2011)

10.41	Collateral Agency Agreement dated August 30, 2011 (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2011)
10.42
Side Letter to Barry Honig and Michael Brauser dated August 30, 2011 (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2011)

10.43	Stock Purchase Agreement dated September 1, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)
10.44	Form of Promissory Note (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)
10.45
Separation Agreement and Release dated September 2, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2011)+

10.46	Mutual Release Agreement dated September 23, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2011)
10.47	Form of Agreement and Release (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011)
10.48	Amendment No. 1 to Note dated October 31, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011)
10.49	Note Purchase Agreement dated September 14, 2011 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011)
10.50
Secured Convertible Note dated September 14, 2011 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011)

10.51	Security Agreement dated September 14, 2011 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011)
10.52	Stock Pledge Agreement dated September 14, 2011 (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011)
10.53	Subscription Agreement dated September 29, 2011 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011)
10.54	Form of Warrant (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011)
10.55		Form of Unit Subscription Agreement (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011)
10.56		Form of Warrant (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011)
10.57		Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011)
10.58		Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2011)
10.59		Form of Warrant (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2011)
10.60		Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2011)
10.61		Employment Agreement with Stephen Alfers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012)
10.62		Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012)
10.63		2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012)
10.64		Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.65		Assignment and Assumption Agreement( Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.66		Form of Acquired Note (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.67		Form of Remainder Note (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.68		Assignor Note Modification Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.69		Assignee Note Modification Agreement (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.70		Form of Warrant (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.71		Asset Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2012)
10.72		Form of Warrant (Incorporated by reference to Exhibit 10.2to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2012)
10.73		Form of Assignment and Assumption Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2012)
10.74		Form of Note Amendments (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2012)
10.75		Form of Subscription Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2012)
10.76		Consulting Agreement with Barry Honig (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2012)
16.1
Letter from Gumbiner Savett Inc. dated October 21, 2010 (Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2010)

16.2		Letter from J.H. Cohn LLP dated June 1, 2011 (Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2011)
21.1		List of Subsidiaries*
24.1		Powers of Attorney (Included on signature page)
31.1		Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2		Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Cash Flow; (iii) the Consolidated Balance Sheets; and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

**  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERSHING GOLD CORPORATION (Registrant)
April 16, 2012	By:	/s/ Stephen Alfers
Name: Stephen Alfers Title: Chief Executive Officer and President (Principal Executive Officer)

April 16, 2012	By:	/s/ Adam Wasserman
Name: Adam Wasserman Title: Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Stephen Alfers
Stephen Alfers	President, Chief Executive Officer and Chairman	April 16, 2012
(Principal Executive Officer)
/s/ Adam Wasserman
Adam Wasserman	Chief Financial Officer	April 16, 2012
(Principal Financial and Accounting Officer)
/s/ David Rector
David Rector	Treasurer and Director	April 16, 2012

/s/ Barry Honig
Barry Honig	Director	April 16, 2012