Form 10-Q
period 2012-03-31
Pershing Gold Corp.
filed 2012-05-15
CIK 1432196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER:  333-150462

Pershing Gold Corporation
(Name of Registrant as specified in its charter)

Nevada	26-0657736
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

1658 Cole Boulevard Building 6 Suite 210, Lakewood, CO
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  204,220,557 shares of common stock are issued and outstanding as of May 15, 2012.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2012

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,592,035	$3,670,567
Marketable securities - trading securities	119,702	100,000
Marketable securities - available for sale securities	4,650,000	-
Notes receivable, net	70,000	-
Other receivables	-	113,241
Prepaid expenses - current portion	392,892	463,737
Deferred financing cost	-	50,919
Due from equity method investor (former Parent Company)	517,949	347,335
Assets of discontinued operations - current portion	-	61,050

Total Current Assets	8,342,578	4,806,849

OTHER ASSETS:
Prepaid expenses - long-term portion	35,267	37,759
Property and equipment, net	7,887,493	8,031,103
Mineral rights	9,051,071	8,501,071
Reclamation bond deposit	4,557,629	4,557,629
Deposits	59,884	51,000

Total Other Assets - Net	21,591,344	21,178,562

Total Assets	$29,933,922	$25,985,411

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$869,598	$821,111
Senior convertible promissory notes, net of debt discount	-	1,066,445
Convertible promissory note, net of debt discount	-	118,487
Note payable	500,000	-
Note payable - related party, net of debt discount	561,750	510,832
Deferred revenue	1,666,667	-
Derivative liability	-	6,295,400
Liabilities of discontinued operation	-	21,622

Total Liabilities	3,598,015	8,833,897

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)	-	-
Convertible Series B Preferred stock ($.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding and 500,000 as of March 31, 2012 and December 31, 2011, respectively)	-	50
Convertible Series C Preferred stock ($.0001 Par Value; 3,284,396 Shares Authorized; 3,284,396 outstanding as of March 31, 2012 and December 31, 2011)	328	328
Convertible Series D Preferred stock ($.0001 Par Value; 7,500,000 Shares Authorized; 6,086,968 outstanding as of March 31, 2012 and December 31, 2011)	609	-
Common stock ($.0001 Par Value; 500,000,000 Shares Authorized; 180,184,556 and 142,773,113 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)	18,019	14,277
Additional paid-in capital	80,849,995	47,114,351
Accumulated deficit	(14,901,794)	(14,901,794)
Accumulated deficit since inception of exploration stage (September 1, 2011)	(39,629,480)	(15,074,534)

Total Pershing Gold Corporation Equity	26,337,677	17,152,678

Non-Controlling Interest in Subsidiary	(1,770)	(1,164)

Total Stockholders' Equity	26,335,907	17,151,514

Total Liabilities and Stockholders' Equity	$29,933,922	$25,985,411

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION  AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	For the Period from Inception of Exploration stage (September 1, 2011) through March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-

Operating expenses:
Compensation and related taxes	6,490,733	105,000	7,572,812
Exploration cost	1,289,899	-	3,089,921
Consulting fees	918,624	187,860	6,489,803
General and administrative expenses	1,021,863	171,804	2,454,333

Total operating expenses	9,721,119	464,664	19,606,869

Operating loss from continuing operations	(9,721,119)	(464,664)	(19,606,869)

OTHER INCOME (EXPENSES):
Loss from entinguishment of debts	(4,769,776)	-	(4,769,776)
Change in fair value of derivative liability	(1,454,889)	-	5,447,917
Loss from disposal of assets	(9,434)	-	(183,464)
Other income	80,000	-	80,000
Settlement expense	-	-	(4,799,000)
Realized loss - available for sale securities	(27,000)	-	(27,000)
Unrealized gain - trading securities	19,702	-	19,702
Other income pursuant to an option agreement	4,333,333	-	4,333,333
Interest expense, net of interest income	(11,330,418)	-	(15,845,894)

Total other expenses - net	(13,158,482)	-	(15,744,182)

Loss from continuing operations before provision for income taxes	(22,879,601)	(464,664)	(35,351,051)

Provision for income taxes	-	-	-

Loss from continuing operations	(22,879,601)	(464,664)	(35,351,051)

Discontinued operations:
(Loss) gain from discontinued operations, net of tax	(50,174)	(823,698)	802,491

Net loss	(22,929,775)	(1,288,362)	(34,548,560)

Less: Net loss (income) attributable to non-controlling interest	606	-	(170,747)

Net loss attributable to Pershing Gold Corporation	(22,929,169)	(1,288,362)	(34,719,307)

Preferred deemed dividend	(1,616,777)	-	(1,616,777)

Preferred stock dividends	(9,000)	-	(3,293,396)

Net loss available to common stockholders	$(24,554,946)	$(1,288,362)	$(39,629,480)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.15)	$(0.02)	$(0.25)
(Loss) income from discontinued operations	$0.00	$(0.04)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	152,753,739	22,718,027	139,030,857

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION  AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from Inception of Exploration stage
	For the Three Months Ended	For the Three Months Ended	(September 1, 2011) through
	March 31, 2012	March 31, 2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Pershing Gold Corporation	$(22,929,169)	$(1,288,362)	(34,719,307)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	241,794	1,960	567,722
Bad debts	13,333	-	513,333
Bad debts in connection with discontinued operations	61,050	60,794	98,800
Amortization of promotional advances	-	8,643	-
Amortization of debt discounts and deferred financing cost	8,100,450	385,479	12,049,972
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	-	46,666	116,669
Loss from extinguishment of debts	4,769,776	-	4,769,776
Change in fair value of derivative liability	1,454,889	-	(5,447,917)
Interest expense in connection with the note modification	3,022,186	-	3,022,186
Interest expense in connection with the conversion of notes payable	-	-	230,192
Gain from disposal of discontinued operations	-	-	(1,134,448)
Loss from disposal of assets	9,434	-	183,464
Non-controlling interest	(606)	-	170,141
Realized loss - available for sale securities	27,000	-	27,000
Unrealized gain - trading securities	(19,702)	-	(19,702)
Common stock issued for services	239,028	-	1,076,528
Common stock issued in connection with an employment agreement	694,167	-	694,167
Common stock issued and included in settlement expense	-	-	4,761,500
Stock-based compensation	5,436,870	176,250	7,921,337
Other income pursuant to an option agreement	(4,333,333)	-	(4,333,333)

Changes in operating assets and liabilities:
Restricted cash - current portion	-	(3,135,568)	1,320,817
Note receivable	-	-	-
Other receivables	99,908	-	86,575
Prepaid expenses - current portion and other current assets	70,845	(7,924)	1,940,167
Assets of discontinued operations - current portion	-	325,357	141,378
Prepaid expenses - long-term portion	2,492	-	6,645
Restricted cash - long-term portion	-	-	500,000
Deposits	(8,884)	-	(8,884)
Assets of discontinued operations - long term portion	-	30,000	40,556
Accounts payable and accrued expenses	88,451	-	451,834
Liabilities of discontinued operation	(21,622)	55,264	28,730

NET CASH USED IN OPERATING ACTIVITIES	(2,981,643)	(3,341,441)	(4,944,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on note and loan receivable	-	(2,177,628)	-
Acquisition of mining rights	(550,000)	-	(550,000)
Payment received on note receivable	930,000	25,000	930,000
Proceeds received from the sale of marketable securities	323,000	-	323,000
Proceeds from disposal of assets	70,875	-	204,306
Purchase of property and equipment	(178,493)	(3,972)	(244,741)

NET CASH USED IN INVESTING ACTIVITIES	595,382	(2,156,600)	(1,053,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance cost	847,500	-	4,024,916
Proceeds from sale of preferred stock	1,000,000	-	4,284,396
Proceeds from note payable - related party	-	2,250,000	-
Proceeds from note payable	500,000	2,250,000	500,000
Proceeds from convertible promissory note - related party	-	100,000	-
Proceeds from convertible promissory notes	-	650,000	1,715,604
Payments on notes payable	(1,039,771)	-	(2,906,493)
Advances to parent company	-	-	48,745

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,307,729	5,250,000	7,667,168

EFFECT OF EXCHANGE RATE ON CASH	-	-	1,649

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,078,532)	(248,041)	1,671,651

CASH AND CASH EQUIVALENTS- beginning of period	3,670,567	509,550	920,384

CASH AND CASH EQUIVALENTS- end of period	$2,592,035	$261,509	$2,592,035

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$71,817	$4,771	$404,308
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of loans payable	$-	$360,000	$-
Issuance of common stock for payment of notes payable and accrued interest	$8,315,258	$-	$9,323,005
Issuance of common stock in connection with the conversion of a promissory note into a current private placement	$-	$-	$611,750
Carrying value of assumed assets, liabilities and certain promotion rights agreement contributed from Golden Empire, LLC	$-	$(30,551)	$-
Common stock issued for prepaid services	$-	$280,000	$-
Issuance of additional notes payable upon assignment of debt	$294,285	$-	$294,285
Beneficial conversion feature and debt discount in connection with the issuance of convertible promissory notes	$168,163	$750,000	$1,883,767
Debt discount in connection with the issuance of the credit facility agreement and notes payable	$-	$1,800,000	$-
Deferred financing cost in connection with the issuance of the credit facility agreement and notes payable	$-	$900,000	$-
Preferred stock deemed dividend	$1,616,777	$-	$4,901,173
Issuance of common stock for payment of Continental's accrued legal fees	$170,614	$-	$170,614
Issuance of common stock for payment of accrued dividend	$3,601	$-	$3,601
Reclassification of derivative liability to equity	$7,750,289	$-	$7,750,289
Issuance of a note receivable pursuant to an option agreement	$1,000,000	$-	$1,000,000

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Pershing Gold Corporation  (the “Company”), formerly Sagebrush Gold Ltd., formerly The Empire Sports & Entertainment Holdings Co., formerly Excel Global, Inc. (the “Shell”), was incorporated under the laws of the State of Nevada on August 2, 2007.In September 2010, the Company changed its name to The Empire Sports & Entertainment Holdings Co, which was subsequently changed to Sagebrush Gold Ltd. on May 16, 2011. On February 27, 2012, the Company changed its name to Pershing Gold Corporation.

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

A newly-formed wholly-owned subsidiary, EXCX Funding Corp., a Nevada corporation was formed in January 2011 for the purpose of entering into a Credit Facility Agreement in February 2011 (see Note 9).

On April 26, 2011, a shareholder agreement (the “Shareholder Agreement”) was executed and entered into between Empire, Concert International Inc. (“CII”) and Capital Hoedown Inc.  (“Capital Hoedown”). Pursuant to the Shareholder Agreement, Empire has the right to select two directors, and CII has the right to select one director of Capital Hoedown. Based on the Shareholder Agreement, Empire had owned 66.67% and CII had owned 33.33% of the corporate joint venture. Contemporaneously with the execution of the Shareholder Agreement, Empire issued a revolving demand loan to CII and Denis Benoit, up to a maximum amount of $500,000.  Additionally, Empire issued a revolving demand loan to the Company’s former majority owned subsidiary, Capital Hoedown Inc., up to a maximum amount of $4,000,000 which bears 10% interest per annum and payable on the earlier of the termination date on January 15, 2012 or upon demand by Empire. On September 1, 2011, the Company exited the sports and entertainment business and disposed of its Empire subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between the Company, Empire and CII.  Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011.   Pursuant to the SPA, the Company agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to the Company which bears interest at 8% per annum (see Note 3). As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered a subsidiary of the Company.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

On May 24, 2011, the Company entered into four limited liability company membership interests purchase agreements (the “Agreements”) with the owners of Arttor Gold LLC (“Arttor Gold”).  Each of the owners of Arttor Gold, (the “Members”) sold their interests in Arttor Gold in privately negotiated sales resulting in the Company acquiring 100% of Arttor Gold.  Pursuant to the Agreements, the Company issued 8,000,000 shares of preferred stock, designated Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) and 13,000,000 shares of Common Stock in exchange for 100% membership interests in Arttor Gold.  Each share of Series B Preferred Stock is convertible into one share each of the Company’s common stock. Assuming the conversion into Common Stock of the Series B Preferred Stock, the Company had an additional 21,000,000 shares of its Common Stock, on a fully-diluted basis, outstanding following the transaction. As a result of this transaction, on May 24, 2011, Arttor Gold became a wholly-owned subsidiary of the Company. Arttor Gold (an exploration stage company), a Nevada limited liability company, was formed and organized on April 28, 2011. Arttor Gold operates as a U.S. based junior gold exploration and mining company.

A newly-formed wholly-owned subsidiary, Noble Effort Gold, LLC, a Nevada corporation was formed in June 2011. A newly-formed wholly-owned subsidiary, Continental Resources Acquisition Sub, Inc., a Florida corporation was formed in July 2011. A newly-formed wholly-owned subsidiary, Gold Acquisition Corp., a Nevada corporation was formed in August 2011.

On July 22, 2011, the Company, Continental Resources Acquisition Sub, Inc., the Company’s wholly-owned subsidiary (“Acquisition Sub”), and Continental Resources Group, Inc. (“Continental”), entered into an asset purchase agreement (the “Purchase Agreement”) and, through the Acquisition Sub, closed on the purchase of substantially all of the assets of Continental (the “Asset Sale”) in consideration for (i) shares of the Company’s common stock (the “Shares”) which was equal to eight Shares for every 10 shares of Continental’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of Continental’s common stock and (iii)  the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder (see Note 4). After giving effect to the foregoing, the Company issued 76,095,214 shares of its Common Stock, 41,566,999 warrants, and 2,248,000 stock options following the transaction.

Consequently, the issuance of 76,095,214 shares of the Company’s common stock to Continental accounted for approximately 67% of the total issued and outstanding stocks of the Company as of July 22, 2011 and the Company had become a majority owned subsidiary of Continental. As of March 31, 2012, Continental holds 42.23% of interest in the outstanding common stock of the Company.  Effective February 2012, the Company is considered to be an equity method investee as a result of the decrease in Continental’s ownership interest of less than 50% which is accounted for under equity method of accounting.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the condensed consolidated financial statements of the Company and its wholly-owned subsidiaries as of March 31, 2012. In the preparation of condensed consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2012, and the results of operations and cash flows for the three months ended March 31, 2012 have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the period ended December 31, 2011, which are contained in Form 10-K as filed with the Securities and Exchange Commission on April 16, 2012. The consolidated balance sheet as of December 31, 2011 was derived from those financial statements.

As reflected in the accompanying consolidated financial statements for the three months ended March 31, 2012, the Company had a net loss of $ 22,929,169 and $2,981,643 of net cash used in operations. At March 31, 2012, the Company had a working capital of $4,744,563. Additionally, at March 31, 2011, the Company had an accumulated deficit of approximately $54.5 million. However, of the $22,929,169 net loss for the three months ended March 31, 2012, $19,716,336 consisted of non cash expenses such as stock based compensation to certain employees and consultants, change in fair value of derivative liability, amortization of debt discount, non- cash interest and loss from extinguishment of debts. As of March 31, 2012, the Company has cash and cash equivalents for a total of approximately $2.6 million. In April 2012, the Company sold 4,385,716 shares of common stock to certain investors for an aggregate purchase price of $1,535,000. The Company anticipates selling the remaining shares (option consideration) received in January 2012 pursuant to an Option Agreement for the remainder of 2012 to increase the Company’s working capital (see Note 5). Based on the Company’s historical use of cash and other mitigating factors, management believes that the Company has met its expected needs required to support its operations for the next 12 months.

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

Use of estimates

In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, allowance for bad debts, the useful life of property and equipment, the fair values of certain promotional contracts and the assumptions used to calculate fair value of options granted and derivative liability, beneficial conversion on convertible notes payable, capitalized mineral rights, asset valuations, common stock issued for services, common stock issued for conversion of notes and common stock issued in connection with an acquisition.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling interests in consolidated financial statements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of March 31, 2012 and December 31, 2011, the Company recorded a deficit non-controlling interest balance of $ 1,770 and $1,164, respectively, in connection with a majority-owned subsidiary of ND Energy, Inc. and Green Energy, Inc. (Secure Energy LLC), as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At March 31, 2012, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Available for sale securities are carried at fair value, with changes in unrealized gains or losses are recognized as an element of comprehensive income based on changes in the fair value of the security.  Once liquidated, realized gains or losses on the sale of marketable securities available for sale are reflected in the net income (loss) for the period in which the security was liquidated.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair value of financial instruments

The Company adopted Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2012 to March 31, 2012:

Conversion feature derivative liability
Balance at January 1, 2012	$6,295,400
Reclassification of derivative liability to equity	(7,750,289)
Change in fair value included in earnings	1,454,889
Balance at March 31, 2012	$-

Investment measured at fair value on a recurring basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities –trading	$119,702	$-	$-

Marketable securities – available for sale, net of discount for effect of restriction	$-	$-	$4,650,000

The Company classifies the trading securities as Level 1 assets as their fair values are readily determinable and based on quoted market prices. Unrealized gains or losses on marketable securities -trading are included in earnings.

The Company classifies the investments in marketable securities available for sale as Level 3, adjusted for the effect of restriction. The securities are restricted and cannot be readily resold by the Company absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availabilities of an exemption from the registration requirements under the Securities Act. As these securities are often restricted, the Company is unable to liquidate them until the restriction is removed. Unrealized gains or losses on marketable securities available for sale are recognized as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale are reflected in our net income for the period in which the security was liquidated.

The carrying amounts reported in the balance sheet for cash and cash equivalents, restricted cash, other receivables, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the note payable at March 31, 2012, approximate their respective fair value based on the Company’s incremental borrowing rate. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid expenses

Prepaid expenses – current portion of $392,892 and $463,737 at March 31, 2012 and December 31, 2011, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments (in cash and common stock) of public relation services, consulting and business advisory services, and prepaid insurance and mineral lease which are being amortized over the terms of their respective agreements. Prepaid expenses – long term portion of $35,267 and $37,759 at March 31, 2012 and December 31, 2011, respectively, consist primarily of costs paid for future mineral lease payments after one year.

Mineral property acquisition and exploration costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the three months ended March 31, 2012, the Company incurred exploration cost of $1,289,899.

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

In order to fair value the mineral rights acquired, management utilized a compilation and review report prepared by a third-party which documented the estimated, indicated and inferred mineral resources related to the Relief Canyon Mine property. Based on these findings, management determined that the fair value of the acquired mineral right amounted to $8,501,071 in connection with the acquisition of the Relief Canyon Mine Property (see Note 4). In addition, in February 2012, the Company acquired certain unpatented mining claims from Silver Scott Mines Inc. for a purchase price of $550,000.The Company has recorded the acquired mineral right’s fair value as mineral rights on the condensed consolidated balance sheet as a separate component of property, plant and equipment. If proven and probable reserves are established for the property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve. For mineral rights in which proven and probable reserves have not yet been established, the Company assesses the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

On March 31, 2012, based on managements’ review of the carrying value of mineral rights related to the acquisition of such mineral rights, management determined that there is no evidence that these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable.  Long-lived assets in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property, whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered, even though a viable mine has been discovered. The tests for long-lived assets in the exploration stage would be monitored for impairment based on factors such as current market value of the long-lived assets and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not consider it necessary to record any impairment charges of long-lived assets at March 31, 2012 and December 31, 2011, respectively.

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
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	For the Three Months ended March 31, 2012	For the Three Months ended March 31, 2011
Numerator:
Loss from continuing operations	$(22,879,601)		$(464,664)
Loss from discontinued operations	$(50,174)		$(823,698)

Denominator:
Denominator for basic and diluted loss per share
(weighted-average shares)	152,753,739		22,718,027

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.15)	$	(0.02)
Loss from discontinued operations	$(0.00)	$	(0.04)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on our loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	March 31, 2012	March 31, 2011
Common stock equivalents:
Stock options	14,148,000	2,600,000
Stock warrants	39,653,142	-
Convertible preferred stock	26,775,326	2,250,000
Convertible promissory notes embedded conversion feature	-	750,000
Total	80,576,468	5,600,000

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – DISCONTINUED OPERATIONS

In September 2011, the Company decided to discontinue its sports and entertainment business and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation.. On September 1, 2011, the Company disposed its Empire subsidiary pursuant to a Stock Purchase Agreement (the “SPA”) by and between the Company, Empire and CII. Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011. Pursuant to the SPA, the Company agreed to sell Empire to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to the Company which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered a subsidiary of the Company. As of March 31, 2012 and December 31, 2011, this note receivable, net of allowance for bad debt of $500,000, amounted to $0.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 3 – DISCONTINUED OPERATIONS (continued)

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of the sports and entertainment business.  The carrying amounts of the major classes of these assets and liabilities are summarized as follows:

	March 31, 2012	December 31, 2011
Assets:
Accounts receivable, net	$-	$44,300
Notes and loan receivable	-	16,750
Assets of discontinued operations	-	61,050

Liabilities:
Accounts payables and accrued expenses	$-	$21,622
Liabilities of discontinued operations	$-	$21,622

The following table sets forth for the three months ended March 31, 2012 and 2011 indicated selected financial data of the Company’s discontinued operations of its sports and entertainment business.

	March 31, 2012	March 31, 2011
Revenues	$-	$291,200
Cost of sales	-	189,916
Gross profit (loss)	-	101,284
Operating and other non-operating expenses	(50,174)	(924,982)

Loss from discontinued operations	$(50,174)	$(823,698)

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 4 – ACQUISITION AND DECONSOLIDATION

Continental Resources Group, Inc.

On July 22, 2011, the Company, Acquisition Sub, and Continental, entered into a Purchase Agreement and, through Acquisition Sub, closed on the purchase of substantially all of the assets of Continental (the “Asset Sale”) in consideration for (i) shares of the Company’s common stock (the “Shares”) which was equal to eight Shares for every 10 shares of Continental’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of Continental’s common stock equal to one warrant to purchase eight shares of the Company’s common stock for every warrant to purchase ten shares Continental’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued was equal to one option to purchase eight shares of the Company’s common stock for every option to purchase 10 shares of Continental’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option.  Upon the closing of the Asset Sale, Acquisition Sub assumed the Assumed Liabilities (as defined in the Purchase Agreement) of Continental.  Under the terms of the Purchase Agreement, the Company purchased from Continental substantially all of its assets, including, but not limited to, 100% of the outstanding shares of common stock of the Continental’s wholly-owned subsidiaries (Green Energy Fields, Inc., and ND Energy, Inc.) After giving effect to the foregoing, the Company issued 76,095,214 shares of its common stock, 41,566,999 stock warrants, and 2,248,000 stock options following the transaction. Consequently, the issuance of 76,095,214 shares of the Company’s common stock to Continental accounted for approximately 67% of the total issued and outstanding stocks of the Company as of July 22, 2011 and the Company had become a majority owned subsidiary of Continental. As of March 31, 2012, Continental holds 42.23% of interest in the Company.  Effective February 2012, the Company is considered to be an equity method investee as a result of the decrease in Continental’s ownership interest of less than 50% which is accounted for under equity method of accounting.

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

Prior to the asset purchase agreement, Barry Honig, our then Chairman and the Company’s current director, held 2,685,000 shares of Continental directly and certain entities under Mr. Honig’s control and family members held 3,075,838 shares of Continental. Additionally, one of the shareholders of the Company held 4,569,252 shares of Continental prior to such agreement. Though there were common ownership between the Company and Continental, through the Company's Board Member and a stockholder, both interest in the Company only accounted for a total of 15% upon the consummation of the asset purchase agreement.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 4 – ACQUISITION AND DECONSOLIDATION (continued)

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

On July 18, 2011, the Company borrowed $2,000,000 from Continental, and issued it an unsecured 6% promissory note. On July 22, 2011, in connection with the Purchase agreement, the Company acquired the note receivable which was payable to Continental and included the acquisition of the $2,000,000 note receivable as part of the purchase price allocation. Accordingly, the acquired note receivable was eliminated against the note payable on the Company’s financial statements.

Unaudited pro forma results of operations data as if the Company and the subsidiaries of Continental had occurred are as follows:

	For the Three Months ended March 31, 2012	For the Three Months ended March 31, 2011
Pro forma revenues	$-	$-
Pro forma loss from operations	(9,721,119)	(2,785,605)
Pro forma net loss	(22,929,775)	(3,619,837)
Pro forma loss per share – basic and diluted	$(0.15)	$(0.16)

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 5 – MARKETABLE SECURITIES

Marketable securities at March 31, 2012 consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities - trading	$100,000	$19,702	$—	$119,702
Publicly traded equity securities – available for sale	4,650,000	—	—	4,650,000

Total	$4,750,000	$19,702	$—	$4,769,702

Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income and classified within interest and other income, net, in the accompanying condensed consolidated statements of operations. Unrealized gains or losses on marketable securities available for sale are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale will be reflected in the Company’s net loss for the period in which the security are liquidated.

In April 2012, the Company sold its marketable securities – trading generating proceeds of $119,702. The increase in fair value of $19,702 has been recorded as unrealized gain in the statement of operations as of March 31, 2012.

In January 2012, the Company received 10 million restricted shares pursuant to an option agreement (see Note 13). At the time of issuance, the Company recorded the cost of investment at the fair market value (based on the recent selling price of the Investee’s common stock at a private placement) of the shares at $0.50 per share or $5 million. Between February 2012 and March 2012, the Company sold 700,000 shares of the Investee’s common stock under a private transaction and generated net proceeds of $323,000 and has recorded a realized loss of $27,000 during the three months ended March 31, 2012.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	March 31, 2012	December 31, 2011
Furniture and fixtures	5 years	$45,085	$20,000
Office and computer equipments	1 - 5 years	131,704	26,606
Land	-	266,977	266,977
Building and improvements	5 - 25 years	727,965	727,965
Site costs	10 years	1,272,732	1,272,732
Crushing system	20 years	2,256,943	2,256,943
Process plant and equipments	10 years	3,161,583	3,115,266
Vehicles and mining equipments	5 - 10 years	577,110	659,622
		8,440,099	8,346,111
Less: accumulated depreciation		(552,606)	(315,008)

		$7,887,493	$8,031,103

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 6 – PROPERTY AND EQUIPMENT (continued)

For the three months ended March 31, 2012 and 2011, depreciation expense amounted to $241,794 and $1,960, respectively.

Between February 2012 and March 2012, the Company sold mining and drilling equipments with a net book value worth $80,309 to third parties for a sales price of $70,875 realizing a loss on sale of assets of $9,434. The depreciation expense during the period, prior to the sale of such mining and drilling equipments amounted to $4,196 which is included in the $241,794 depreciation above.

NOTE 7 – SENIOR CONVERTIBLE PROMISSORY NOTES

On August 30, 2011, the Company, through Gold Acquisition acquired the Relief Canyon Mine for an aggregate purchase price consisting of: (i) $12,000,000 cash and (ii) $8,000,000 of senior secured convertible promissory notes (collectively, the “Notes”) issued to Platinum and Lakewood.

The Notes are joint and several obligations of the Company and Gold Acquisition and bore interest at a rate of 9% per annum with principal and interest payable on the first business day of each month commencing on the earlier of: (i) 3 months after the Company or Gold Acquisition begins producing or extracting gold from the Relief Canyon Mine or (ii) 18 months after the original date of issuance of the Note (the “Commencement Date”). The principal amount shall be paid in 12 equal monthly installments, with the initial payment due on the Commencement Date.   The Notes were convertible into shares of the Company’s common stock, at a price per share equal to $0.55, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally and are further subject to full-ratchet anti-dilution protection.  In October 2011, the conversion price of the senior convertible promissory notes had been adjusted to $0.40 per share as a result of certain anti-dilution provisions contained therein due to the sale of common stock at $0.40 per share.

Between January 5, 2012 and February 23, 2012, the Company prepaid a total of $1,039,771 towards the senior secured convertible promissory note to Platinum and Lakewood.

The Assignment and Assumption Agreement dated February 23, 2012

On February 23, 2012, pursuant to a certain assignment and assumption agreement (the “Assignment and Assumption Agreement”), with certain assignees (collectively, the “Assignees”) acquired an aggregate of $4.0 million of the outstanding principal amount of the Notes (the “Acquired Notes”) from Platinum and Lakewood (collectively, the “Assignors”). After giving effect to the transactions contemplated pursuant to the Assignment and Assumption Agreement and the prepayment of the Notes, Platinum retained $2,368,183 and Lakewood retained $592,046 of the Original Notes (the “Remainder Notes,” and together with the Acquired Notes, the “New Notes”). The principal amount of Acquired Note issued to one of the assignees is $2,400,000 and the principal amount of the Acquired Note issued to the other assignee is $1,600,000 and bore interest at 9% per annum. The note holders waived any prepayment penalty in connection with the prepayment and assignment.

On February 23, 2012, the Company had entered into those certain Note Modification Agreements, (the “Note Modification Agreements”) with the Assignees and Assignors, respectively, to extend the Maturity Date (as defined in each of the New Notes) to February 23, 2014, the definition of Commencement Date (as defined in each of the New Notes) to February 23, 2013 and to eliminate the prepayment penalty. The Notes were convertible into shares of the Company’s common stock, at a price per share equal to $0.40, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally and are further subject to full-ratchet anti-dilution protection.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 7 – SENIOR CONVERTIBLE PROMISSORY NOTES (continued)

The Assignors entered into their Note Modification Agreement in exchange for (i) the issuance to Platinum of warrants to purchase an aggregate of 4,144,320 shares of Common Stock, (ii) the issuance to Lakewood of warrants to purchase an aggregate of 1,036,080 shares of Common Stock, (iii) the issuance of 1,600,000 shares of the Common Stock to Platinum, and (iv) the issuance of 400,000 shares of Common Stock to Lakewood. The warrants may be exercised at any time, in whole or in part, at an exercise price of $0.40 per share.  The warrants may be exercised until the fifth anniversary of their issuance. The warrants may be exercised on a cashless basis at any time. On March 29, 2012, such warrants were exercised on a cashless basis (see Note 12).

Accordingly, the Company valued the 2 million common shares at the fair market value on the date of grant at $0.489 per share or $978,000. The 5,180,400 warrants were valued on the grant date at approximately $0.394 per warrant or a total of $2,044,186 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.489 per share, volatility of 110%, expected term of 5 years, and a risk free interest rate of 0.88%. The Company recognized a total interest expense of $3,022,186 during the three months ended March 31, 2012 in connection with the Note Modification Agreement.

The Note Assignment and Assumption Agreement dated March 30, 2012

On March 30, 2012, the Company, Platinum and Lakewood, the original holders of the Company’s Amended and Restated Senior Secured Convertible Promissory Notes, originally issued by the Company on August 30, 2011, and amended and restated on February 23, 2012 (the “Notes”), with a current outstanding principal balance of $2,960,229, entered into agreements to amend the Notes (the “Note Amendments”).  Under the Note Amendments, the Notes were amended to provide a $0.35 Conversion Price. The original holders of the notes agreed to convert $262,500 of the Notes in exchange for an aggregate of 750,000 shares of the Company’s common stock. The Company accounted the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $51,563 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

The Company also entered into a Note Assignment and Assumption Agreement on March 30, 2012 (the “Note Assignment and Assumption Agreement”) pursuant to which the original holders assigned the remaining principal amount $2,697,729 (after such conversion discussed above) of the Notes to various assignees and such assignees agreed to fully convert the acquired Notes into the Company’s Common Stock in consideration for an aggregate purchase price of $3,256,252. A total of $2,992,014 was assigned to various assignees and the original holders waived $264,238 of the aggregate purchase price payable by the assignees for the Notes under the Note Assignment and Assumption Agreement at an amended conversion price of $0.35 per share. The Company recorded loss from extinguishment of debt of $294,285 which represents the excess of the purchase price over the remaining principal. Such additional principal of $294,285 was considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock and as such were treated as a discount and were valued at $168,163 which was fully amortized upon the conversion of the Notes and was included in interest expense.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 7 – SENIOR CONVERTIBLE PROMISSORY NOTES (continued)

In connection with this Note Assignment and Assumption Agreement, the Company accounted the reduction of the conversion price from $0.40 to $0.35 per share and such conversion discussed below under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $529,911 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

These various assignees agreed to convert an aggregate principal amount of $1,892,014 into 5,405,754 shares of the Company’s Common Stock at a conversion price of $0.35 per share. Such various assignees received an additional 1,118,432 shares of the Company’s Common Stock as consideration for the note conversion and were valued at the fair market value on the date of grant at $0.55 per share or $615,138 and have been included in loss from extinguishment of debts.

The remaining assigned amount of $1,100,000 was amended to allow for its conversion into the Company’s Series D Cumulative Convertible Preferred Stock equivalent to the stated value of the Series D Preferred Stock which is $1.00 per share. Each share of Series D Preferred Stock is convertible into shares of the Company’s common stock at an effective conversion price of $0.35 per share subject to anti-dilution provisions. As such, the Company issued a total of 1,100,000 shares of Series D Preferred Stock and an additional 227,586 shares of Series D Preferred Stock in consideration for the conversion of this convertible promissory note into shares of Series D Preferred Stock. The Company recorded a loss from extinguishment of debts of $357,635 and preferred deemed dividend of $130,049 in connection with the issuance of the additional 227,586 shares of Series D Preferred Stock.

On March 30, 2012, the Company also amended the $2.4 million note assigned to FGIT to allow for the conversion of this note into the Company’s Series D Cumulative Convertible Preferred Stock at $1.00 per share. The holder of this note agreed to fully convert this note (together with accrued and unpaid interest of $21,600) into 2,421,600 shares of Series D Preferred Stock and an additional 501,021 shares of Series D Preferred Stock in consideration for the conversion of this note into shares of Series D Preferred Stock. The Company accounted the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $475,671 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. The Company recorded a loss from extinguishment of debts of $787,319 and preferred deemed dividend of $286,298 in connection with the issuance of the additional 501,021 shares of Series D Preferred Stock.

On March 30, 2012, one of the assignees, agreed to convert the assigned $1.6 million note (together with accrued and unpaid interest of $14,400) into 4,612,571 shares of Common Stock at a conversion price of $0.35 per share and an additional 954,325 shares of the Company’s Common Stock as consideration for the note conversion. The Company accounted the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $317,114 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.  The additional 954,325 shares of common stock were valued at the fair market value on the date of grant at $0.55 per share or $524,878 and have been included in loss from extinguishment of debts.

As a result of the conversion of the senior secured convertible promissory notes, the Company fully amortized the remaining unamortized debt discount of $6,933,333 for the three months ended March 31, 2012 and was included in interest expense. Accrued interest as of March 31, 2012 and December 31, 2011, amounted to $123,669 and $45,999, respectively and was included in accounts payable and accrued expenses.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 7 – SENIOR CONVERTIBLE PROMISSORY NOTES (continued)

Senior convertible promissory notes consisted of the following:

	March 31, 2012	December 31, 2011
Senior convertible promissory notes	$-	$7,999,778
Less: debt discount	-	(6,933,333)

Senior convertible promissory notes, net	$-	$1,066,445

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

On September 14, 2011, the Company sold $1,715,604 of its 9% secured promissory note (the “Note”). The Note was acquired by FGIT. The proceeds of the Note have been used to post additional bonds with the BLM (the “Additional Bond”) in order to advance certain exploration and Phase One drilling activities at the Company’s Relief Canyon Mining property. The Note was a joint and several obligation of the Company and its wholly-owned subsidiary, Gold Acquisition Corp. Principal and interest under the Note was payable on the first business day of each month commencing on the later of (i) thirty (30) months from the original date of issuance and (ii) ten (10) days following the payment and/or conversion in full of the senior secured promissory notes dated as of August 30, 2011, issued to Platinum and Lakewood. The Note may be pre-paid, in full or in part at a price equal to 105% of the aggregate principal amount of the Note plus all accrued and unpaid interest thereon at the election of the Company. The Note was convertible into shares of the Company’s common stock at a price equal to $0.50 per share, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally. The Note was subordinated to the payment in full and satisfaction of all obligations owed to Platinum and Lakewood other than the Additional Bond and proceeds of the Additional Bond, in which Frost Gamma is intended to have a first priority senior security interest. The Note was also secured by a pledge of 100% of the stock of Gold Acquisition Corp. held by the Company. The Note may be prepaid upon the occurrence of a Qualified Financing, as defined in the Note, of at least $1,715,604. Certain holders of senior secured indebtedness of the Company (Barry Honig, a Member of the Company’s Board of Directors) agreed to subordinate certain senior obligations of the Company to the prior payment of all obligations under the Note. The Company concluded that since this convertible promissory note does not include a down-round provision under which the conversion price could be affected by future equity offerings, this convertible promissory note was not considered a derivative.

Pursuant to the terms of the Note, the Company was required to prepay the principal amount of the Note in full upon the occurrence of a Qualified Financing in which the Company receives from one or more investors, net proceeds of at least $1,715,604 (not including any outstanding debt conversion or investments made by the note holder).  The Company has determined that the sale of the Units that occurred between September 2011 and October 2011, in the aggregate, constituted a “Qualified Financing” under the terms of the Note and accordingly, the Company was required to prepay the outstanding principal value of the Note.  On October 31, 2011, the Company and Note holder entered into a Waiver Agreement pursuant to which the Company and the Note holder agreed that the Company would prepay $700,000 principal of the Note and would waive (i) prepayment of the balance of the principal of the Note and (ii) any default under the Note arising solely from the Company’s partial prepayment of the Note upon the occurrence of the Qualified Financing.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (continued)

On March 30, 2012, the Company amended this Note to allow for the conversion of such Note into the Company’s Series D Cumulative Convertible Preferred Stock at $1.00 per share. The holder of this Note agreed to fully convert the remaining note of $1,015,604 (together with accrued and unpaid interest $9,140) into 1,024,744 shares of Series D Preferred Stock and an additional 212,017 shares of Series D Preferred Stock in consideration for the conversion of this Note into shares of Series D Preferred Stock. The Company accounted the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $483,094 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. The Company recorded a loss from extinguishment of debts of $333,168 and preferred deemed dividend of $121,152 in connection with the issuance of the additional 212,017 shares of Series D Preferred Stock.

As a result of the conversion of this Note, the Company fully amortized the remaining unamortized debt discount of $897,117 for the three months ended March 31, 2012 and was included in interest expense. Accrued interest as of March 31, 2012 and December 31, 2011, amounted to $0 and $7,882, respectively and was included in accounts payable and accrued expenses.

At March 31, 2012 and December 31, 2011, convertible promissory notes consisted of the following:

	March 31, 2012	December 31, 2011
Convertible promissory notes	$-	$1,015,604
Less: debt discount	-	(897,117)

Convertible promissory notes, net	$-	$118,487

NOTE 9 – NOTES PAYABLE

In February 2011, the Company, Empire and its wholly-owned subsidiary, EXCX Funding Corp. (collectively the “Borrowers”), entered into a credit facility agreement (the “Credit Facility Agreement”) with two lenders, whereby one of the lenders is a member of the Company’s Board of Directors. The credit facility consists of a loan pursuant to which $4.5 million can be borrowed on a senior secured basis. The indebtedness under the loan facility was evidenced by a promissory note payable to the order of the lenders. The loan was used exclusively to fund the costs and expenses of certain music and sporting events (the “Events”) as agreed to by the parties. The notes bear interest at 6% per annum and matured on January 31, 2012, subject to acceleration in the event the Borrowers undertake third party financing. In addition to the 6% interest, the Borrower shall also pay all interest, fees, costs and expenses incurred by lenders in connection with the issuance of this loan facility. Pursuant to the Credit Facility Agreement, the Borrowers entered into a Master Security Agreement, Collateral Assignment and Equity Pledge with the lenders whereby the Borrowers collaterally assigned and pledged to lenders, and granted to lenders a present, absolute, unconditional and continuing security interest in, all of the property, assets and equity interests of the Company as defined in such agreement. Furthermore, in connection with the Credit Facility Agreement, the Lenders entered into a Contribution and Security Agreement (the “Contribution Agreement”) with the Company’s former Chief Executive Officer, Sheldon Finkel (See Note 11). As consideration for the extension of credit pursuant to the Credit Facility Agreement, the Borrowers are obligated to pay a fee equal to 15% of the initial loan commitment of $4.5 million (the “Preferred Return Fee”) of which Sheldon Finkel, shall receive a pro-rata portion (1/3). The Preferred Return Fee shall be payable if at all, only out of the net profits from the Events.  Accordingly, the Company shall record the Preferred Return Fee upon attaining net profits from the Events. The Company issued to the lenders and Sheldon Finkel an aggregate of 2,250,000 shares of the Company’s newly designated Series A Preferred Stock, convertible into one share each of the Company’s common stock.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 9 – NOTES PAYABLE (continued)

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

In March 2012, the Board Member agreed to extend the maturity date of such note up to February 1, 2013.

As of March 31, 2012 and December 31, 2011, accrued interest and fees on this note payable – related party amounted to $117,896 and $109,493, respectively. For the three months ended March 31, 2012, amortization of debt discount and deferred financing cost amounted to $101,836 and was included in interest expense.

As of March 31, 2012 and December 31, 2011, note payable – related party consisted of the following:
	March 31, 2012	December 31, 2011
Note payable - related party	$561,750	$561,750
Less: debt discount - related party	-	(50,918)

Note payable - related party, net	$561,750	$510,832

On March 17, 2011, in connection with the asset purchase agreement with Continental, the Company assumed a 12% $50,000 due on demand note from Prospect Uranium Inc. (see Note 3). In August 2011, the Company paid off the principal balance of $50,000 plus accrued interest of $8,000.

In March 2012, the Company received $500,000 in connection with a 5% secured promissory note (the “Bridge Note”), which is secured by certain assets of the Company’s wholly owned subsidiaries, Arttor Gold, LLC and Noble Effort Gold LLC. The Company administratively issued such Bridge Note on April 10, 2012.  The full amount of principal and accrued interest under the Bridge Note will be due and payable on a date that shall be the earlier to occur of: (x) the sale of Noble Effort Gold LLC and Arttor Gold LLC, the Company’s wholly-owned subsidiaries (the “Gold Subsidiaries”) (or the sale of all or substantially all of the assets collectively contained in the Gold Subsidiaries) to a third party purchaser or (y) October 10, 2012. As of March 31, 2012, accrued interest on this note amounted to $616 and recorded in accounts payable and accrued expenses.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 10 – DERIVATIVE LIABILITY

In connection with the issuance of the 9% senior convertible promissory notes dated August 30, 2011, the Company has determined that the terms of the convertible notes include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company. Accordingly, under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock, the convertible instrument was accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $0 and $6,295,400 at March 31, 2012 and December 31, 2011, respectively. Loss resulting from the increase in fair value of this convertible instrument was $1,454,889 and $0 for the three months ended March 31, 2012 and 2011 respectively. During the three months ended March 31, 2012, the Company reclassified $7,750,289 of the derivative liability to paid-in capital due to the conversion of the senior convertible promissory note into common stock on March 30, 2012 (see Note 7).

The Company used the following assumptions for determining the fair value of the convertible instruments under the Black-Scholes option pricing model:

For the three months ended March 31, 2012

Expected volatility	1036% - 110%
Expected term	2.00 - 2.17 Years
Risk-free interest rate	0.27% - 0.33%
Expected dividend yield	0%

NOTE 11 – RELATED PARTY TRANSACTIONS

Note payable - related party

In connection with the Credit Facility Agreement as discussed in Note 9, the Company’s Board Member funded $2,250,000 to the Company under this Credit Facility Agreement . Furthermore, in connection with the Credit Facility Agreement, the lenders entered into a Contribution Agreement with the Company’s former Chief Executive Officer, Sheldon Finkel, pursuant to which Sheldon Finkel agreed to pay or reimburse the lenders the pro rata portion (1/3) of any net losses from Events and irrevocably pledged to lenders a certain irrevocable letter of credit dated in June 2010 in favor of Sheldon Finkel. The Company also issued to Sheldon Finkel and the Company’s Board Member 750,000 shares each of the Company’s newly designated Series A Preferred Stock, convertible into one share each of the Company’s common stock. As consideration for the extension of credit pursuant to the Credit Facility Agreement, the borrowers are obligated to pay a fee equal to 15% of the initial loan commitment of $4.5 million of which Sheldon Finkel, shall receive a pro-rata portion (1/3). The Preferred Return Fee shall be payable if at all, only out of the net profits from the Events. On May 4, 2011, Sheldon Finkel and the Company’s Board Member had converted their shares into 1,500,000 shares of Common Stock. Between August 2011 and December 2011, the Company paid a total of $1,688,250 to the Company’s Board Member and such amount reduced the principal balance of his note. At March 31, 2012, principal amount of the note payable – related party amounted to $561,750

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Member of the board of directors

As of March 31, 2012, a Member of the Company's Board of Directors, Barry Honig holds 5,121,619 shares of Continental, directly or indirectly.  In addition, family members, including trusts for the benefit of Mr. Honig's minor children, currently own 3,635,000 shares of Continental of which Mr. Honig disclaims beneficial ownership.  Accordingly, as one of the largest shareholder of Continental, Mr. Honig may be deemed to be in control of Continental and accordingly there may exist certain conflicts of interest as a result.  On November 14, 2011, Mr. Honig filed a Schedule 13D with the Securities and Exchange Commission voluntarily disclosing his positions.  Furthermore, in connection with the asset purchase agreement with Continental, entities controlled by Mr. Honig were granted 4.5-year-warrants to purchase an aggregate of 2,050,666 shares of the Company's common stock at $2.835 per share upon assumption of the outstanding warrants of Continental.

Continental Resources Group, Inc.

As of March 31, 2012, Continental holds 42.23% of interest in the Company.  Effective in February 2012, the Company is considered to be an equity method investee as a result of the decrease in Continental’s ownership interest of less than 50% which is accounted for under equity method of accounting. In March 2012, the Company issued 250,000 shares of its common stock to a third party for the payment of Continental’s accrued legal fees of $170,614 (see Note 12) and considered as an advance to Continental. At March 31, 2012 and December 31, 2011, the Company has a receivable from Continental amounting to $517,949 and $347,335 respectively. These advances are short-term in nature and non-interest bearing and have been recorded as due from equity method investor as reflected in the accompanying consolidated balance sheet.

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized within the limitations and restrictions stated in the Amended and Restated Articles of Incorporation of the Company, to provide by resolution or resolutions for the issuance of 50,000,000 shares of Preferred Stock, par value $0.0001 per share in such series and with such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as the Company’s Board of Directors shall fix by resolution or resolutions providing for the issuance thereof duly adopted by the Board of Directors.

Series B Convertible Preferred Stock

Each share of Series B Convertible Preferred Stock is convertible into one share each of the Company’s common stock. The holders of the Company’s Series B Preferred Stock are entitled to the same number of votes per share of common stock that the holder of the Series B Preferred Stock may convert into at the time of the vote. In the event of a liquidation preferences upon the liquidation, dissolution or winding up of the business of the Company, the holder of the Series B Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series B Preferred Stock’s preferential payment and over the Company’s Common Stock. Between October 2011 and December 2011, 7,500,000 Series B Preferred Stock were converted into 7,500,000 shares of common stock. On February 3, 2012, 500,000 Series B Preferred Stock were converted into 500,000 shares of common stock.  The Company valued these common shares at par value. The Series B Preferred stock does not include any mandatory redeemable provisions. The Series B Preferred stock, $0.0001 par value, 8,000,000 shares authorized; none issued and outstanding as of March 31, 2012.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

Series C Convertible Preferred Stock

 On September 29, 2011, the Company sold 3,284,396 shares of designated Series C Convertible Preferred Stock and two-year warrants (the “Preferred Warrants”) to purchase 9,853,188 shares of Common Stock at an exercise price of $0.60 per share for an aggregate purchase price of $3,284,396. Each share of preferred stock is convertible into shares of common stock at a conversion price of $0.50 per share, subject to adjustment in the event the Company issues common stock or securities convertible into or exercisable for shares of common stock at a price lower than the conversion price then in effect, but not less than $0.30 per share. The preferred stock has a stated value of $1.50 per share. In the event of the liquidation, dissolution or winding up of the business of the Company, each share of Preferred Stock shall be entitled to receive, a preferential amount in cash equal to the Stated Value. The Preferred Warrants may be exercised until the second anniversary of issuance at a cash exercise price of $0.60 per share, subject to adjustment. The Preferred Warrants may be exercised on a cashless basis at any time after the original date of issuance. On September 29, 2011, the Company issued 4,429,415 shares of common stock in connection with the exercise of the 9,853,188 Preferred Warrants on a cashless basis. In March 2012, the conversion price of the Company’s Series C Convertible Preferred Stock was adjusted to $0.35 per share as a result of certain anti-dilution provisions contained therein due to the conversion of notes into common stock at $0.35 per share.

The Series C Preferred stock does not include any mandatory redeemable provisions. There were 3,284,396 shares of Series C Preferred stock, $0.0001 par value authorized and 3,284,396 shares issued and outstanding as of March 31, 2012.

Series D Convertible Preferred Stock

On February 21, 2012, the Company designated 1,000,000 shares of 9.0% Series D Cumulative Convertible Preferred Stock. Each share of Series D Preferred Stock is convertible (together with accrued and unpaid dividends thereon) into shares of the Company’s common stock at a conversion price of $0.40 per share, subject to equitable adjustments after such events as stock dividends, stock splits or fundamental corporate transactions, and subject to anti-dilution provisions. The holders of the Company’s Series D Convertible Preferred Stock do not have voting rights.  Upon liquidation, dissolution or winding up of the Company’s business, each holder of Series D Preferred Stock shall be entitled to receive, for each share thereof a preferential amount in cash equal to $1.00.  All preferential amounts to be paid to the holders of Series D Preferred Stock in connection with such liquidation, dissolution or winding up shall be paid before the payment or distribution of any assets to the holders of (i) any other class or series of capital stock and (ii) of the Company’s common stock, par value $0.0001 per share. The Company is required to redeem in cash all or portion of the Series D Preferred Stock upon the occurrence of a major transactions such as a consolidation, merger or other business combination, sale and transfer of more than 50% of any of the Company’s assets, closing of a purchase with more than 50% of the outstanding shares of stock were tendered and the inability of the Company to convert any portion of the Series D Preferred stock due to insufficient authorized number of shares of common stock as defined in the certificate of designation. The redemption price is equivalent to the sum of (i) the greater of (A) 110% of the aggregate stated value of the outstanding shares of the Series D Preferred Stock plus all accrued dividends and (B) the aggregate stated value of the outstanding shares of the Series D Preferred Stock plus all accrued dividends divided by the conversion price on the date of the major transaction redemption price is demanded or the date the major transaction redemption price is paid in full whichever is less multiplied by the volume weighted average price on (x) the date of the major transaction redemption price is demanded and (y) the date the major transaction redemption price is paid in full whichever is greater and (ii) all other amounts, costs, expenses and liquidated damages. The Company believes that the occurrence of the major transactions as defined in the certificate of designations are considered conditional events and as a result the instrument does not meet the definition of mandatorily redeemable financial instrument based from ASC 480-10-25 “Distinguishing Liabilities from Equity”. However, this financial instrument would be assessed at each reporting period to determine whether circumstances have changed such that the instrument now meets the definition of a mandatorily redeemable instrument (that is, the event is no longer conditional). If the event has occurred, the condition is resolved, or the event has become certain to occur, the financial instrument will be reclassified as a liability.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

On April 11, 2012, the Company filed an amendment to the Certificate of Designation for the Series D Preferred Stock (the “Certificate Amendment”) with the Secretary of State of the State of Nevada to increase the number of authorized shares of Series D Preferred Stock that may be issued by the Company to 7,500,000. In March 2012, the conversion price of the Company’s Series D Convertible Preferred Stock was adjusted to $0.35 per share as a result of certain anti-dilution provisions contained therein due to the conversion of notes into common stock at $0.35 per share.

On February 23, 2012, the Company entered into a Stock Purchase Agreement with two subscribers (the “Purchase Agreement”) and sold 1,000,000 shares of the Series D Preferred Stock and an aggregate of 8,750,000 warrants to acquire shares of  Common Stock for an aggregate purchase price of $1,000,000 (the “Preferred Stock Purchase Price”).

All of the proceeds from the Preferred Stock Purchase Price were used to prepay (i) $800,000 of that certain senior secured convertible promissory note to Platinum and (ii) $200,000 of that certain senior secured convertible promissory note to Lakewood (see Note 7).

In accordance with ASC 505 (“Equity - Dividends and Stock Splits”), the Series D Preferred Stock was considered to have an embedded beneficial conversion feature (ECF) because the conversion price was less than the fair value of the Company’s common stock. This Series D Preferred Stock was fully convertible at the issuance date, therefore a portion of proceeds allocated to the Series D Preferred Stock of $1,000,000 was determined to be the value of the beneficial conversion feature and was recorded as a preferred deemed dividend. In connection with the initial sales of the Series D Preferred Stock, the initial estimated fair values allocated to the ECF were $226,629 and the fair value allocated to the warrants of $773,371was recorded as a preferred deemed dividend on February 23, 2012.

The assumptions used valuing the warrants include:

Risk free interest rate (annual)	0.88%
Expected volatility	110%
Expected life	5 Years
Assumed dividends	none

In connection with the Note Assignment and Assumption Agreement dated March 30, 2012, $1,100,000 was amended to allow for its conversion into the Company’s Series D Cumulative Convertible Preferred Stock equivalent to the stated value of the Series D Preferred Stock.  As such, the Company issued a total of 1,100,000 shares of Series D Preferred Stock and an additional 227,586 shares of Series D Preferred Stock in consideration for the conversion of this convertible promissory note into shares of Series D Preferred Stock (see Note 7).

On March 30, 2012, the Company also amended the $2.4 million note assigned to FGIT to allow for the conversion of this note into the Company’s Series D Cumulative Convertible Preferred Stock at $1.00 per share. The holder of this note agreed to fully convert this note (together with accrued and unpaid interest thereon) into 2,421,600 shares of Series D Preferred Stock and an additional 501,021 shares of Series D Preferred Stock in consideration for the conversion of this note into shares of Series D Preferred Stock (see Note 7).

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

On March 30, 2012, the Company amended a convertible promissory note to allow for the conversion of such note into the Company’s Series D Cumulative Convertible Preferred Stock at $1.00 per share. The holder of this note agreed to fully convert this note (together with accrued and unpaid interest thereon) into 1,024,744 shares of Series D Preferred Stock and an additional 212,017 shares of Series D Preferred Stock in consideration for the conversion of this Note into shares of Series D Preferred Stock (see Note 8).

In connection with the Note Assignment and Assumption Agreement dated March 30, 2012, $1,100,000 was amended to allow for its conversion into the Company’s Series D Cumulative Convertible Preferred Stock equivalent to the stated value of the Series D Preferred Stock.  As such, the Company issued a total of 1,100,000 shares of Series D Preferred Stock and an additional 227,586 shares of Series D Preferred Stock in consideration for the conversion of this convertible promissory note into shares of Series D Preferred Stock (see Note 7).

On March 30, 2012, the Company also amended the $2.4 million note assigned to FGIT to allow for the conversion of this note into the Company’s Series D Cumulative Convertible Preferred Stock at $1.00 per share. The holder of this note agreed to fully convert this note (together with accrued and unpaid interest thereon) into 2,421,600 shares of Series D Preferred Stock and an additional 501,021 shares of Series D Preferred Stock in consideration for the conversion of this note into shares of Series D Preferred Stock (see Note 7).

On March 30, 2012, the Company amended a convertible promissory note to allow for the conversion of such note into the Company’s Series D Cumulative Convertible Preferred Stock at $1.00 per share. The holder of this note agreed to fully convert this note (together with accrued and unpaid interest thereon) into 1,024,744 shares of Series D Preferred Stock and an additional 212,017 shares of Series D Preferred Stock in consideration for the conversion of this Note into shares of Series D Preferred Stock (see Note 8).

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

Additionally, the Company recorded stock-based compensation expense of $694,167 in connection with the vested restricted stock grants. At March 31, 2012, there was a total of $5,185,833 of unrecognized compensation expense related to these non-vested restricted stock grants arrangement.

On February 3, 2012, 500,000 Series B Preferred Stock were converted into 500,000 shares of common stock.  The Company valued these common shares at par value.

On February 23, 2012, the Company issued 2 million common shares to the the original holders of the senior secured promissory note in connection with a Note Modification Agreement (see Note 7). Accordingly, the Company valued the 2 million common shares at the fair market value on the date of grant at $0.489 per share or $978,000 and was recognized as interest expense during the three months ended March 31, 2012 in connection with the Note Modification Agreement.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

On March 30, 2012, in connection with the Note Assignment and Assumption Agreement (see Note 7), the various assignees agreed to convert an aggregate principal amount of $1,892,014 into 5,405,754 shares of the Company’s Common Stock at a conversion price of $0.35 per share. Such various assignees received an additional 1,118,432 shares of the Company’s Common Stock as consideration for the note conversion and were valued at the fair market value on the date of grant at $0.55 per share or $615,138 and have been included in loss from extinguishment of debts.

On March 30, 2012, the original holders of the senior secured notes agreed to convert $262,500 of the notes in exchange for an aggregate of 750,000 shares of the Company’s common stock(see Note 7). The Company accounted the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $51,563 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

On March 30, 2012, the holder of the assigned $1.6 million note (together with accrued and unpaid interest of $14,400) agreed to convert such note into 4,612,571 shares of Common Stock at a conversion price of $0.35 per share and an additional 954,325 shares of the Company’s Common Stock as consideration for the note conversion. The Company accounted the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $317,114 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.  The additional 954,325 shares of common stock were valued at the fair market value on the date of grant at $0.55 per share or $524,878 and have been included in loss from extinguishment of debts.

On March 30, 2012, the holder of the 400,000 shares of the Company’s Series D Preferred Stock converted his shares of Series D Preferred Stock into 1,153,143 shares of the Company’s Common Stock (which included accrued and unpaid dividends thereon).

On March 20, 2012, the Company issued 250,000 shares of common stock to a third party in consideration for payment of legal services rendered of $129,028 and Continental’s accrued legal fees of $170,614 for a total amount of $299,642.  The Company valued these common shares for $299,642 (see Note 11).

In March 2012, the Company issued 200,000 shares of common stock to a consultant in consideration for payment of public relations services rendered.  The Company valued these common shares at the fair market value on the date of grants at approximately $0.55 per share or $110,000.

In March 2012, the Company issued an aggregate of 6,229,718 shares of common stock in connection with the exercise of the 11,399,150 stock warrants on a cashless basis. The Company valued these common shares at par value.

On February 23, 2012, a majority of the Company’s outstanding voting capital stock have authorized by written consent, in lieu of a special meeting of the Company’s stockholders, that the Company effect a reverse stock split at a ratio not less than two-for-one and not greater than fifteen-for-one, with the exact ratio to be set and the amendment to the Company’s Articles of Incorporation to be filed at the discretion of the Company’s Board of Directors.  Currently, the Company’s stockholders have not set an exact ratio for the reverse stock split.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

Common Stock Options

On September 29, 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan reserved 2,800,000 shares of common stock for issuance. Upon the closing of the Exchange, the Company had outstanding options to purchase 2,800,000 shares of the Company’s common stock under the 2010 Plan which represents an exchange of 2,800,000 options previously granted with similar terms  on June 1, 2010, prior to the reverse merger and recapitalization.  In connection with these options,for the three months ended March 31, 2012, the Company recorded stock-based compensation expense of $23,270.

At March 31, 2012, there was a total of $109,388 of unrecognized compensation expense related to these non-vested option-based compensation arrangements under the 2010 Plan.

On July 22, 2011, the Company granted 2,248,000 stock options and warrants to purchase 41,566,999 shares of common stock pursuant to an asset purchase agreement entered into between the Company, Acquisition Sub and Continental (see Note 4). The 2,248,000 9-year options to purchase shares of common stock at $1.423 per share are subject to a vesting schedule based on the stock option holder's continued employment and services. For the three months ended March 31, 2012, the Company recognized stock based compensation of $407,498 which represents the portion of the vested replacement option awards attributable to post-combination services due to the assumption of the stock options of Continental which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees). These options were valued on the grant date at $1.11 per option using a Black-Scholes option pricing model with the following assumptions: stock price of $1.10 per share, volatility of 196%, expected term of 10 years, and a risk free interest rate of 2.99%. At March 31, 2012, there was a total of $880,785 of unrecognized compensation expense related to these non-vested replacement option awards.

During the three months ended March 31, 2012, 500,000 options were forfeited in accordance with the termination of employee relationships.

On February 9, 2012, the holders of approximately 53% of the outstanding shares of the Company's common stock voted in favor of the adoption of the Company's 2012 Equity Incentive Plan (the " 2012 Plan").  The Board approved the 2012 Plan on February 9, 2012, which reserves 40,000,000 shares of common stock for issuance thereunder in the form of incentive stock options, non-qualified stock options and restricted stock grants, issuable to the Company's officers, directors, employees and consultants.

10,000,000 options were valued on the grant date (February 9, 2012) at approximately $0.45 per option or a total of $4,537,000 using a Black-Scholes option pricing model with the following assumptions: stock price of 0.49 per share, volatility of 110%, expected term of 10 years, and a risk free interest rate of 2.04%. For the three months ended March 31, 2012, the Company recorded stock-based compensation expense of $4,537,000 in connection with the fully vested options.

On March 6, 2012, the Company granted an aggregate of 1,100,000 10-year options to purchase shares of common stock at $0.45 per share, the market price on the date of issuance, which vests 25% on date of issuance; 25% on each of December 31, 2012; December 31, 2013 and December 31, 2014 to two employees and a consultant of the Company. The 1,100,000 options were valued on the grant date at approximately $0.41 per option or a total of $448,690 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.45 per share, volatility of 103%, expected term of 10 years, and a risk free interest rate of 1.98%. For the three months ended March 31, 2012, the Company recorded stock-based compensation and stock-based consulting expense of $89,228 and 50,988 respectively.

At March 31, 2012, there was a total of $308,474 of unrecognized compensation expense related to these non-vested option-based compensation arrangements under the 2012 Plan.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

A summary of the stock options and changes during the period are presented below:

	Number of Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	3,548,000	$1.11	8.45
Granted	11,100,000	0.49	10
Exercised	-	-	-
Forfeited	(500,000)	0.81	8.59
Cancelled	-	-	-
Balance outstanding at March 31, 2012	14,148,000	$0.63	9.46

Options exercisable at March 31, 2012	-	$-
Options expected to vest	1,827,667
Weighted average fair value of options granted during the period		$0.45

Stock options outstanding at March 31, 2012 as disclosed in the above table have $710,000 intrinsic value at the end of the period.

Common Stock Warrants

On July 22, 2011, the Company granted 2,248,000 stock options and warrants to purchase 41,566,999 shares of common stock pursuant to an asset purchase agreement entered into between the Company, Acquisition Sub, and Continental (see Note 4). The assumption of stock warrants was replaced with the Company’s 3,200,000 4.5-year warrants to purchase shares of common stock at $2.835 per share granted to an affiliated company and its assignees which are subject to a vesting schedule based on the warrant holder's continued services and the Company’s 38,366,999 (ranging from 5 months to 4.60 years) warrants to purchase shares of common stock at an exercise price of $2.835 which were related to private placement sale of the Company’s common stock. For the three months ended March 31, 2012, the Company recognized stock based compensation of $165,730 which represents the portion of the vested replacement warrants awards attributable to post-combination services due to the assumption of the stock warrants of Continental which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees). These warrants were valued on the grant date at $1.11 per option using a Black-Scholes option pricing model with the following assumptions: stock price of $1.10 per share, volatility of 193%, expected term of 10 years, and a risk free interest rate of 1.56%. At December 31, 2011, there was $0 of unrecognized compensation expense related to these replacement warrant awards.

Out of the warrants to purchase 41,566,999 shares of common stock discussed above, a total of 2,050,666 4.5-year warrants were granted to an affiliated company, whereby a Member of the Company’s Board of directors is the President of the affiliated company.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

Between January 2012 and February 2012, the Company sold an aggregate of 2,237,500 units with net proceeds to the Company of $847,500. Each Unit was sold for a purchase price of $0.40 per Unit and consists of: (i) one share of Common Stock and (ii) a two-year warrant to purchase fifty percent (1,118,750 warrants) of the number of shares of Common Stock purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events. The warrants may be exercised at any time on a cashless basis at 100% of the closing price for the Common Stock on the business day immediately prior to the date of exercise. In March 2012, the Company issued 336,974 shares of common stock in connection with the exercise of these 968,750 stock warrants on a cashless basis.

On February 23, 2012, the Company entered into a Stock Purchase Agreement with two subscribers and sold 1,000,000 shares of the Series D Preferred Stock and an aggregate of 8,750,000 warrants to acquire shares of Common Stock for an aggregate purchase price of $1,000,000 (see Note 12 – Preferred Stock). On March 29, 2012, the Company issued 2,967,143 shares of common stock in connection with the exercise of these 5,250,000 stock warrants on a cashless basis.

On February 23, 2012, in connection with a Note Modification Agreement, the Company issued warrants to purchase an aggregate of 4,144,320 shares of Common Stock to Platinum and warrants to purchase an aggregate of 1,036,080 shares of Common Stock to Lakewood (see Note 7). The warrants may be exercised at any time, in whole or in part, at an exercise price of $0.40 per share until the fifth anniversary of their issuance.   The warrants may be exercised on a cashless basis at any time. In February 2012, the Company issued 2,925,601 shares of common stock in connection with the exercise of these 5,180,400 stock warrants on a cashless basis.

On March 6, 2012, the Company issued a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price equal to the market price of the Company’s common stock on the date of issuance or at $0.45 per share to a consultant in consideration for services rendered. The 400,000 warrants were valued on the grant date at approximately $0.41 per option or a total of $163,155 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.45 per share, volatility of 110%, expected term of 10 years, and a risk free interest rate of 1.98%. For the three months ended March 31, 2012, the Company recognized stock based consulting of $163,155.

A summary of the status of the Company's outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	35,603,142	$2.64	3.94
Granted	15,449,150	0.42	4.81
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	(11,399,150)	0.42	4.64
Balance at March 31, 2012	39,653,142	$2.41	3.85

Warrants exercisable at March 31, 2012	39,653,142	$2.41	3.85

Weighted average fair value of options granted during the three months ended March 31, 2012		$0.40

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

The Company is required under the terms of the property lease to make annual lease payments. The Company is also required to make annual claim maintenance payments to Federal Bureau of Land Management and to the county in which its property is located in order to maintain its rights to explore and, if warranted, to develop its property. If the Company fails to meet these obligations, it will lose the right to explore for gold on its property.

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
March 31, 2012

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

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
March 31, 2012

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Agreements Purchased from Continental Resources Group, Inc.

The Company’s wholly owned subsidiary, Continental Resources Acquisition Sub, Inc. was formed in July 2011 to purchase substantially all of the assets of Continental, which assets included 100% of the outstanding shares of common stock of Green Energy Fields, Inc. and ND Energy Inc. (see Note 4).  The purchased assets include certain agreements in uranium mining claims in Arizona, California and North Dakota.

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

Royalty agreements

On July 22, 2011, through the acquisition of Continental’s assets, the Company had purchased a 100% interest in certain 86 unpatented lode mining claims located in Mohave County, Arizona. The Company will pay a 3% net smelter returns royalty on all uranium sales. The Company shall have the right to reduce the royalty from 3% to 0% by paying the aggregate sum of $1,500,000 ($500,000 for each 1%).

On July 22, 2011, through the acquisition of Continental’s assets, the Company assumed the purchase and sale agreement with Absaroka Stone LLC to purchase certain unpatented mining claims commonly known as the “Uinta County (Carnotite) Uranium Prospect” located in the Uinta County of Wyoming.  Pursuant to the terms of the agreement, Absaroka Stone LLC agreed not to stake for its own account any additional mining claims within a 15 mile radius of the property.  Any additional mining claims to be located within a 15 mile radius of the property (the “Claim Body”) were to be located, staked and filed by the Company, at its expense and held in its name.   Such agreement requires a minimum of $200,000 relating to location, maintenance, exploration, development or equipping any one or more of the mining claims that comprise the Claim Body for commercial production within 24 months from the date of the agreement.  If the Company fails to incur a minimum of $200,000 in expenses related to the foregoing within 24 months, the Company shall pay an aggregate sum of $50,000 to Absaroka Stone LLC. Pursuant to the terms of the agreement, the Company would pay a 1% gross royalty to Absaroka Stone LLC on any revenues derived from the sale of all uranium-vanadium, gold, silver, copper and rare earth ores or concentrates produced from the Claim Body, up to an aggregate of $1,000,000.  The Company has the option to eliminate the royalty obligations by paying Absaroka Stone LLC an aggregate payment of $1,000,000.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Litigation

On February 7, 2012, the Company obtained a copy of  a complaint filed in the United States District Court for the Southern District of New York (the “Complaint”) entitled Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952).  Relief Gold alleges various causes of action including breach of contract, intentional interference with contract, intentional interference with prospective business relationship/economic relations, misappropriation of trade secrets and unjust enrichment, related to the Company’s acquisition on August 30, 2011 of the assets of the Relief Canyon Mine pursuant to Chapter 11 of the Bankruptcy Code.  Plaintiff served an amended complaint on May 10, 2012.  The Company’s time to answer or move with respect to the amended complaint expires on May 24, 2012.

Further, on or about February 29, 2012, Gold Acquisition Corp. (“GAC”) commenced an adversary proceeding in the United States Bankruptcy Court for the District of Nevada against Firstgold, Terence Lynch and Relief Gold Group Case No. 12-05013-GWZ.  Through the adversary proceeding, GAC is seeking confirmation that all information, intellectual property and know how related to Relief Canyon was property of Firstgold that was sold to GAC.  In addition, GAC moved for a preliminary injunction and temporary restraining order staying the prosecution of the above-referenced action pending in the Southern District.  The motion for a preliminary injunction was denied on or about March 15, 2012.  Firstgold filed a motion to dismiss the complaint on April 23, 2012; GAC’s response is due by June 6, 2012. GAC has attempted to start the discovery process and filed a motion to compel on May 11, 2012.  A hearing date has not yet been set, but GAC has requested that it be heard on shortened time.  A scheduling conference in this matter has been set for June 13, 2012.

GAC also filed a Motion for Order to Show Cause in Firstgold’s main bankruptcy action Case No. 10-50215-GWZ requesting that the court require Firstgold to complete documentation for conveyance of property.   That motion was granted on or about February 28, 2012.

Option Agreement

On January 26, 2012, the Company entered into an Option Agreement (the “Option Agreement”) with American Strategic Minerals Corporation, a Colorado corporation (“Amicor”), pursuant to which Amicor obtained the option  to acquire certain uranium exploration rights and properties held by the Company (the “Uranium Properties”), as further described herein.  In consideration for issuance of the option, Amicor issued to the Company (i) a $1,000,000 promissory note payable in installments upon satisfaction of certain conditions (the “Note”), expiring six months following issuance and (ii) 10,000,000 shares of Amicor’s common stock (collectively, the “Option Consideration”).  Pursuant to the terms of the Note, upon the closing of a private placement in which Amicor receives gross proceeds of at least $5,000,000 (within six months of the closing of the Option Agreement), then Amicor shall repay $500,000 under the Note.  Additionally, upon the closing of a private placement in which Amicor receives gross proceeds of at least an additional $1,000,000 (within six months of the closing of the Option Agreement), Amicor shall pay the outstanding balance under the Note.  The Note does not bear interest.  The option was exercisable for a period of 90 days following the closing of the Option Agreement, in whole or in part, at an exercise price of Ten Dollars ($10.00) for any or all of the Uranium Properties.  In the event Amicor does not exercise the option, the Company will retain all of the Option Consideration. Between January 2012 and February 2012, the Company collected $930,000 of the Note. On the date of the Option Agreement, the Company recorded the Option Consideration as deferred revenue to be amortized over the term of the Option Agreement. The Company recorded the 10 million shares of Amicor’s common stock at the fair market value (based on the recent selling price of Amicor’s common stock at a private placement) of the shares at $0.50 per share or $5 million. During the three months ended March 31, 2012, the Company recognized other income of $4,333,333 which represents the earned income pursuant to the terms of this Option Agreement. Note receivable from Amicor at March 31, 2012 amounted to $70,000.  David Rector, a member of the Company's Board of Directors, is a director of Amicor. Joshua Bleak, Continental's chief executive officer, is a director of Amicor.

In April 2012, the Company and Amicor extended the expiration date to May 15, 2012 and subsequently on May 7, 2012, both parties agreed to extend the expiration date of the option to June 15, 2012.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Operating Lease

In February 2012, the Company signed a three year lease agreement for office space located in Lakewood, Colorado containing approximately 2,390 net rentable square feet and such lease will start in March 2012 and expires in April 2015. The lease requires the Company to pay an annual base rent of $18.50 per rentable square feet or $44,215 plus a pro rata share of operating expenses. The base rent is subject to annual increases beginning on May 1, 2013 as defined in the lease agreement. Future minimum rental payments required under these operating leases are as follows:

Years ending December 31:
2012	33,161
2013	45,111
2014	46,306
2015 and thereafter	11,651
$136,229

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

The exploration rights to these properties are held through two amended and restated mining leases dated July 15, 2011 (the “Leger Leases”) between Arttor Gold LLC and Art Leger, formerly the Company’s Chief Geologist, who located the mining claims in 2004, and an additional mining lease dated August 22, 2011 (the “Centerra Lease”) between Arttor Gold LLC and Centerra (US) Inc. (see Note 13).  The Leger Leases grant us the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten years, and may be renewed in ten year increments.  The terms of the Leger Leases may not exceed 99 years.

The North Battle Mountain and Red Rock Mineral Prospects properties do not currently have any reserves and all activities undertaken and currently proposed are exploratory in nature.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 14 – MINERAL PROPERTIES (continued)

Relief Canyon Properties

The  Relief Canyon properties, which include the Relief Canyon Mine property owned by Gold Acquisition Corp., and the Pershing Pass Property held directly by the Company.

The Relief Canyon properties are located about 100 miles northeast of Reno, Nevada. The nearest town is Lovelock, Nevada, approximately 15 miles west-southwest from the Relief Canyon Mine property, which can be reached from both Reno and Lovelock on U.S. Interstate 80.  The Relief Canyon Mine property is reached from Lovelock by travelling approximately seven miles northeast on I-80 to the Coal Canyon Exit (Exit No. 112), then about 10 miles southeast on Coal Canyon Road (State Route 857, a paved road maintained by Pershing County) to Packard Flat, and then north on a gravel road for two miles.  All of the Relief Canyon properties can be accessed by unpaved roads from the Relief Canyon Mine property. The Relief Canyon properties are located in Pershing County, Nevada at the southern end of the Humboldt Range.  The range is underlain by a sequence of late Paleozoic- to Mesozoic-age volcanic and sedimentary rocks.  Gold-bearing rocks at the Relief Canyon properties are primarily developed within breccia zones along the contact between the Grass Valley and Cane Springs Formations. The Relief Canyon properties do not currently have any reserves and all activities undertaken and currently proposed are exploratory in nature.

Relief Canyon Mine

Through the Company’s wholly-owned subsidiary, Gold Acquisition Corp., the Company owns 58 unpatented lode mining claims and 118 unpatented millsites at the Relief Canyon Mine property.  The property includes the Relief Canyon Mine and gold processing facilities, currently on care and maintenance, which produced gold periodically from 1984 through 2008.  The Relief Canyon Mine includes three open pit mines, five heap leach pads, two solution ponds and a cement block constructed adsorption desorption-recovery (ADR) solution processing circuit. The ADR type process plant consists of four carbon columns, acid wash system, stripping vessel, electrolytic cells, a furnace and a retort for the production of gold doré.  The process facility was originally installed by Lacana Mining in 1985 and was updated in 1995 and again in 2007 by Firstgold Corp. The facilities are generally in good condition.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 14 – MINERAL PROPERTIES (continued)

Pershing Pass Property

The Company acquired the Pershing Pass property from Silver Scott Mines, Inc. in March 2012.  Pershing Pass consists of 489 unpatented lode mining claims (30 of which were acquired in February 2012) covering approximately 9,700 acres.  Silver Scott Mines, Inc. located the claims and was the sole owner of the Pershing Pass property prior to the Company’s purchase.   There is evidence of historic mining activity on the Pershing Pass property.

Uranium Exploration Properties

The Company’s wholly owned subsidiary, Continental Resources Acquisition Sub, Inc. was formed in July 2011 to purchase substantially all of the assets of Continental Resources Group, Inc., which assets included 100% of the outstanding shares of common stock of Green Energy Fields, Inc. and ND Energy Inc. The purchased assets include certain interests in uranium unpatented mining claims and leased mineral interests in Arizona, California and North Dakota totaling approximately 7,200 acres.  The Company entered into an option agreement on January 26, 2012 pursuant to which American Strategic Minerals Corporation has the right to acquire these uranium exploration properties (see Note 13).  The option, as amended, is exercisable until June 15, 2012, in whole or in part, at an exercise price of $10.00 for any or all of the uranium properties.  If the option is not exercised, the Company will retain all of the consideration for the option, and the Company plans to continue its efforts to divest these properties. These uranium exploration properties do not currently have any reserves and all activities undertaken and currently proposed are exploratory in nature.

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

The Artillery Peak property is located in western north-central Arizona near the southern edge of Mohave County.  The property consists of a total of 86 unpatented lode mining claims and is burdened by a 4% royalty.  Annual claim maintenance costs for the Artillery Peak property total approximately $13,000.  Uranium exploration has been occurring in the Artillery Peak region since the 1950s by a number of exploration and mining entities.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 15 – SUBSEQUENT EVENTS

On April 5, 2012, the Company purchase from Victoria Gold Corp.(“VGC”) and Victoria Resources (US) Inc. (“VRI” and collectively with VGC, the “Seller”) the Seller's interest in approximately 13,300 acres of mining claims and private lands adjacent to the Company’s landholdings at the Relief Canyon Mine in Pershing County, Nevada (the “Assets”).  The Company refers to these properties as the Relief Canyon Expansion properties.  Approximately 8,900 acres of the Relief Canyon Expansion properties are held under leases and subleases with Newmont USA Ltd., which the Company refers to as the Newmont Leased properties.  Victoria Gold has reserved a 2% net smelter return royalty from the production on 221 of the 283 unpatented mining claims that it owned directly.

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

The closing of the acquisition of the Assets was subject to the satisfaction by the parties of certain obligations, including, among other things, the transfer of title to the Company of the Owned Claims, the assignment of Seller’s leasehold interests to the Company and the payment of consideration by the Company for the Assets (the “Closing Conditions”). On April 5, 2012, the parties satisfied the Closing Conditions and the Company issued to VGC 10,000,000 shares of the Company’s common stock, and a 2 year warrant to purchase 5,000,000 shares of Common Stock at a purchase price of $0.60 per share.  The Company also granted a 2% net smelter returns royalty on production from the Owned Claims which are not encumbered by production royalties payable to Newmont under the 2006 Mineral Lease.  The Company also paid the Seller $2,000,000 cash.

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

On April 2, 2012, the Company sold 4,300,002 shares of common stock to certain investors for an aggregate purchase price of $1,505,000 or a purchase price of $0.35 per share.

On April 17, 2012, the Company sold 85,714 shares of common stock to certain investors for an aggregate purchase price of $30,000 or a purchase price of $0.35 per share.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 15 – SUBSEQUENT EVENTS (continued)

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

The 12,000,000 options were valued on the grant date at approximately $0.43 per option or a total of $5,102,400 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.46 per share, volatility of 105%, expected term of 10 years, and a risk free interest rate of 2.07%.  In April 2012, the Company paid the one-time payment of $200,000 to Mr. Honig pursuant to the Consulting Agreement.

As previously disclosed, on July 22, 2011, the Company purchased substantially all of the assets of Continental in consideration for (i) 8 shares of the Company’s common stock for every 10 shares of Common Stock of Continental outstanding; (ii) the assumption by the Company of the outstanding warrants to purchase shares of Continental’s common stock at a ratio of one warrant (the “Company Warrants”) to purchase 8 shares of the Company’s Common Stock for every Continental Warrant to purchase 10 shares of Continental’s common stock; and (iii)  the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder at a ratio of one option to purchase 8 shares of the Company Common Stock for every option to purchase 10 shares of Continental’s common stock outstanding. On April 9, 2012, the Company issued an aggregate of 9,576,285 shares of its common stock, to holders of Company Warrants in consideration for the cancellation of such Company Warrants.  Additionally, such holders agreed to the elimination of certain most favored nations provisions or price protection associated with the shares of Continental’s common stock issued in connection with the Continental Warrants (the “Warrant Cancellation Transaction”). The Company issued 9,576,285 shares of the Company’s common stock at a ratio of 300 shares for every 1,000 Company Warrants held.  An aggregate of 31,920,953 Company Warrants were cancelled as a result of the Warrant Cancellation Transaction. Accordingly, the Company valued the 9,576,285 common shares at the fair market value on the date of grant at $0.505 per share or $4,836,024.  On April 27, 2012, the Company issued an additional 24,000 shares of common stock in consideration for the cancellation of 80,000 Company Warrants and the elimination of certain most favored nation provisions or price protection associated with the shares of Continental's common stock issued in connection with the Continental Warrants.   The Company values the 24,000 common shares at the fair market value on the date of the grant at $0.31 per share or $7,440.

On May 7, 2012, the Company and Amicor agreed to extend the expiration date to June 15, 2012 in connection with the right to exercise pursuant to an Option Agreement (see Note 13).

On April 27, 2012, the Company issued 50,000 shares of common stock to a consultant in consideration for certain consulting services rendered. The Company has accrued such consulting expense as of March 31, 2012 amounting to $45,000.

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

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Overview

During the first quarter our management decided to focus on exploration at our Relief Canyon properties and to reduce our interests in or divest our other exploration properties.  An overview of our progress during the first quarter 2012 is provided below.

Relief Canyon property acquisitions.  We significantly increased our property position at Relief Canyon with two acquisitions.  On March 1, 2012, we purchased approximately 9,700 acres of unpatented mining claims, located to the south of the Relief Canyon Mine property from Silver Scott Mines, Inc. for $550,000.  On April 5, 2012, we acquired from Victoria Gold Corporation rights to approximately 13,300 acres of unpatented mining claims and private lands adjacent to the Relief Canyon Mine property.  We refer to these properties as the Relief Canyon Expansion properties.  Approximately 9,600 acres of the Relief Canyon Expansion properties are held under leases and subleases with Newmont USA Ltd.   Victoria Gold has reserved a 2% net smelter return royalty from the production on the 3,800 acres of 283 unpatented mining claims that it owned directly.  To acquire the Relief Canyon Expansion properties, we paid Victoria Gold $2.0 million in cash, 10 million shares of our common stock, warrants to purchase 5 million shares of our common stock at $0.60 per share, exercisable at any time on or prior to April 5, 2014, and the 2% net smelter return royalty.

Option on uranium properties.  On January 26, 2012, we entered into an agreement under which American Strategic Minerals Corporation (“Amicor”) has the option to acquire certain uranium exploration rights and properties held by us. As consideration for the option, Amicor issued to us a $1,000,000 non interest bearing promissory note payable in installments upon satisfaction of certain conditions, expiring six months following issuance, and 10 million shares of its common stock. The option, which has been extended until June 15, 2012, is exercisable, in whole or in part, at an exercise price of Ten Dollars ($10.00) for any or all of the uranium properties. If Amicor does not exercise the option, we will retain the option consideration.  As of March 31, 2012, $930,000 of the principal amount of note has been paid and 700,000 shares of Amicor common stock were sold for net proceeds of approximately $0.3 million. Under the terms of the note, Amicor is required to pay the balance of the note upon completion of a private placement totaling $1 million or more on or before July 26, 2012. If a $1.0 million private placement is not completed by that date, Amicor is not required to pay us the final $70,000 due under the note.

Financing.  In the first quarter, we raised $1,847,500 through the sale of our securities, net of placement agent fees.  These transactions included $847,500 from the sale of units at $0.40 per unit, comprised of one share of common stock and a two year warrant to purchase half a share of common stock at $0.60 per share, $1.0 million from the sale of 1.0 million shares of Series D Convertible Preferred Stock and five year warrants to acquire 8.75 million shares at an exercise price of $0.40 per share, and $0.5 million received in March 2012 in connection with a 5% secured promissory note which was administratively issued on April 10, 2012.  In April 2012, we raised approximately $1,535,000 through the sale of our common stock at a purchase price of $0.35 per share.

Debt Repayment.  In January and February 2012, we prepaid approximately $1.0 million of our $8.0 million senior secured notes issued in connection with the acquisition of the Relief Canyon Mine property in August 2011.  On March 30, 2012 the outstanding balance of the note was fully paid by conversion into 12,841,082 shares of common stock at a conversion price of $0.35 per share and 3,749,186 shares of Series D Convertible Preferred Stock.  Additionally on March 30, 2012, we converted the remaining balance of $1,015,604 plus accrued interest on the 9% secured promissory note issued on September 19, 2011 into 1,024,744 shares of Series D Convertible Preferred Stock.

Conversion of preferred stock.  We issued 500,000 shares of common stock upon the conversion of 500,000 shares of Series B Convertible Preferred Stock, and 1,153,143 shares of common stock upon the conversion of 400,000 shares of Series D Convertible Preferred Stock.

Warrants.  On April 9, 2012, the Company issued 9,576,285 shares of its common stock to holders of the Company’s warrants to purchase 31,902,953 shares of common stock, originally issued to Continental warrant holders in connection with the acquisition of the Relief Canyon Mine property in exchange for cancellation of the warrants at a ratio of 300 shares for every 1,000 warrants held. The warrant holders also agreed to the elimination of certain price protection provisions related to the warrants. During the first quarter, we also issued 6,229,718 shares of common stock upon the cashless exercise of 11,399,150 warrants that were granted previously to investors and debt holders.

At May 15, 2012, following the transactions discussed above, we had 204,220,557 shares of common stock outstanding, 7,652,190 warrants to acquire common stock at an average exercise prices of $0.46 per share oustanding, no shares of Series B Convertible Preferred Stock outstanding, 3,284,396 shares of Series C Convertible Preferred Stock outstanding, 6,086,968 shares of Series D Convertible Preferred Stock outstanding and approximately $1.1 million of notes outstanding.

Results of Operations

Our business began on November 30, 2009. We were incorporated in Nevada on February 10, 2010 to succeed to the business of the predecessor company, Golden Empire, LLC (“Golden Empire”), which was formed and commenced operations on November 30, 2009. We assumed all assets, liabilities and certain promotion rights agreements entered into by Golden Empire at carrying value which approximated fair value on February 10, 2010. Golden Empire ceased operations on that date. The results of operations for the period from January 1, 2010 to February 9, 2010 of Golden Empire were not material. In September 2011, we decided to discontinue our sports and entertainment business and to focus on gold exploration. Prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation, and all transactions relating to our sports and entertainment business are included in discontinued operations.

For the results of continuing operations discussed below, we compare the results from operations for the three month period ended March 31, 2012 to the results of operations for the three month period ended March 31, 2011.

For the three months ended March 31, 2012 and the three months ended March 31, 2011.

Net Revenues

We are an exploration stage company with no operations and generated no revenues in the three months ended March 31, 2012.  For the three months ended March 31, 2011, there are no continuing operations.

Operating Expenses

Total operating expenses for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, were approximately $9.7 million and $0.5 million respectively.  The $9.2 million increase in operating expenses for the 2012 period includes approximately$6.5 million of compensation expense, related primarily to stock based compensation expense of $5.0 million and other expenses for hiring our executive and management employees and support staff; $1.3 million in exploration expense on our Relief Canyon Mine, North Battle Mountain and Red Rock properties, $0.8 million in general and administrative expenses primarily for public company expenses and litigation and $0.6 million in consulting fees primarily related to financing and investor relations matters.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of approximately $9.7 million and $0.5 million, respectively, for the three months ended March 31, 2012 and 2011.  The increase in operating loss was due to the increase in operating expenses described above.

Other Income (Expenses)

Total other expense was approximately $13.2 million and $0 for the three months ended March 31, 2012 and 2011, respectively. The increase is primarily attributable to $11.3 million in interest expense primarily attributable to the amortization of debt discounts and deferred financing cost on the notes of approximately $8.0 million of convertible notes converted on March 30, 2012 and interest expense in connection with the issuance of common stock and warrants pursuant to a note modification agreement; $1.5 million increase in fair value of derivative liability on the $8 million senior convertible notes; and $4.8 million due to the conversion of the $8.0 million senior convertible notes to our common stock and Series D Cumulative Convertible Preferred Stock; offset in part by $4.3 million income resulting from the consideration paid by Amicor in its option to acquire our uranium exploration properties.

Discontinued Operations

In September 2011, we decided to discontinue our sports and entertainment business, and all results of operations relating to our sports and entertainment business are included in discontinued operations.

The following table sets forth for the three months ended March 31, 2012 and 2011 indicated selected financial data of the Company’s discontinued operations of its sports and entertainment business.

	March 31, 2012	March 31, 2011
Revenues	$-	$291,200
Cost of sales	-	189,916
Gross profit (loss)	-	101,284
Operating and other non-operating expenses	(50,174)	(924,982)

Loss from discontinued operations	$(50,174)	$(823,698)

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $22.9 million for the three months ended March 31, 2012 as compared to a net loss of $1.3 million for the three months ended March 31, 2011.

Liquidity and Capital Resources

At December 31, 2011, our cash and cash equivalents totaled $3.7 million compared to $2.6 million at March 31, 2012. During the three months ended March 31, 2012, we received proceeds of approximately $0.5 million from issuance of a note payable and gross proceeds of $1.8 million from the sale of common and preferred stock.  These increases were more than offset by approximately $1.3 million in exploration costs, and $1 million general and administrative expenses.  We also reduced our debt from approximately $9.3 million to approximately $1.1 million, due to conversion of our $8.0 million senior convertible notes and $1million secured convertible note to common stock and Series D Convertible Preferred Stock, partially offset by issuance of a $0.5 million note. Additionally in April 2012, we raised approximately $1,535,000 of gross proceeds through the sale of our common stock at a purchase price of $0.35 per share.

In the remaining 9 months of 2012, we plan to spend approximately $1.1 million on a Phase II 15,000 foot drill program on the Relief Canyon mine property, approximately $0.9 million on initial drilling and general reconnaissance, rock sampling and baseline geophysical surveys on the property we acquired from Victoria Gold, and approximately $2 million on general and administrative expenses.  We plan to fund these expenditures from existing cash, and to expand our exploration program if additional external funding becomes available.

The actual amount that we spend through year-end 2012 may vary significantly from the amounts stated above.  We currently have no material commitments for capital expenditures or exploration expenses.  However, we have no revenues and do not expect to have revenues for at least the remainder of 2012.  Therefore our future operations are dependent on our ability to secure additional external funding, through financing activities or the sale of our uranium or gold exploration properties other than Relief Canyon.  Funding may not be available on acceptable terms or at all.  If financing is not available, we would be required to preserve our cash be reducing exploration activities and general and administrative expenses.

Significant Accounting Policies

We did not adopt any new accounting standards during the quarter ended March 31, 2012 nor were there any new accounting pronouncements during the period that would have an impact on our financial position or results of operation.

Forward-Looking Statements

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward looking statements include, without limitation, statements relating to our business goals, planned exploration, business strategy, planned divestment of our uranium properties, future operating results, and our liquidity and capital resources outlook.  Forward –looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Our actual results may differ materially from those contemplated by the forward-looking statements, which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.   Important factors that could cause actual results to differ materially from those anticipated in forward- looking statements include  without limitation results for future exploration at our Relief Canyon and other projects; our ability to raise necessary capital to conduct our exploration activities and do so on acceptable terms, problems or delays in permitting or other government approvals. These statements are likely to address our growth strategy, financial results and product and development programs.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements.  These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward looking statement can be guaranteed and actual future results may vary materially.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

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

With respect to the quarterly period ended March 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of March 31, 2012 and that the failure to have multiple levels of transaction review due to limited personnel constitutes a significant deficiency in internal controls. However, to the extent possible, we plan to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the nine months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On February 7, 2012, the Company obtained a copy of  a complaint filed in the United States District Court for the Southern District of New York (the “Complaint”) entitled Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952).  Relief Gold alleges various causes of action including breach of contract, intentional interference with contract, intentional interference with prospective business relationship/economic relations, misappropriation of trade secrets and unjust enrichment, related to the Company’s acquisition on August 30, 2011 of the assets of the Relief Canyon Mine pursuant to Chapter 11 of the Bankruptcy Code. The Company disputes the allegations in the Complaint and believes the Complaint to be wholly without merit and intends vigorously to defend the claims.  Plaintiff served an amended complaint on May 10, 2012.  The Company’s time to answer or move with respect to the amended complaint expires on May 24, 2012.

Further, on or about February 29, 2012, Gold Acquisition Corp. (“GAC”) commenced an adversary proceeding in the United States Bankruptcy Court for the District of Nevada against Firstgold, Terence Lynch and Relief Gold Group Case No. 12-05013-GWZ.  Through the adversary proceeding, GAC is seeking confirmation that all information, intellectual property and know how related to Relief Canyon was property of Firstgold that was sold to GAC.  In addition, GAC moved for a preliminary injunction and temporary restraining order staying the prosecution of the above-referenced action pending in the Southern District.  The motion for a preliminary injunction was denied on or about March 15, 2012.  Firstgold filed a motion to dismiss the complaint on April 23, 2012; GAC’s response is due by June 6, 2012. GAC has attempted to start the discovery process and filed a motion to compel on May 11, 2012.  A hearing date has not yet been set, but GAC has requested that it be heard on shortened time.  A scheduling conference in this matter has been set for June 13, 2012.

GAC also filed a Motion for Order to Show Cause in Firstgold’s main bankruptcy action Case No. 10-50215-GWZ requesting that the court require Firstgold to complete documentation for conveyance of property.  That motion was granted on or about February 28, 2012.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

On March 6, 2012, the Company authorized the issuance of options to purchase an aggregate of 1,100,000 shares of the Company’s common stock pursuant to the 2012 Equity Incentive Plan.  Such grants of restricted stock shall vest as follows: 25% on the date of issuance and 25% on December 31 of each of 2012, 2013 and 2014.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                 None.

ITEM 4.  MINE SAFETY DISCLOSURES.

  None.

ITEM 5.  OTHER INFORMATION.

                None.

ITEM 6.  EXHIBITS

10.1	Form of Note Purchase Agreement
10.2	Form of Note
10.3	Form of Security Agreement
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pershing Gold Corporation

Date: May 15, 2012	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2012	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Principal Financial and Accounting Officer)