Form 10-Q
period 2012-06-30
Pershing Gold Corp.
filed 2012-08-20
CIK 1432196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 333-150462

Pershing Gold Corporation
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0657736 (I.R.S. Employer Identification No.)

1658 Cole Boulevard Building 6, Suite 201 Lakewood CO (Address of principal executive offices)	80401 (Zip Code)

Registrant’s telephone number, including area code (877) 705-9357

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 20, 2012, there were 256,619,445 shares of common stock, par value $0.0001, issued and outstanding.

PERSHING GOLD CORPORATION

ITEM 1 Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,041,476	$3,670,567
Marketable securities - trading securities	-	100,000
Notes receivable, net	500,000	-
Other receivables	4,934	113,241
Prepaid expenses - current portion	227,475	463,737
Deferred financing cost	-	50,919
Due from equity method investor (former Parent Company)	-	347,335
Assets of discontinued operations - current portion	-	61,050

Total Current Assets	4,773,885	4,806,849

OTHER ASSETS:
Prepaid expenses - long-term portion	-	37,759
Property and equipment, net	7,656,876	8,031,103
Mineral rights	16,786,912	8,501,071
Reclamation bond deposit	4,557,629	4,557,629
Deposits	3,884	51,000

Total Other Assets - Net	29,005,301	21,178,562

Total Assets	$33,779,186	$25,985,411

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$746,331	$821,111
Senior convertible promissory notes, net of debt discount	-	1,066,445
Convertible promissory note, net of debt discount	-	118,487
Note payable - related party, net of debt discount	561,750	510,832
Derivative liability	-	6,295,400
Liabilities of discontinued operation	-	21,622

Total Liabilities	1,308,081	8,833,897

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of June 30, 2012 and December 31, 2011, respectively)	-	-
Convertible Series B Preferred stock ($.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding and 500,000 as of June 30, 2012 and December 31, 2011, respectively)	-	50
Convertible Series C Preferred stock ($.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding and 3,284,396 as of June 30, 2012 and December 31, 2011, respectively)	-	328
Convertible Series D Preferred stock ($.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of June 30, 2012 and December 31, 2011)	-	-
Common stock ($.0001 Par Value; 500,000,000 Shares Authorized; 256,619,445 and 142,773,113 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively)	25,661	14,277
Additional paid-in capital	105,660,910	47,114,351
Accumulated deficit	(14,901,794)	(14,901,794)
Accumulated deficit since inception of exploration stage (September 1, 2011)	(58,313,672)	(15,074,534)

Total Pershing Gold Corporation Equity	32,471,105	17,152,678

Non-Controlling Interest in Subsidiary	-	(1,164)

Total Stockholders' Equity	32,471,105	17,151,514

Total Liabilities and Stockholders' Equity	$33,779,186	$25,985,411

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from Inception of Exploration stage (September 1, 2011) through
	2012	2011	2012	2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes	8,320,213	159,750	14,810,946	264,750	15,893,025
Exploration cost	1,770,062	-	3,059,961	-	4,859,983
Consulting fees	685,949	199,407	1,604,573	387,267	7,175,752
General and administrative expenses	1,284,812	154,407	2,306,675	326,211	3,739,145

Total operating expenses	12,061,036	513,564	21,782,155	978,228	31,667,905

Operating loss from continuing operations	(12,061,036)	(513,564)	(21,782,155)	(978,228)	(31,667,905)

OTHER INCOME (EXPENSES):
Other income	-	-	80,000	-	80,000
Gain from sale of uranium assets pursuant to an option agreement	-	-	930,000	-	930,000
Gain from sale of subsidiary	2,500,000	-	2,500,000	-	2,500,000
Loss from entinguishment of debts	-	-	(4,769,776)	-	(4,769,776)
Change in fair value of derivative liability	-	-	(1,454,889)	-	5,447,917
Loss from disposal of assets	(12,494)	-	(21,928)	-	(195,958)
Settlement expense	(4,883,196)	-	(4,883,196)	-	(9,682,196)
Realized gain - trading securities	-	-	19,702	-	19,702
Realized gain - available for sale securities	17,600	-	340,600	-	340,600
Share of loss of equity method investee	(83,333)	-	(83,333)	-	(83,333)
Interest expense and other finance costs, net of interest income	(8,356)	(322,235)	(11,338,774)	(322,235)	(15,854,250)

Total other expenses - net	(2,469,779)	(322,235)	(18,681,594)	(322,235)	(21,267,294)

Loss from continuing operations before provision for income taxes	(14,530,815)	(835,799)	(40,463,749)	(1,300,463)	(52,935,199)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(14,530,815)	(835,799)	(40,463,749)	(1,300,463)	(52,935,199)

Discontinued operations:
(Loss) gain from discontinued operations, net of tax	(124)	(1,681,780)	(50,298)	(2,505,478)	802,367

Net loss	(14,530,939)	(2,517,579)	(40,514,047)	(3,805,941)	(52,132,832)

Less: Net loss (income) attributable to non-controlling interest	(1,770)	200,768	(1,164)	200,768	(172,517)

Net loss attributable to Pershing Gold Corporation	(14,532,709)	(2,316,811)	(40,515,211)	(3,605,173)	(52,305,349)

Preferred deemed dividend	(1,086,000)	-	(2,702,777)	-	(5,987,173)

Preferred stock dividends	(12,150)	-	(21,150)	-	(21,150)

Net loss available to common stockholders	$(15,630,859)	$(2,316,811)	$(43,239,138)	$(3,605,173)	$(58,313,672)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.07)	$(0.03)	$(0.22)	$(0.05)	$(0.33)
(Loss) income from discontinued operations	(0.00)	(0.06)	(0.00)	(0.10)	0.01
	$(0.07)	$(0.09)	$(0.22)	$(0.15)	$(0.32)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	208,433,252	28,758,138	180,593,498	25,718,458	159,874,485

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	For the Period from Inception of Exploration stage (September 1, 2011) through June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Pershing Gold Corporation	$(40,515,211)	$(3,605,173)	(52,305,349)
Adjustments to reconcile net loss to net cash ised in operatimg activities:
Depreciation	509,260	4,053	835,188
Bad debts	13,333	-	513,333
Bad debts in connection with discontinued operations	61,050	60,794	98,800
Amortization of promotional advances	-	8,643	-
Amortization of debt discounts and deferred financing cost	8,100,450	1,308,794	12,049,972
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	-	116,665	116,669
Loss from extinguishment of debts	4,769,776	-	4,769,776
Change in fair value of derivative liability	1,454,889	-	(5,447,917)
Interest expense in connection with the note modification	3,022,186	-	3,022,186
Interest expense in connection with the conversion of notes payable	-	-	230,192
Gain from disposal of discontinued operations	-	-	(1,134,448)
Loss from disposal of assets	21,928	-	195,958
Non-controlling interest	1,164	(200,768)	171,911
Gain from sale of subsidiary	(500,000)	-	(500,000)
Share of loss of equity method investee	83,333	-	83,333
Common stock issued for services	346,361	-	1,183,861
Common stock issued in connection with an employment agreement	1,735,417	-	1,735,417
Common stock issued and included in settlement expense	4,883,196	-	9,644,696
Stock-based compensation	12,445,069	400,375	14,929,536
Gain from sale of uranium assets pursuant to an option agreement	(930,000)	-	(930,000)

Changes in operating assets and liabilities:
Restricted cash - current portion	-	(2,185,216)	1,320,817
Accounts receivable	-	-	-
Other receivables	99,908	-	86,575
Prepaid expenses - current portion and other current assets	159,837	(278,205)	2,029,159
Assets of discontinued operations - current portion	-	(1,569,059)	141,378
Prepaid expenses - long-term portion	37,759	-	41,912
Restricted cash - long-term portion	-	-	500,000
Deferred financing cost	-	(25,000)	-
Deposits	(7,884)	(20,000)	(7,884)
Assets of discontinued operations - long term portion	-	-	40,556
Accounts payable and accrued expenses	(16,302)	226,734	347,081
Liabilities of discontinued operation	(21,622)	-	28,730

NET CASH USED IN OPERATING ACTIVITIES	(4,246,103)	(5,757,363)	(6,208,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on note and loan receivable	-	(18,500)	-
Acquisition of mining rights	(2,576,400)	-	(2,576,400)
Advances on loan receivable - related party	-	(375,726)	-
Payment received on note receivable	930,000	25,000	930,000
Increase in reclamation bond deposits	-	-	(1,715,629)
Cash acquired from acquisition of business	-	2,000,100	-
Net proceeds received from the sale of marketable securities	100,000	-	100,000
Proceeds from disposal of assets	70,875	-	204,306
Purchase of property and equipment	(215,342)	(3,972)	(281,590)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,690,867)	1,626,902	(3,339,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance cost	6,307,500	246,000	9,484,916
Proceeds from sale of preferred stock	1,000,000	-	4,284,396
Proceeds from note payable - related party	-	2,250,000	-
Proceeds from note payable	500,000	2,250,000	500,000
Proceeds from convertible promissory note - related party	-	100,000	-
Proceeds from convertible promissory notes	-	650,000	1,715,604
Collection on subscription receivable	-	30	-
Payments on notes payable	(1,539,771)	-	(3,406,493)
Advances to parent company	-	-	48,745
Distribution to former parent company	40,150	-	40,150
Proceeds from related party advances	-	3,071	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,307,879	5,499,101	12,667,318

EFFECT OF EXCHANGE RATE ON CASH	-	(10,768)	1,649

NET INCREASE IN CASH AND CASH EQUIVALENTS	370,909	1,357,872	3,121,092

CASH AND CASH EQUIVALENTS- beginning of period	3,670,567	509,550	920,384

CASH AND CASH EQUIVALENTS- end of period	$4,041,476	$1,867,422	$4,041,476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$196,102	$4,771	$528,593
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of notes payable and accrued interest	$8,315,258	$-	$9,323,005
Issuance of common stock in connection with the conversion of a promissory note into a current private placement	$-	$-	$611,750
Common stock issued for prepaid services	$-	$280,000	$-
Issuance of additional notes payable upon assignment of debt	$294,285	$-	$294,285
Beneficial conversion feature and debt discount in connection with the issuance of convertible promissory notes	$168,163	$750,000	$1,883,767
Debt discount in connection with the issuance of the credit facility agreement and notes payable	$-	$1,800,000	$-
Deferred financing cost in connection with the issuance of the credit facility agreement and notes payable	$-	$900,000	$-
Preferred stock deemed dividend	$1,616,777	$-	$4,901,173
Issuance of common stock for payment of Continental's accrued legal fees	$170,614	$-	$170,614
Issuance of common stock for payment of accrued dividend	$3,601	$-	$3,601
Reclassification of derivative liability to equity	$7,750,289	$-	$7,750,289
Issuance of a note receivable upon sale of subsidary	$500,000	$-	$500,000
Issuance of a note receivable in connection with sale of uranuim assets pursuant to an option agreement	$930,000		$930,000
Common stock and warrants issued for acquisition of mining rights	$5,709,441	$-	$5,709,441
Distribution to former parent company	$517,949	$-	$517,949

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Pershing Gold Corporation  (the “Company”), formerly Sagebrush Gold Ltd., formerly The Empire Sports & Entertainment Holdings Co., formerly Excel Global, Inc. , was incorporated under the laws of the State of Nevada on August 2, 2007. In September 2010, the Company changed its name to The Empire Sports & Entertainment Holdings Co, which was subsequently changed to Sagebrush Gold Ltd. on May 16, 2011. On February 27, 2012, the Company changed its name to Pershing Gold Corporation.  The Company is a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada.  The Company is currently focused on exploration of its Relief Canyon properties in Pershing County in northwestern Nevada.  None of the Company’s properties contain proven and probable reserves, and all of its activities on all of the Company’s properties are exploratory in nature.

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

On September 1, 2011, the Company exited the sports and entertainment business and disposed of its Empire subsidiary pursuant to a Stock Purchase Agreement by and between the Company, Empire and Concert International Inc. (“CII”) (see Note 3).  Pursuant to the Stock Purchase Agreement, the Company agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown Inc.  (“Capital Hoedown”), for $500,000 payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to the Company which bears interest at 8% per annum ( see Note 3).  As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered subsidiaries of the Company.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

On May 24, 2011, the Company entered into four limited liability company membership interests purchase agreements with the owners of Arttor Gold LLC (“Arttor Gold”).  Each of the owners of Arttor Gold,  sold their interests in Arttor Gold in privately negotiated sales resulting in the Company acquiring 100% of Arttor Gold.  Pursuant to the Agreements, the Company issued 8,000,000 shares of Series B Convertible Preferred Stock and 13,000,000 shares of Common Stock in exchange for 100% membership interests in Arttor Gold.   As a result of this transaction, on May 24, 2011, Arttor Gold became a wholly-owned subsidiary of the Company. Arttor Gold (an exploration stage company), a Nevada limited liability company, was formed and organized on April 28, 2011. Arttor Gold operates as a U.S. based junior gold exploration and mining company.

A newly-formed wholly-owned subsidiary, Noble Effort Gold, LLC, a Nevada limited liability company (“Noble Effort”), was formed in June 2011. A newly-formed wholly-owned subsidiary, Continental Resources Acquisition Sub, Inc., a Florida corporation, was formed in July 2011. A newly-formed wholly-owned subsidiary, Gold Acquisition Corp., a Nevada corporation, was formed in August 2011.

On July 22, 2011, the Company, Continental Resources Acquisition Sub, Inc. (“Acquisition Sub”), and Continental Resources Group, Inc. (“Continental”), entered into an asset purchase agreement and, through the Acquisition Sub, closed on the purchase of substantially all of the assets of Continental  in consideration for (i) shares of the Company’s common stock which was equal to eight shares for every 10 shares of Continental’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of Continental’s common stock and (iii)  the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder (see Note 4). After giving effect to the foregoing, the Company issued 76,095,214 shares of its Common Stock, 41,566,999 warrants, and 2,248,000 stock options following the transaction.

Consequently, the issuance of 76,095,214 shares of the Company’s common stock to Continental accounted for approximately 67% of the total issued and outstanding stocks of the Company as of July 22, 2011 and the Company became a majority owned subsidiary of Continental. As of June 30, 2012, Continental holds 29.65% of interest in the outstanding common stock of the Company.  Effective February 2012, the Company is considered to be an equity method investee as a result of the decrease in Continental’s ownership interest of less than 50% which is accounted for under equity method of accounting.

On August 30, 2011, the Company, through its newly-formed wholly owned subsidiary, Gold Acquisition Corp. (“Gold Acquisition”) acquired the Relief Canyon Mine (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada, for an aggregate purchase price consisting of: (i) $12,000,000 cash and (ii) $8,000,000 of senior secured convertible promissory notes issued to Platinum Long Term Growth LLC and Lakewood Group LLC. Gold Acquisition, a Nevada corporation was formed in August 2011.

A newly-formed wholly-owned subsidiary, Red Battle Corp. (“Red Battle”), a Delaware corporation, was formed on April 30, 2012 and on May 23, 2012, purchased all of the outstanding membership interests of Arttor Gold and Noble Effort which held the Company’s North Battle Mountain and Red Rock Mineral Prospects. The Company and Red Battle, entered into an Agreement and Plan of Merger on May 24, 2012 with Valor Gold Corp. and Valor Gold Acquisition Corp., a wholly-owned subsidiary of Valor Gold Corp. (see Note 4). As a result of this transaction, Red Battle, together with Arttor Gold and Noble Effort was acquired by Valor Gold in connection with this transaction.

Pershing Royalty Company, a Delaware corporation and a wholly owned subsidiary, formed on May 17, 2012 acquired a 1% royalty on the North Battle Mountain and Red Rock Mineral Prospects pursuant to a Net Smelter Return Production Royalty Agreement (“NSR Agreement”) with Arthur Leger (see Note 4).

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

On June 11, 2012, the Company and American Strategic Minerals Corporation (“Amicor”) effected the exercise of an Option Agreement, through the assignment of Acquisition Sub, (see Note 4). As a result of the assignment of Acquisition Sub, the Company divested all of its uranium assets to Amicor.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the condensed consolidated financial statements of the Company and its wholly-owned subsidiaries as of June 30, 2012. In the preparation of condensed consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2012, and the results of operations and cash flows for the six months ended June 30, 2012 have been included. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the period ended December 31, 2011, which are contained in Form 10-K as filed with the Securities and Exchange Commission on April 16, 2012. The consolidated balance sheet as of December 31, 2011 was derived from those financial statements.

As reflected in the accompanying consolidated financial statements for the six months ended June 30, 2012, the Company had a net loss attributable to Pershing Gold Corporation of $ 40,515,211 and $4,246,103 of net cash used in operations. However, of the $40,515,211 net loss for the six months ended June 30, 2012, $36,017,412 consisted of non cash expenses such as stock based compensation to certain employees and consultants, change in fair value of derivative liability, amortization of debt discount and deferred financing costs, non- cash interest expense, and loss from extinguishment of debts. At June 30, 2012, the Company had a working capital of $3,465,804. Additionally, at June 30, 2012, the Company had an accumulated deficit of approximately $73.2 million.  As of June 30, 2012, the Company has cash and cash equivalents for a total of approximately $4 million. Additionally, the Company anticipates and intends to sell the remaining shares of Amicor (option consideration) received in January 2012 pursuant to an Option Agreement for the remainder of 2012 to further  increase the Company’s working capital (see Note 5). Based on the Company’s historical use of cash and other mitigating factors, management believes that the Company will meet its expected needs required to support its operations for the next 12 months.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, allowance for bad debts, the useful life of property and equipment, and the assumptions used to calculate fair value of options granted and derivative liability, beneficial conversion on convertible notes payable, capitalized mineral rights, asset valuations, common stock issued for services, common stock issued for conversion of notes and common stock issued in connection with an acquisition.

Non-controlling interests in consolidated financial statements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of June 30, 2012 and December 31, 2011, the Company recorded a deficit non-controlling interest balance of $0 and $1,164, respectively, in connection with, Secure Energy LLC, the majority-owned subsidiary of ND Energy, Inc. and Green Energy, Inc., as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At June 30, 2012, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Marketable securities

Marketable securities consist of the Company’s investment in publicly traded equity securities and are generally restricted for sale under Federal securities laws. The Company’s policy is to liquidate securities received when market conditions are favorable for sale. Since these securities are often restricted, the Company is unable to liquidate them until the restriction is removed. Marketable securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” the Company’s marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
June 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2012 to June 30, 2012:

Conversion feature derivative liability
Balance at January 1, 2012	$6,295,400
Reclassification of derivative liability to equity	(7,750,289)
Change in fair value included in earnings	1,454,889
Balance at June 30, 2012	$-

Investment measured at fair value on a recurring basis:

Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities – available for sale, net of discount for effect of restriction	$-	$-	$-

The Company classifies the investments in marketable securities available for sale as Level 3, adjusted for the effect of restriction. The securities are restricted and cannot be readily resold by the Company absent a registration of those securities under the Securities Act of 1933 as amended (the “Securities Act”) or the availabilities of an exemption from the registration requirements under the Securities Act. As these securities are often restricted, the Company is unable to liquidate them until the restriction is removed. Unrealized gains or losses on marketable securities available for sale are recognized as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale are reflected in our net income for the period in which the security was liquidated. At the end of each period, the Company evaluates the carrying value of the marketable securities for a decrease in value. The Company evaluates the company underlying these marketable securities to determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be “other- than- temporary”, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down is charged to earnings.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, other receivables, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the note payable at June 30, 2012, approximate their respective fair value based on the Company’s incremental borrowing rate. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid expenses

Prepaid expenses – current portion of $232,409 and $463,737 at June 30, 2012 and December 31, 2011, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments (in cash and common stock) of public relation services, consulting and business advisory services, and prepaid insurance and mineral lease which are being amortized over the terms of their respective agreements. Prepaid expenses – long term portion of $0 and $37,759 at June 30, 2012 and December 31, 2011, respectively, consisted primarily of costs paid for future mineral lease payments after one year.

Mineral property acquisition and exploration costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the six months ended June 30, 2012, the Company incurred exploration cost of $3,059,961.

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

In order to fair value the mineral rights acquired, management utilized a compilation and review report prepared by a third-party which documented the estimated, indicated and inferred mineral resources related to the Relief Canyon Mine property. Based on these findings, management determined that the fair value of the acquired mineral right amounted to $8,501,071 in connection with the acquisition of the Relief Canyon Mine Property. In addition, in February 2012, the Company acquired certain unpatented mining claims from Silver Scott Mines Inc. for a purchase price of $550,000. On April 5, 2012, the Company acquired from Victoria Gold Corporation (“Victoria Gold”) rights to approximately 13,300 acres of unpatented mining claims and private lands adjacent to the Relief Canyon Mine property. The Company paid Victoria Gold $2.0 million in cash, 10 million shares of the Company’s common stock, warrants to purchase 5 million shares of the Company’s common stock at $0.60 per share, exercisable at any time on or prior to April 5, 2014, and 2% net smelter return royalty (see Note 14).

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On June 30, 2012, based on managements’ review of the carrying value of mineral rights related to the acquisition of such mineral rights, management determined that there is no evidence that these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required.

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

Impairment of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable.  Long-lived assets in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property, whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered, even though a viable mine has been discovered. The tests for long-lived assets in the exploration stage would be monitored for impairment based on factors such as current market value of the long-lived assets and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not consider it necessary to record any impairment charges of long-lived assets at June 30, 2012 and December 31, 2011, respectively.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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
June 30, 2012

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

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months ended June 30, 2012	For the Three Months ended June 30, 2011	For the Six Months ended June 30, 2012	For the Six Months ended June 30, 2011
Numerator:
Loss from continuing operations	$(14,530,815)	$(835,799)	$(40,463,749)		$(1,300,463)
Loss from discontinued operations	$(124)	$(1,681,780)	$(50,298)		$(2,505,478)

Denominator:
Denominator for basic and diluted loss per share
(weighted-average shares)	208,433,252	28,758,138	180,593,498		25,718,458

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.07)	$(0.03)	$(0.22)	$	(0.05)
Loss from discontinued operations	$(0.00)	$(0.06)	$(0.00)		$(0.10)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on our loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	June 30, 2012	June 30, 2011
Common stock equivalents:
Stock options	34,848,000	2,600,000
Stock warrants	12,222,188	-
Convertible preferred stock	-	8,750,000
Convertible promissory notes embedded conversion feature	-	750,000
Total	47,070,188	12,100,000

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
June 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – DISCONTINUED OPERATIONS

In September 2011, the Company decided to discontinue its sports and entertainment business and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation. On September 1, 2011, the Company disposed its Empire subsidiary pursuant to a stock purchase agreement by and between the Company, Empire and CII (see Note 1). Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011. Pursuant to the stock purchase agreement, the Company agreed to sell Empire to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 payable on June 30, 2012 pursuant to a Senior Promissory Note issued by CII to the Company which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered subsidiaires of the Company. As of June 30, 2012, the Company has not collected such note from CII. Accordingly, as of June 30, 2012 and December 31, 2011, this note receivable, net of allowance for bad debt of $500,000, amounted to $0.

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of the sports and entertainment business.  The carrying amounts of the major classes of these assets and liabilities are summarized as follows:

	June 30, 2012	December 31, 2011
Assets:
Accounts receivable, net	$-	$44,300
Notes and loan receivable	-	16,750
Assets of discontinued operations	-	61,050

Liabilities:
Accounts payables and accrued expenses	$-	$21,622
Liabilities of discontinued operations	$-	$21,622

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 3 – DISCONTINUED OPERATIONS (continued)

The following table sets forth for the six months ended June 30, 2012 and 2011 indicated selected financial data of the Company’s discontinued operations of its sports and entertainment business.

	For the Three Months ended June 30, 2012	For the Three Months ended June 30, 2011	For the Six Months ended June 30, 2012	For the Six Months ended June 30, 2011
Revenues	$-	$214,584	$-	$327,336
Cost of sales	-	135,332	-	194,391
Gross profit	-	79,252	-	132,945
Operating and other non-operating expenses	(124)	(1,761,032)	(50,298)	(2,638,423)

Loss from discontinued operations	$(124)	$(1,681,780)	$(50,298)	$(2,505,478)

NOTE 4 – ACQUISITION, DISPOSITION AND DECONSOLIDATION

Continental Resources Group, Inc.

On July 22, 2011, the Company, Acquisition Sub, and Continental, entered into a Purchase Agreement and, through Acquisition Sub, closed on the purchase of substantially all of the assets of Continental in consideration for (i) shares of the Company’s common stock equal to eight shares of the Company’s Common stock for every 10 shares of Continental’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of Continental’s common stock equal to one warrant to purchase eight shares of the Company’s common stock for every warrant to purchase ten shares Continental’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii)  the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued equal to one option to purchase eight shares of the Company’s common stock for every option to purchase 10 shares of Continental’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option.  Upon the closing of the Asset Sale, Acquisition Sub assumed the Assumed Liabilities (as defined in the Purchase Agreement) of Continental.  Under the terms of the Purchase Agreement, the Company purchased from Continental substantially all of its assets, including, but not limited to, 100% of the outstanding shares of common stock of the Continental’s wholly-owned subsidiaries (Green Energy Fields, Inc., and ND Energy, Inc.)

After giving effect to the foregoing, the Company issued 76,095,214 shares of its common stock, warrants to purchase 41,566,999 shares of common stock, and options to purchase 2,248,000 shares of common stock following the transaction. Consequently, the issuance of 76,095,214 shares of the Company’s common stock to Continental accounted for approximately 67% of the total issued and outstanding stocks of the Company as of July 22, 2011 and the Company had become a majority owned subsidiary of Continental. As of June 30, 2012, Continental holds 29.65% of interest in the Company.  Effective February 2012, the Company is considered to be an equity method investee as a result of the decrease in Continental’s ownership interest of less than 50% which is accounted for under equity method of accounting.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 4 – ACQUISITION, DISPOSITION AND DECONSOLIDATION (continued)

The issuance of 76,095,214 shares of common stock including the issuance of warrants to purchase 41,566,999 shares of common stock and options to purchase 2,248,000 shares of common stock were valued at $14,857,676 which primarily represents the fair value of the net asset acquired from Continental of cash of $11,164,514, a note receivable of $2,000,000, prepaid expenses and other current assets of $1,904,997 and assumed liabilities of $293,659. The Company accounted the value under ASC 805-50-30-2 “Business Combinations” whereby if the consideration is not in the form of cash, the measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The Company deemed that the fair value of the net asset of Continental amounting to $14,857,676 is more clearly evident and more reliable measurement basis.

Prior to the asset purchase agreement, Barry Honig, the Company’s director and then Chairman, held 2,685,000 shares of Continental directly and certain entities under Mr. Honig’s control and family members held 3,075,838 shares of Continental. Additionally, one of the shareholders of the Company held 4,569,252 shares of Continental prior to such agreement. Though there was common ownership between the Company and Continental, through the Company's Board Member and a stockholder, such collective interests in the Company only accounted for a total of 15% upon the consummation of the Asset Purchase.

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

On July 18, 2011, the Company borrowed $2,000,000 from Continental, and issued it an unsecured 6% promissory note. On July 22, 2011, in connection with the Asset Purchase, the Company acquired the note receivable which was payable to Continental and included the acquisition of the $2,000,000 note receivable as part of the purchase price allocation. Accordingly, the acquired note receivable was eliminated against the note payable on the Company’s financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 4 – ACQUISITION, DISPOSITION AND DECONSOLIDATION (continued)

The Purchase Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of Continental.   The Company agreed to file a registration statement under the Securities Act in connection with liquidation of Continental no later than 30 days following (i) the closing date of the Asset Sale or (ii) the date that Continental delivered or filed its audited financial statements for the fiscal year ended March 31, 2011.  Continental will subsequently distribute the registered shares to its shareholders as part of its liquidation.  The Company agreed to use its best efforts to cause such registration to be declared effective within 12 months following the closing date of the asset sale.  The Company had agreed to pay liquidated damages of 1% per month, up to a maximum of 5%, in the event that the Company fails to file or is unable to cause the registration statement to be declared effective.  Continental was expected to liquidate on or prior to July 1, 2012 however, such registration statement filed by the Company has not been declared effective and as a result, Continental was unable to liquidate prior to July 2012. In August 2012, the Company entered into an Amendment Agreement with Continental and Acquisition Sub whereby the parties agreed to amend the Asset Purchase Agreement dated as of July 22, 2011, to remove the liquidated damages provision associated with the registration rights obligations by the Company.

Continental Resources Acquisition Sub, Inc.

On January 26, 2012, the Company and Amicor entered into an option agreement (the “Option”) whereby Amicor acquired the option to purchase certain uranium properties and claims from the Company for a purchase price of $10.00 in consideration for the issuance of (i) 10,000,000 shares of Amicor’s common stock (see Note 5) and (ii) a six month promissory note in the aggregate principal amount of $1,000,000.  Pursuant to the Option, the consideration received by the Company was non-refundable, The Company and Amicor amended the Option on April 24, 2012 and May 3, 2012 in order to extend the termination date of the Option. On June 11, 2012, Amicor notified the Company of its decision to exercise the Option.  The Company and Amicor effected the exercise of the Option, through the assignment of the Company’s wholly owned subsidiary, Acquisition Sub, which is the owner of 100% of the issued and outstanding common stock of each of Green Energy Fields, Inc., a Nevada corporation (“Green Energy”) (which is the owner of 100% of the issued and outstanding common stock of CPX Uranium, Inc.) and ND Energy, Inc., a Delaware corporation (“ND Energy”).  Additionally, ND Energy and Green Energy hold a majority of the outstanding membership interests of Secure Energy LLC.  As a result of the assignment, Acquisition Sub is no longer a subsidiary of the Company.

As of June 30, 2012, $930,000 of the principal amount of note has been paid. Under the terms of the note, Amicor was required to pay the balance of the note upon completion of a private placement totaling $1 million or more on or before July 26, 2012. The $1.0 million private placement was not completed by that date thus Amicor was not required to pay the final $70,000 due under the note. The note receivable from Amicor at June 30, 2012 amounted to $0.

The Company accounted for such transaction pursuant to ASC 845-10 “Nonmonetary Transactions” and related subtopics for an exchange of a nonmonetary asset for a noncontrolling ownership interest in a second entity. Since the Company received cash in the exchange of its nonmonetary assets and the cash received was greater than 25% of the fair value of the assets exchanged, the transaction was considered a monetary exchange and full or partial gain recognition is required.  The fair value of the uranium assets exchanged approximates the Company’s carrying value which amounted to $0. In accordance with ASC 845-10, the Company recognized a gain from the sale of uranium assets of $930,000 which represents the cash collected from the note as of June 30, 2012.  The Company has no actual or implied commitment, financial or otherwise, to support the operations of the new entity in any manner and the Company plans to liquidate its investment in Amicor. Consequently, the Company treated its investment in Amicor as a marketable securities- available for sale with an initial basis of zero (see Note 5).

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 4 – ACQUISITION, DISPOSITION AND DECONSOLIDATION (continued)

David Rector, a member of the Company's Board of Directors, is a director of Amicor. Joshua Bleak, Continental's Chief Executive Officer and director, is a director of Amicor.

Red Battle Corp.

On May 24, 2012, the Company and Red Battle entered into an Agreement and Plan of Merger (the "Merger Agreement") with Valor Gold Corp., a Delaware corporation ("Valor Gold"), and Valor Gold Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Valor Gold (the "Buyer"). The Merger Agreement provides for, upon the terms and subject to the conditions in the Merger Agreement, the merger of the Buyer with and into Red Battle with Red Battle continuing as the surviving entity and the corporate existence of the Buyer ceasing (the "Merger"). The Merger effectively resulted in, the sale of the Company’s two Lander County, Nevada exploration properties, Red Rock Mineral Prospect (including Centerra Prospect), and North Battle Mountain Mineral Prospect, to Valor Gold for (i) $2,000,000 in cash (the “Cash Consideration”), (ii) a 5% promissory note in the principal amount of $500,000 due 18 months following the issuance date and (iii) 25,000,000 shares of Valor Gold’s common stock.  As further consideration for the Merger, (i) Arthur Leger, the Company’s former Chief Geologist, agreed to surrender to the Company  for cancellation of 1,750,000  shares of the Company’s common stock; (ii) Arthur Leger agreed to grant, as lessor, a 1% net smelter returns production royalty on all minerals produced from certain claims under the Red Rock Mineral Prospect and North Battle Mountain Mineral Prospect leases to the Company; and (iii) Mr. Leger agreed to defer certain royalty payments under the terms of the Lease Agreements with Arttor Gold related to the Red Rocks and North Battle Mineral Prospect Claims. Under the terms of the note, all outstanding principal, together with all accrued but unpaid interest, is payable upon the earlier of: (i) the closing of  one or more private placements of the Valor Gold’s securities in which Valor Gold receives gross proceeds of at least $7,500,000 or (ii) 18 months following the issuance of the note. As of June 30, 2012, note receivable and interest receivable amounted to $500,000 and $2,534, respectively.

Prior to the Merger, certain entities under Mr. Honig’s control and Mr. Honig’s family members held 5,600,003 shares of Valor Gold. Additionally, one of the shareholders of the Company  held 750,000 shares of Valor Gold prior to the Merger Agreement. Contemporaneously with the closing of the Merger, such shareholder purchased 1,250,000 shares of Valor Gold’s common stock in Valor Gold’s Private Placement.  Additionally, entities under Mr. Honig’s control purchased 5,000,000 shares of Valor Gold’s Series A Preferred Stock in Valor Gold’s Private Placement.

Assuming the conversion into common stock of Valor Gold’s Series A Preferred Stock both the interest of the aforementioned shareholder and entities controlled by Mr. Honig in Valor Gold shall account for 18%  of Valor Gold’s issued and outstanding common stock at the  closing of the Merger.  In addition to being large shareholders of the Company and Valor Gold, both the shareholder and Mr. Honig/entities controlled by Mr. Honig, directly and indirectly, may influence the Company’s decisions with respect to voting of the 25,000,000 shares of Valor Gold owned by the Company, through ownership interests in Continental and their investments in both the Company and Valor Gold. Mr. Honig has served as co-Chairman of the Company and currently is a director of the Company.  Accordingly, the Company and Mr. Honig are considered to be founders and “promoters” of Valor Gold as defined under the Securities Act. As a result of such shareholder  and Mr. Honig/entities controlled by Mr. Honig being among the largest shareholders of the Company and Valor Gold, there may exist certain conflicts of interest with respect to the business and affairs of each of these companies.  The Company believes that the shareholder and Mr. Honig/entities controlled by Mr. Honig are independent private investors who have no agreements, arrangements or understandings with respect to the ownership or control over any of these companies. The Company also considered the guidance in EITF 02-5 “Common Control”, that the Merger Agreement was not treated as a common control transaction as there were no group of shareholders that holds more than 50% of the voting ownership interest of each entity with contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert exists.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 4 – ACQUISITION, DISPOSITION AND DECONSOLIDATION (continued)

The Company accounted for the 25 million shares of Valor Gold’s common stock under ASC 845-10-S99 “Transfer of Nonmonetary Assets by Promoters or Shareholders” whereby the transfer of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company's initial public offering normally should be recorded at the transferors' historical cost basis determined under GAAP. The Company recorded the 25 million shares of Valor Gold at historical cost basis of the nonmonetary assets transferred which amounted to $83,333. As a result of this transaction, during the six months ended June 30, 2012, the Company recognized a gain from sale of subsidiary of $2,500,000 which represents the cash and note consideration to the Company pursuant to the Merger Agreement.

Consequently, the issuance of 25 million shares of Valor Gold’s common stock to the Company accounted for approximately 38.6% of the total issued and outstanding stocks of Valor Gold as of May 24, 2012. As a result of the Company’s ownership interest of more than 20% of Valor Gold, the Company is considered to be an equity method investor which is accounted for under equity method of accounting.  As of June 30, 2012 the Company holds a 37.7% interest in Valor Gold.  The Company recorded its share of Valor Gold’s net loss which amounted to $83,333 using the equity method of accounting and such investment has been reduced to zero. Under ASC 323-10-35 “Investments – Equity Method”, the equity method investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses, unless the equity method investor provides or commits to provide additional funds to the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee. The Company is not obligated or committed to provide additional funds or further financial support to Valor Gold and as such the Company shall not record additional share of losses of Valor Gold upon reducing such investment to zero.

NOTE 5 – MARKETABLE SECURITIES

Marketable securities at June 30, 2012 consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Realized Gain from Sale of Securities	Fair Value

Publicly traded equity securities – available for sale	—	—	—	340,600	—

Total	$—	$—	$—	$340,600	$—

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

In April 2012, the Company sold its marketable securities – trading that costs $100,000 and generated proceeds of $119,702. The increase in fair value of $19,702 has been recorded as realized gain in the statement of operations as of June 30, 2012.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 5 – MARKETABLE SECURITIES (continued)

In January 2012, the Company received 10 million restricted shares of Amicor’s common stock pursuant to the Option with Amicor (see Note 4). At the time of issuance, the Company recorded the cost of investment in accordance with ASC 845-10 “Nonmonetary Transactions” and was valued at zero. Between February 2012 and April 2012, the Company sold 760,000 shares of Amicor’s common stock under a private transaction and generated net proceeds of $340,600 and has recorded a realized gain – available for sale securities of $340,600 during the six months ended June 30, 2012. Additionally, in July 2012, the Company sold an aggregate of 1,500,000 shares of the Amicor’s common stock under a private transaction and generated net proceeds of $225,000 or $0.15 per share.

The issuance of 10 million shares of Amicor’s common stock to the Company accounted for approximately 26.6% of the total issued and outstanding stocks of Amicor as of January 26, 2012. As of June 30, 2012 the Company holds 27.6% of interest in Amicor. Although the Company holds more than 20% ownership interest in Amicor, the Company believes that such investment is temporary as the Company’s primary intent is to sell the shares of Amicor as evidence by the Company’s sale of Amicor’s shares between February 2012 to July 2012. The Company accounted for such investment in Amicor as marketable securities available for sale.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	June 30, 2012	December 31, 2011
Furniture and fixtures	5 years	$56,995	$20,000
Office and computer equipments	1 - 5 years	144,916	26,606
Land	-	266,977	266,977
Building and improvements	5 - 25 years	727,965	727,965
Site costs	10 years	1,272,732	1,272,732
Crushing system	20 years	2,256,943	2,256,943
Process plant and equipments	10 years	3,160,833	3,115,266
Vehicles and mining equipments	5 - 10 years	549,675	659,622
		8,437,036	8,346,111
Less: accumulated depreciation		(780,160)	(315,008)

		$7,656,876	$8,031,103

For the six months ended June 30, 2012 and 2011, depreciation expense amounted to $509,260 and $4,053, respectively.

Between February 2012 and March 2012, the Company sold mining and drilling equipments with a net book value worth $80,309 to third parties for a sales price of $70,875 realizing a loss on sale of assets of $9,434. The depreciation expense during the period, prior to the sale of such mining and drilling equipments amounted to $4,196 which is included in the $509,260 depreciation above.

Prior to the assignment of the Company’s former wholly owned subsidiary, Acquisition Sub, depreciation expense amounted to $33,789 which is included in the $509,260 depreciation above and the accumulated depreciation amounted to $39,912.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 7 – SENIOR CONVERTIBLE PROMISSORY NOTES

Senior convertible promissory notes consisted of the following:

	June 30, 2012	December 31, 2011
Senior convertible promissory notes	$-	$7,999,778
Less: debt discount	-	(6,933,333)

Senior convertible promissory notes, net	$-	$1,066,445

On August 30, 2011, the Company, through Gold Acquisition, acquired the Relief Canyon Mine for an aggregate purchase price consisting of: (i) $12,000,000 cash and (ii) $8,000,000 of senior secured convertible promissory notes issued to Platinum and Lakewood.

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

The Assignment and Assumption Agreement dated February 23, 2012

On February 23, 2012, pursuant to a certain assignment and assumption agreement (the “Assignment and Assumption Agreement”), certain assignees (collectively, the “Assignees”) acquired an aggregate of $4.0 million of the outstanding principal amount of the notes (the “Acquired Notes”) from Platinum and Lakewood (collectively, the “Assignors”). After giving effect to the transactions contemplated under to the Assignment and Assumption Agreement and the prepayment of the notes, Platinum retained $2,368,183 and Lakewood retained $592,046 of the Original Notes (the “Remainder Notes,” and together with the Acquired Notes, the “New Notes”). The principal amount of Acquired Notes issued to one of the assignees was $2,400,000 and the principal amount of the Acquired Note issued to the other assignee was $1,600,000 and bore interest at 9% per annum. The note holders waived any prepayment penalty in connection with the prepayment and assignment.

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
June 30, 2012

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

Accordingly, the Company valued the 2 million common shares at the fair market value on the date of grant at $0.489 per share or $978,000. The 5,180,400 warrants were valued on the grant date at approximately $0.394 per warrant or a total of $2,044,186 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.489 per share, volatility of 110%, expected term of 5 years, and a risk free interest rate of 0.88%. The Company recognized a total interest expense of $3,022,186 during the six months ended June 30, 2012 in connection with the Note Modification Agreement.

The Note Assignment and Assumption Agreement dated March 30, 2012

On March 30, 2012, the Company, Platinum and Lakewood  entered into agreements to amend the notes (which had current principal balance of $2,960,229) (the “Note Amendments”).  Under the Note Amendments, the notes were amended to provide a $0.35 conversion price. The original holders of the notes agreed to convert $262,500 of the notes in exchange for an aggregate of 750,000 shares of the Company’s common stock. The Company accounted the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $51,563 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

The Company also entered into a Note Assignment and Assumption Agreement on March 30, 2012 (the “March Note Assignment and Assumption Agreement”) pursuant to which the original holders assigned the remaining principal amount $2,697,729 (after such conversion discussed above) of the notes to various assignees and such assignees agreed to fully convert the acquired notes into the Company’s common stock in consideration for an aggregate purchase price of $3,256,252. A total of $2,992,014 was assigned to various assignees and the original holders waived $264,238 of the aggregate purchase price payable by the assignees for the notes under the Note Assignment and Assumption Agreement at an amended conversion price of $0.35 per share. The Company recorded loss from extinguishment of debt of $294,285 which represents the excess of the purchase price over the remaining principal. Such additional principal of $294,285 was considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock and as such were treated as a discount and were valued at $168,163 which was fully amortized upon the conversion of the notes and was included in interest expense.

In connection with this March Note Assignment and Assumption Agreement, the Company accounted the reduction of the conversion price from $0.40 to $0.35 per share and such conversion discussed below under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $529,911 which was equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 7 – SENIOR CONVERTIBLE PROMISSORY NOTES (continued)

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

The remaining assigned amount of $1,100,000 was amended to allow for its conversion into the Company’s Series D Preferred Stock equivalent to the stated value of the Series D Preferred Stock which is $1.00 per share. Each share of Series D Preferred Stock is convertible into shares of the Company’s common stock at an effective conversion price of $0.35 per share subject to anti-dilution provisions. As such, the Company issued a total of 1,100,000 shares of Series D Preferred Stock and an additional 227,586 shares of Series D Preferred Stock in consideration for the conversion of this convertible promissory note into shares of Series D Preferred Stock. The Company recorded a loss from extinguishment of debts of $357,635 and preferred deemed dividend of $130,049 in connection with the issuance of the additional 227,586 shares of Series D Preferred Stock. Such shares of Series D Preferred Stock were converted into the Company’s common stock in June 2012 (see Note 12).

On March 30, 2012, the Company also amended the $2.4 million note assigned to Frost Gamma Investments Trust (“FGIT”) to allow for the conversion of this note into the Company’s Series D Preferred Stock at $1.00 per share. FGIT agreed to fully convert this note (together with accrued and unpaid interest of $21,600) into 2,421,600 shares of Series D Preferred Stock and an additional 501,021 shares of Series D Preferred Stock in consideration for the conversion of this note into shares of Series D Preferred Stock. The Company accounted the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $475,671 which was equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. The Company recorded a loss from extinguishment of debts of $787,319 and preferred deemed dividend of $286,298 in connection with the issuance of the additional 501,021 shares of Series D Preferred Stock. Such shares of Series D Preferred Stock were converted into the Company’s common stock in June 2012 (see Note 12).

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

As a result of the conversion of the senior secured convertible promissory notes, the Company fully amortized the remaining unamortized debt discount of $6,933,333 for the six months ended June 30, 2012 and was included in interest expense. Accrued interest as of June 30, 2012 and December 31, 2011, amounted to $0 and $45,999, respectively and was included in accounts payable and accrued expenses.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

At June 30, 2012 and December 31, 2011, convertible promissory notes consisted of the following:

	June 30, 2012	December 31, 2011
Convertible promissory notes	$-	$1,015,604
Less: debt discount	-	(897,117)

Convertible promissory notes, net	$-	$118,487

On September 14, 2011, the Company sold $1,715,604 of its 9% secured promissory note. The note was acquired by FGIT. The proceeds of the note were used to post additional bonds with the BLM (the “Additional Bond”) in order to advance certain exploration and Phase One drilling activities at the Company’s Relief Canyon Mining property. The note was a joint and several obligation of the Company and its wholly-owned subsidiary, Gold Acquisition. Principal and interest under the note was payable on the first business day of each month commencing on the later of (i) thirty (30) months from the original date of issuance and (ii) ten (10) days following the payment and/or conversion in full of the senior secured promissory notes dated as of August 30, 2011, issued to Platinum and Lakewood. The note may be pre-paid, in full or in part at a price equal to 105% of the aggregate principal amount of the note plus all accrued and unpaid interest thereon at the election of the Company. The note was convertible into shares of the Company’s common stock at a price equal to $0.50 per share, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally. The note was subordinated to the payment in full and satisfaction of all obligations owed to Platinum and Lakewood other than the Additional Bond and proceeds of the Additional Bond, in which FGIT  has a first priority senior security interest. The note was also secured by a pledge of 100% of the stock of Gold Acquisition held by the Company. The note may be prepaid upon the occurrence of a Qualified Financing, as defined in the note, of at least $1,715,604. Certain holders of senior secured indebtedness of the Company (including Barry Honig, a Member of the Company’s Board of Directors) agreed to subordinate certain senior obligations of the Company to the prior payment of all obligations under the note. The Company concluded that since this convertible promissory note does not include a down-round provision under which the conversion price could be affected by future equity offerings, this convertible promissory note was not considered a derivative.

Pursuant to the terms of the note, the Company was required to prepay the principal amount of the note in full upon the occurrence of a Qualified Financing in which the Company receives from one or more investors, net proceeds of at least $1,715,604 (not including any outstanding debt conversion or investments made by the note holder).  The Company has determined that the sale of its securities which occurred between September 2011 and October 2011, in the aggregate, constituted a “Qualified Financing” under the terms of the note and accordingly, the Company was required to prepay the outstanding principal value of the note.  On October 31, 2011, the Company and note holder entered into a Waiver Agreement pursuant to which the Company and the FGIT agreed that the Company would prepay $700,000 principal of the note and would waive (i) prepayment of the balance of the principal of the note and (ii) any default under the note arising solely from the Company’s partial prepayment of the note upon the occurrence of the Qualified Financing.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (continued)

On March 30, 2012, the Company amended this note to allow for the conversion of such note into the Company’s Series D Cumulative Convertible Preferred Stock at $1.00 per share. The holder of this note agreed to fully convert the remaining note of $1,015,604 (together with accrued and unpaid interest $9,140) into 1,024,744 shares of Series D Preferred Stock and an additional 212,017 shares of Series D Preferred Stock in consideration for the conversion of this note into shares of Series D Preferred Stock. The Company accounted the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $483,094 which was equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. The Company recorded a loss from extinguishment of debts of $333,168 and preferred deemed dividend of $121,152 in connection with the issuance of the additional 212,017 shares of Series D Preferred Stock. Such shares of Series D Preferred Stock was converted into the Company’s common stock in June 2012 (see Note 12).

As a result of the conversion of this note, the Company fully amortized the remaining unamortized debt discount of $897,117 for the six months ended June 30, 2012 and was included in interest expense. Accrued interest as of June 30, 2012 and December 31, 2011, amounted to $0 and $7,882, respectively and was included in accounts payable and accrued expenses.

NOTE 9 – NOTES PAYABLE

As of June 30, 2012 and December 31, 2011, note payable – related party consisted of the following:

	June 30, 2012	December 31, 2011
Note payable - related party	$561,750	$561,750
Less: debt discount - related party	-	(50,918)

Note payable - related party, net	$561,750	$510,832

In February 2011, the Company, Empire and its wholly-owned subsidiary, EXCX Funding Corp. (collectively the “Borrowers”), entered into a credit facility agreement (the “Credit Facility Agreement”) with two lenders, including a member of the Company’s Board of Directors. The Credit Facility Agreement consisted of a loan pursuant to which $4.5 million was borrowed on a senior secured basis. The indebtedness under the  Credit Facility Agreement was evidenced by a promissory note payable to the order of the lenders. The loan was used exclusively to fund the costs and expenses of certain music and sporting events (the “Events”) as agreed to by the parties. The notes bear interest at 6% per annum and matured on January 31, 2012, subject to acceleration in the event the Borrowers undertake third party financing. In addition to the 6% interest, the Borrower shall also pay all interest, fees, costs and expenses incurred by lenders in connection with the issuance of this loan facility. Pursuant to the Credit Facility Agreement, the Borrowers entered into a Master Security Agreement, Collateral Assignment and Equity Pledge with the lenders whereby the Borrowers collaterally assigned and pledged to lenders, and granted to lenders a present, absolute, unconditional and continuing security interest in, all of the property, assets and equity interests of the Company as defined in such agreement. Furthermore, in connection with the Credit Facility Agreement, the Lenders entered into a Contribution and Security Agreement (the “Contribution Agreement”) with the Company’s former Chief Executive Officer, Sheldon Finkel (See Note 11). As consideration for the extension of credit pursuant to the Credit Facility Agreement, the Borrowers are obligated to pay a fee equal to 15% of the initial loan commitment of $4.5 million (the “Preferred Return Fee”) of which Sheldon Finkel, shall receive a pro-rata portion (1/3). The Preferred Return Fee was payable if at all, only out of the net profits from the Events.  Accordingly, the Company shall record the Preferred Return Fee upon attaining net profits from the Events. The Company issued to the lenders and Sheldon Finkel an aggregate of 2,250,000 shares of the Company’s newly designated Series A Preferred Stock, convertible into one share each of the Company’s common stock.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 9 – NOTES PAYABLE (continued)

The Company valued the 2,250,000 Series A Preferred Stock at the fair market value of the underlying common stock on the date of grant at $1.20 per share or $2,700,000 and recorded a debt discount of $1,800,000 and deferred financing cost of $900,000 which are being amortized over the term of these notes. Such deferred financing cost represents the 750,000 Series A Preferred Stock issued to Sheldon Finkel for guaranteeing one-third of the net losses and assignment of that certain irrevocable letter of credit, as described above. Between May 2011 and December 2011, 2,250,000 of these preferred shares were converted into common stock. During August 2011, the revenues from the Events did not exceed its costs and accordingly the Company is indebted to the lenders, including the Board Member of the Company, and the Credit Facility Agreement may be in default after accounting for the revenues from the Events.  As a result, the obligations under the Contribution Agreements became obligations of the parties thereto to each other. Between August 2011 and December 2011, the Company paid a total of $3,326,500 to the lenders and such amount reduced the principal balance of these notes. On November 29, 2011, the holder of this note payable, converted $611,750 principal balance of this note into an aggregate of 1,529,375 of units of the Company offered in a private placement. Each unit was sold for a purchase price of $0.40 per unit and consisted of: (i) one share of Common Stock and (ii) a two-year warrant to purchase fifty (50%) percent of the number of shares of Common Stock purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events.

In March 2012, the Board Member agreed to extend the maturity date of such note to February 1, 2013.

As of June 30, 2012 and December 31, 2011, accrued interest and fees on this note payable – related party amounted to $126,416 and $109,493, respectively. For the six months ended June 30, 2012, amortization of debt discount and deferred financing cost amounted to $101,836 and was included in interest expense.

On March 17, 2011, in connection with the asset purchase agreement with Continental, the Company assumed a 12% $50,000 due on demand note from Prospect Uranium Inc. (see Note 4). In August 2011, the Company paid off the principal balance of $50,000 plus accrued interest of $8,000.

In March 2012, the Company received $500,000 in connection with a 5% secured promissory note (the “Bridge Note”), which was secured by certain assets of the Company’s wholly owned subsidiaries, Arttor Gold and Noble Effort. The Company administratively issued such Bridge Note on April 10, 2012.  The full amount of principal and accrued interest under the Bridge Note will be due and payable on a date that shall be the earlier to occur of: (x) the sale of Noble Effort and Arttor Gold, (or the sale of all or substantially all of the assets of Arttor Gold and Noble Effort) to a third party purchaser or (y) October 10, 2012. The Bridge Note was fully paid on May 29, 2012. As of June 30, 2012, accrued interest on this note amounted to $0.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 10 – DERIVATIVE LIABILITY

In connection with the issuance of the 9% senior convertible promissory notes dated August 30, 2011, the Company has determined that the terms of the convertible notes include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company. Accordingly, under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock, the convertible instrument was accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $0 and $6,295,400 at June 30, 2012 and December 31, 2011, respectively. Loss resulting from the increase in fair value of this convertible instrument was $1,454,889 and $0 for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, the Company reclassified $7,750,289 of the derivative liability to paid-in capital due to the conversion of the senior convertible promissory note into common stock on March 30, 2012 (see Note 7).

The Company used the following assumptions for determining the fair value of the convertible instruments under the Black-Scholes option pricing model:

For the six months ended June 30, 2012

Expected volatility	1036% - 110%
Expected term	2.00 - 2.17 Years
Risk-free interest rate	0.27% - 0.33%
Expected dividend yield	0%

NOTE 11 – RELATED PARTY TRANSACTIONS

Note payable - related party

In connection with the Credit Facility Agreement (see Note 9), certain lenders, including the Company’s Board Member, funded $2,250,000 to the Company under this Credit Facility Agreement. Furthermore, in connection with the Credit Facility Agreement, the lenders entered into a Contribution Agreement with the Company’s former Chief Executive Officer, Sheldon Finkel, pursuant to which Sheldon Finkel agreed to pay or reimburse the lenders the pro rata portion (1/3) of any net losses from Events and irrevocably pledged to lenders a certain irrevocable letter of credit dated in June 2010 in favor of Sheldon Finkel. The Company also issued to Sheldon Finkel and the Company’s Board Member 750,000 shares each of the Company’s newly designated Series A Preferred Stock, convertible into one share each of the Company’s common stock. As consideration for the extension of credit pursuant to the Credit Facility Agreement, the borrowers are obligated to pay a fee equal to 15% of the initial loan commitment of $4.5 million of which Sheldon Finkel, shall receive a pro-rata portion (1/3). The Preferred Return Fee shall be payable if at all, only out of the net profits from the Events. The Company did not generate net profits from the Events. On May 4, 2011, Sheldon Finkel and the Company’s Board Member converted their shares into 1,500,000 shares of Common Stock. Between August 2011 and December 2011, the Company paid a total of $1,688,250 to the Company’s Board Member and such amount reduced the principal balance of his note. At June 30, 2012, principal amount of the note payable – related party amounted to $561,750.

Member of the board of directors

As of June 30, 2012, a member of the Company's Board of Directors, Barry Honig, holds 6,049,126 shares of Continental, directly or indirectly.  In addition, family members, including trusts for the benefit of Mr. Honig's minor children, currently own 3,685,000 shares of Continental of which Mr. Honig disclaims beneficial ownership.  Accordingly, as one of the largest shareholder of Continental, Mr. Honig may be deemed to be in control of Continental and accordingly there may exist certain conflicts of interest as a result.  On November 14, 2011, Mr. Honig filed a Schedule 13D with the Securities and Exchange Commission voluntarily disclosing his positions.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Continental Resources Group, Inc.

As of June 30, 2012, Continental holds 29.65% of interest in the Company.  Effective in February 2012, the Company is considered to be an equity method investee as a result of the decrease in Continental’s ownership interest of less than 50% which is accounted for under equity method of accounting. In March 2012, the Company issued 250,000 shares of its common stock to a third party for the payment of Continental’s accrued legal fees of $170,614 (see Note 12) and was considered an advance to Continental. Additionally, between April 2012 and May 2012, the Company paid an aggregate of $40,150 for the payment of Continental’s accounting fees.  During the six months ended June 30, 2012, the Company recorded such advances to paid in capital which represents distributions to the Company’s former parent company for a total of $558,099. At June 30, 2012 and December 31, 2011, the Company had a receivable from Continental amounting to $0 and $347,335 respectively. These advances were short-term in nature and non-interest bearing and were recorded as due from equity method investor.

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

Series B Convertible Preferred Stock

Each share of Series B Convertible Preferred Stock is convertible into one share each of the Company’s common stock. The holders of the Company’s Series B Preferred Stock are entitled to the same number of votes per share of common stock that the holder of the Series B Preferred Stock may convert into at the time of the vote. In the event of a liquidation, dissolution or winding up of the business of the Company, the holder of the Series B Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provides for Series B Preferred Stock’s preferential payment and over the Company’s Common Stock. Between October 2011 and December 2011, 7,500,000 shares of Series B Preferred Stock were converted into 7,500,000 shares of common stock. On February 3, 2012, 500,000 shares of Series B Preferred Stock were converted into 500,000 shares of common stock.  The Company valued these common shares at par value. The Series B Preferred stock does not include any mandatory redeemable provisions. As of June 30, 2012, 8,000,000 shares of  Series B Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

Series C Convertible Preferred Stock

On September 29, 2011, the Company sold 3,284,396 shares of Series C Convertible Preferred Stock and two-year warrants (the “Series C Preferred Warrants”) to purchase 9,853,188 shares of Common Stock at an exercise price of $0.60 per share for an aggregate purchase price of $3,284,396. Each share of Series C Preferred Stock is convertible into shares of common stock at a conversion price of $0.50 per share, subject to adjustment in the event the Company issues common stock or securities convertible into or exercisable for shares of common stock at a price lower than the conversion price then in effect, but not less than $0.30 per share. The Series C Preferred Stock has a stated value of $1.50 per share. In the event of the liquidation, dissolution or winding up of the business of the Company, each share of Series C Preferred Stock shall be entitled to receive, a preferential amount in cash equal to the stated value. The Series C Preferred Warrants may be exercised until the second anniversary of issuance at a cash exercise price of $0.60 per share, subject to adjustment. The Series C Preferred Warrants may be exercised on a cashless basis at any time after the original date of issuance. On September 29, 2011, the Company issued 4,429,415 shares of common stock in connection with the exercise of the 9,853,188 Sereis C Preferred Warrants on a cashless basis. In June 2012, the conversion price of the Series C Preferred Stock was adjusted to $0.32 per share as a result of certain anti-dilution provisions contained therein due to the sale of the Company’s common stock at $0.32 per share. In June 2012, 3,284,396 shares of Series C Preferred Stock were converted into 10,263,738 shares of the Company’s common stock.

The Series C Preferred Stock does not include any mandatory redeemable provisions. As of June 30, 2012, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Series D Convertible Preferred Stock

On February 21, 2012, the Company designated 1,000,000 shares of 9.0% Series D Cumulative Convertible Preferred Stock. Each share of Series D Preferred Stock is convertible (together with accrued and unpaid dividends thereon) into shares of the Company’s common stock at a conversion price of $0.40 per share, subject to equitable adjustments after such events as stock dividends, stock splits or fundamental corporate transactions, and subject to anti-dilution provisions. The holders of the Company’s Series D Convertible Preferred Stock do not have voting rights.  Upon liquidation, dissolution or winding up of the Company’s business, each holder of Series D Preferred Stock shall be entitled to receive, for each share thereof a preferential amount in cash equal to $1.00.  All preferential amounts to be paid to the holders of Series D Preferred Stock in connection with such liquidation, dissolution or winding up shall be paid before the payment or distribution of any assets to the holders of (i) any other class or series of capital stock and (ii) of the Company’s common stock. The Company is required to redeem in cash all or portion of the Series D Preferred Stock upon the occurrence of a major transactions such as a consolidation, merger or other business combination, sale and transfer of more than 50% of any of the Company’s assets, or the closing of a purchase with more than 50% of the outstanding shares of stock tendered and the inability of the Company to convert any portion of the Series D Preferred stock due to insufficient authorized number of shares of common stock as defined in the certificate of designation. The redemption price is equivalent to the sum of (i) the greater of (A) 110% of the aggregate stated value of the outstanding shares of the Series D Preferred Stock plus all accrued dividends and (B) the aggregate stated value of the outstanding shares of the Series D Preferred Stock plus all accrued dividends divided by the conversion price on the date of the major transaction redemption price is demanded or the date the major transaction redemption price is paid in full whichever is less multiplied by the volume weighted average price on (x) the date of the major transaction redemption price is demanded and (y) the date the major transaction redemption price is paid in full whichever is greater and (ii) all other amounts, costs, expenses and liquidated damages. The Company believes that the occurrence of the major transactions as defined in the certificate of designations are considered conditional events and as a result the instrument does not meet the definition of mandatorily redeemable financial instrument based from ASC 480-10-25 “Distinguishing Liabilities from Equity”.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

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

On April 11, 2012, the Company filed an amendment to the Certificate of Designation for the Series D Preferred Stock with the Secretary of State of the State of Nevada to increase the number of authorized shares of Series D Preferred Stock that may be issued by the Company to 7,500,000. In June 2012, the conversion price of the Company’s Series D Convertible Preferred Stock was adjusted to $0.32 per share as a result of certain anti-dilution provisions contained therein due to the sale of the Company’s common stock at $0.32 per share.

On February 23, 2012, the Company entered into a Stock Purchase Agreement with two subscribers and sold 1,000,000 shares of the Series D Preferred Stock and an aggregate of 8,750,000 warrants to acquire shares of Common Stock for an aggregate purchase price of $1,000,000 (the “Series D Preferred Stock Purchase Price”).

All of the proceeds from the Series D Preferred Stock Purchase Price were used to prepay (i) $800,000 of that certain senior secured convertible promissory note to Platinum and (ii) $200,000 of that certain senior secured convertible promissory note to Lakewood (see Note 7).

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

In connection with the March Note Assignment and Assumption Agreement, $1,100,000 of the notes were amended to allow for its conversion into the Company’s Series D Preferred Stock equivalent to the stated value of the Series D Preferred Stock.  As such, the Company issued a total of 1,100,000 shares of Series D Preferred Stock and an additional 227,586 shares of Series D Preferred Stock in consideration for the conversion of this convertible promissory note into shares of Series D Preferred Stock (see Note 7).

On March 30, 2012, the Company also amended the $2.4 million note assigned to FGIT to allow for the conversion of this note into the Company’s Series D Preferred Stock at $1.00 per share. FGIT agreed to fully convert this note (together with accrued and unpaid interest thereon) into 2,421,600 shares of Series D Preferred Stock and an additional 501,021 shares of Series D Preferred Stock in consideration for the conversion of this note into shares of Series D Preferred Stock (see Note 7).

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

On March 30, 2012, the Company amended a convertible promissory note to allow for the conversion of such note into the Company’s Series D Preferred Stock at $1.00 per share. The holder of this note agreed to fully convert this note (together with accrued and unpaid interest thereon) into 1,024,744 shares of Series D Preferred Stock and an additional 212,017 shares of Series D Preferred Stock in consideration for the conversion of this Note into shares of Series D Preferred Stock (see Note 8).

The Company recorded loss from extinguishment of debts for a total of $2,436,888 in connection with the note conversions and preferred deemed dividend of $537,499 in connection with the issuance of the additional shares of Series D Preferred Stock discussed above.

On March 30, 2012, the holder of the 400,000 shares of the Company’s Series D Preferred Stock converted his shares of Series D Preferred Stock into 1,153,143 shares of the Company’s Common Stock (which included accrued and unpaid dividends thereon). The Company recorded preferred deemed dividend of $79,278 in connection with the conversion of the Series D Preferred Stock into the Company’s common stock at an adjusted conversion price of $0.35 per share.

In June 2012, 6,086,968 shares of Series D Preferred Stock were converted into 19,021,775 shares of the Company’s common stock in June 2012.  Additionally, as consideration for agreeing to convert its Series C Preferred Stock and Series D Preferred Stock, the Company issued an additional 3,000,000 shares of common stock to the preferred shareholder and such shares were valued at the fair market value on the date of grant at $0.36 per share or $1,086,000 and have been included in preferred stock deemed dividend.

The Company recognized preferred stock dividends of $21,150 related to the Series D Preferred Stock during the six months ended June 30, 2012. Accrued dividends amounted to $17,550 as of June 30, 2012. As of June 30, 2012, there were 7,500,000 shares of Series D Preferred Stock authorized and none issued and outstanding.

Common Stock

Between January 2012 and February 2012, the Company sold an aggregate of 2,237,500 units (the “Units”) with net proceeds to the Company of $847,500. Each Unit was sold for a purchase price of $0.40 per Unit and consisted of: (i) one share of common stock and (ii) a two-year warrant to purchase fifty percent (1,118,750 warrants) of the number of shares of common stock purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events. The warrants may be exercised at any time on a cashless basis at 100% of the closing price for the common stock on the business day immediately prior to the date of exercise. The Company has agreed to file a “resale” registration statement with the SEC covering all shares of common stock and shares of common stock underlying the warrants (including as issued to placement agents) within 60 days of the final closing date of the sale of any Units and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the final closing on the sale of Units. The Company is obligated to pay to investors a fee of one (1%) per month in cash for every thirty day period up to a maximum of six (6%) percent, (i) that the registration statement has not been filed after the filing date, and (ii) following the effectiveness date that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

In April 2012, the Company sold an aggregate 4,385,716 shares of common stock to certain investors for an aggregate purchase price of $1,535,000 or a purchase price of $0.35 per share.

On June 19, 2012, the Company issued 12,500,000 shares of its common stock to certain investors in a private placement for an aggregate purchase price of $4,000,000 or a purchase price of $0.32 per share. In connection with the private placement, the Company paid fees of $75,000 and issued 234,375 shares of its common stock to a placement agent as consideration for certain placement agent services. In connection with the private placement, the Company and the purchasers entered into a registration rights agreement dated June 19, 2012 which provides the purchasers certain rights relating to the registration of the Common Stock under the Securities Act. Pursuant to the Registration Rights Agreement, at any time after December 19, 2012, the purchasers have the right to require the Company to file a registration statement under the Securities Act to register the Common Stock. In addition, if the Company registers any of its equity securities under the Securities Act, the Company is required to give the purchasers prompt notice of its intention to do so, and the purchasers may request the common stock to be included in the registration statement.

On February 9, 2012, the Board of Directors of the Company appointed Stephen Alfers as Chairman and Chief Executive Officer of the Company.  Simultaneously with Mr. Alfers’ appointment, Barry Honig resigned from his position as Chairman of the Company but remains a member of the Board. On February 9, 2012, the Company entered into an employment agreement with Mr. Alfers, pursuant to which Mr. Alfers shall serve as the Chief Executive Officer of the Company until December 31, 2015, subject to renewal.  Pursuant to the terms of his Employment Agreement, Mr. Alfers will be entitled to a base salary of $250,000 per year and was issued (i) 12,000,000 shares of the Company’s restricted common stock and (ii) an option to purchase 10,000,000 shares of the Company’s common stock with a term of ten years and an exercise price equal to the closing price of the Company’s common stock on the trading day immediately prior to the date of issuance of such grant  or $0.49 which shall be vested in full on the Effective Date.

Vesting of restricted stock grant is as follows:

i.
6,000,000 shares of restricted common stock (less any shares sooner vested upon registration of 3,000,000 shares of the restricted common stock with the Securities Exchange Commission) shall vest on the earlier of (a) such date that the Company consummates a secondary public offering of its securities in which the Company receives gross proceeds of at least $7,000,000 or (b) one (1) year from the Effective Date of this Agreement;

ii.	3,000,000 shares of restricted common stock shall vest two (2) years from the effective date of this agreement; and
iii.	3,000,000 shares of restricted common stock shall vest three (3) years from the effective date of this agreement.

Additionally, the Company recorded stock-based compensation expense of $1,735,417 in connection with the vested restricted stock grants. At June 30, 2012, there was a total of $4,144,583 of unrecognized compensation expense related to these non-vested restricted stock grants arrangement.

On February 3, 2012, 500,000 shares of Series B Preferred Stock were converted into 500,000 shares of common stock.  The Company valued these common shares at par value.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

On February 23, 2012, the Company issued 2 million common shares to the original holders of the senior secured promissory note in connection with the Note Modification Agreement (see Note 7). Accordingly, the Company valued the 2 million common shares at the fair market value on the date of grant at $0.489 per share or $978,000 and was recognized as interest expense during the six months ended June 30, 2012 in connection with the Note Modification Agreement.

On March 30, 2012, in connection with the March Note Assignment and Assumption Agreement (see Note 7), the various assignees agreed to convert an aggregate principal amount of $1,892,014 into 5,405,754 shares of the Company’s Common Stock at a conversion price of $0.35 per share. Such various assignees received an additional 1,118,432 shares of the Company’s Common Stock as consideration for the note conversion and were valued at the fair market value on the date of grant at $0.55 per share or $615,138 and have been included in loss from extinguishment of debts.

On March 30, 2012, the original holders of the senior secured notes agreed to convert $262,500 of the notes in exchange for an aggregate of 750,000 shares of the Company’s common stock (see Note 7). The Company accounted the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $51,563 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

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

On March 30, 2012, the holder of the 400,000 shares of the Company’s Series D Preferred Stock converted such shares into 1,153,143 shares of the Company’s Common Stock (which included accrued and unpaid dividends thereon).

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

On February 23, 2012, a majority of the Company’s outstanding voting capital stock authorized by written consent, in lieu of a special meeting of the Company’s stockholders, the Company to effectuate a reverse stock split at a ratio not less than two-for-one and not greater than fifteen-for-one, with the exact ratio to be set and the amendment to the Company’s Articles of Incorporation to be filed at the discretion of the Company’s Board of Directors.  Currently, the Company’s Board has not set an exact ratio for the reverse stock split.

On April 27, 2012, the Company issued 50,000 shares of common stock to a consultant in consideration for certain consulting services rendered. The Company had accrued such consulting expense prior to issuance amounting to $45,000. The Company valued these common shares at the fair market value on the date of grants at approximately $0.90 per share or $45,000.

On April 5, 2012, the Company issued to Victoria Gold. and Victoria Resources (US) Inc.  10 million shares of the Company’s common stock, and a 2 year warrant to purchase 5 million shares of Common Stock at a purchase price of $0.60 per share in connection with the acquisition of rights to approximately 13,300 acres of mining claims and private lands adjacent to the Company’s landholdings at the Relief Canyon Mine in Pershing County, Nevada (see Note 14).   The Company valued the 10 million common shares at the fair market value on the date of grants at approximately $0.46 per share or $4,600,000.  For the six months ended June 30, 2012, the Company recorded the value of such shares and warrants into mineral rights as reflected in the accompanying consolidated balance sheets.

As previously disclosed, on July 22, 2011, the Company purchased substantially all of the assets of Continental in consideration for (i) 8 shares of the Company’s common stock for every 10 shares of Common Stock of Continental outstanding; (ii) the assumption by the Company of the outstanding warrants to purchase shares of Continental’s common stock at a ratio of one warrant (the “Company Warrants”) to purchase 8 shares of the Company’s Common Stock for every Continental Warrant to purchase 10 shares of Continental’s common stock; and (iii)  the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder at a ratio of one option to purchase 8 shares of the Company Common Stock for every option to purchase 10 shares of Continental’s common stock outstanding. Between April 2012 and June 2012, the Company issued an aggregate of 9,729,285 shares of its common stock to holders of Company Warrants in consideration for the cancellation of such Company Warrants.  Additionally, such holders agreed to the elimination of certain most favored nations provisions or price protection associated with the shares of Continental’s common stock issued in connection with the Continental Warrants (the “Warrant Cancellation Transaction”). The Company issued 9,729,285 shares of the Company’s common stock at a ratio of 300 shares for every 1,000 Company Warrants held.  An aggregate of 32,430,954 Company Warrants were cancelled as a result of the Warrant Cancellation Transaction. Accordingly, the Company valued the 9,729,285 common shares at the fair market value on the date of grants ranging between $0.29 to $0.505 per share or $4,883,196.

In connection with the Merger Agreement between the Company, Red Battle, and Valor Gold, the Company cancelled 1,750,000 shares of the Company’s common stock (see Note 4). The Company valued these cancelled common shares at par value.

On June 18, 2012, the Company granted an aggregate of 9,000,000 shares of restricted common stock to the Company’s CEO and two directors of the Company. Such restricted shares shall vests one third at the end of each three years from the date of issuance. Additionally, the Company recorded stock-based compensation expense of $62,333 in connection with the vested restricted stock grants. At June 30, 2012, there was a total of $2,997,667 of unrecognized compensation expense related to these non-vested restricted stock grants arrangement.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

Common Stock Options

On September 29, 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan reserved 2,800,000 shares of common stock for issuance. Upon the closing of the Exchange, the Company had outstanding options to purchase 2,800,000 shares of the Company’s common stock under the 2010 Plan which represents an exchange of 2,800,000 options previously granted with similar terms  on June 1, 2010, prior to the reverse merger and recapitalization.  In connection with these options, for the six months ended June 30, 2012, the Company recorded stock-based compensation expense of $46,540.

At June 30, 2012, there was a total of $86,418 of unrecognized compensation expense related to these non-vested option-based compensation arrangements under the 2010 Plan.

On July 22, 2011, the Company granted 2,248,000 stock options and warrants to purchase 41,566,999 shares of common stock pursuant to an asset purchase agreement entered into between the Company, Acquisition Sub and Continental (see Note 4). The 2,248,000 9-year options to purchase shares of common stock at $1.423 per share are subject to a vesting schedule based on the stock option holder's continued employment and services. For the six months ended June 30, 2012, the Company recognized stock based compensation of $814,997 which represents the portion of the vested replacement option awards attributable to post-combination services due to the assumption of the stock options of Continental which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees). These options were valued on the grant date at $1.11 per option using a Black-Scholes option pricing model with the following assumptions: stock price of $1.10 per share, volatility of 196%, expected term of 10 years, and a risk free interest rate of 2.99%. At June 30, 2012, there was a total of $473,286 of unrecognized compensation expense related to these non-vested replacement option awards.

During the six months ended June 30, 2012, 500,000 options were forfeited in accordance with the termination of employee relationships.

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

10,000,000 options were valued on the grant date (February 9, 2012) at approximately $0.45 per option or a total of $4,537,000 using a Black-Scholes option pricing model with the following assumptions: stock price of 0.49 per share, volatility of 110%, expected term of 10 years, and a risk free interest rate of 2.04%. For the six months ended June 30, 2012, the Company recorded stock-based compensation expense of $4,537,000 in connection with the fully vested options granted to the Company’s CEO.

On March 6, 2012, the Company granted an aggregate of 1,100,000 10-year options to purchase shares of common stock at $0.45 per share, the market price on the date of issuance, which vests 25% on date of issuance; 25% on each of December 31, 2012; December 31, 2013 and December 31, 2014 to two employees and a consultant of the Company. The 1,100,000 options were valued on the grant date at approximately $0.41 per option or a total of $448,690 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.45 per share, volatility of 103%, expected term of 10 years, and a risk free interest rate of 1.98%. For the six months ended June 30, 2012, the Company recorded stock-based compensation and stock-based consulting expense of $136,816 and $78,181, respectively.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

On April 6, 2012, the Company and its director, Barry Honig, entered into a consulting agreement (the “Consulting Agreement”) pursuant to which Mr. Honig would provide certain consulting services relating to business development, corporate structure, strategic and business planning, selecting management and other functions reasonably necessary for advancing the business of the Company.  The Consulting Agreement has an initial term of three years, subject to renewal.

In consideration for his services, the Company agreed to pay Mr. Honig the following consideration:

•	A ten-year option to purchase 12,000,000 shares of the Company’s common stock, exercisable at $0.35 per share which shall be vested in full on the date of issuance;
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

The 12,000,000 options were valued on the grant date at approximately $0.39 per option or a total of $4,633,200 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.46 per share, volatility of 105%, expected term of 6 years, and a risk free interest rate of 0.89%.  In April 2012, the Company paid the one-time payment of $200,000 to Mr. Honig pursuant to the Consulting Agreement.

On June 18, 2012, the Company granted an aggregate of 6,000,000 10-year options to purchase shares of common stock exercisable at $0.34 per share to the Company’s CEO and Barry Honig, a director of the Company. The 6,000,000 options were valued on the grant date at approximately $0.28 per option or a total of $1,660,200 using a Black-Scholes option pricing model with the following assumptions: stock price of 0.34 per share, volatility of 107%, expected term of 6 years, and a risk free interest rate of 0.69%. For the six months ended June 30, 2012, the Company recorded stock-based compensation expense of $1,660,200 in connection with these fully vested options.

On June 18, 2012, the Company granted an aggregate of 2,700,000 10-year options to purchase shares of common stock at $0.34 per share which vests 25% on date of issuance; 25% on each of December 31, 2012; December 31, 2013 and December 31, 2014 to David Rector, a director of the Company, three employees and three consultants of the Company. The 2,700,000 options were valued on the grant date at approximately $0.28 per option or a total of $747,090 using a Black-Scholes option pricing model with the following assumptions: stock price of $034 per share, volatility of 107%, expected term of 6 years, and a risk free interest rate of 0.69%. For the six months ended June 30, 2012, the Company recorded stock-based compensation and stock-based consulting expense of $116,250 and $93,000, respectively.

At June 30, 2012, there was a total of $771,533 of unrecognized compensation expense related to these non-vested option-based compensation arrangements under the 2012 Plan.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

A summary of the stock options and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	3,548,000	$1.11	8.45
Granted	31,800,000	0.39	10
Exercised	-	-	-
Forfeited	(500,000)	0.81	8.59
Cancelled	-	-	-
Balance outstanding at June 30, 2012	34,848,000	$0.46	9.60

Options exercisable at June 30, 2012	31,395,467	$0.46
Options expected to vest	3,452,533
Weighted average fair value of options granted during the period		$0.36

Stock options outstanding at June 30, 2012 as disclosed in the above table have approximately $687,000 intrinsic value at the end of the period.

Common Stock Warrants

On July 22, 2011, the Company granted 2,248,000 stock options and warrants to purchase 41,566,999 shares of common stock pursuant to an asset purchase agreement entered into between the Company, Acquisition Sub, and Continental (see Note 4). The assumption of stock warrants was replaced with the Company’s 3,200,000 4.5-year warrants to purchase shares of common stock at $2.835 per share granted to an affiliated company and its assignees which are subject to a vesting schedule based on the warrant holder's continued services and the Company’s 38,366,999 (ranging from 5 months to 4.60 years) warrants to purchase shares of common stock at an exercise price of $2.835 which were related to private placement sale of the Company’s common stock. For the six months ended June 30, 2012, the Company recognized stock based compensation of $165,730 which represents the portion of the vested replacement warrants awards attributable to post-combination services due to the assumption of the stock warrants of Continental which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees). These warrants were valued on the grant date at $1.11 per option using a Black-Scholes option pricing model with the following assumptions: stock price of $1.10 per share, volatility of 193%, expected term of 10 years, and a risk free interest rate of 1.56%. At June 30, 2012, there was $0 of unrecognized compensation expense related to these replacement warrant awards.

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
June 30, 2012

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

On February 23, 2012, the Company entered into a Stock Purchase Agreement with two subscribers and sold 1,000,000 shares of the Series D Preferred Stock and an aggregate of 8,750,000 warrants to acquire shares of Common Stock for an aggregate purchase price of $1,000,000 (see Note 12 – Preferred Stock). On March 29, 2012, the Company issued 2,967,143 shares of common stock in connection with the exercise of 5,250,000 stock warrants on a cashless basis.

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

On March 6, 2012, the Company issued a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price equal to the market price of the Company’s common stock on the date of issuance or at $0.45 per share to a consultant in consideration for services rendered. The 400,000 warrants were valued on the grant date at approximately $0.41 per option or a total of $163,155 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.45 per share, volatility of 110%, expected term of 10 years, and a risk free interest rate of 1.98%. For the six months ended June 30, 2012, the Company recognized stock based consulting of $163,155.

On April 5, 2012, the Company issued to Victoria Gold. and Victoria Resources (US) Inc.  10 million shares of the Company’s common stock, and a 2 year warrant to purchase 5 million shares of Common Stock at a purchase price of $0.60 per share in connection with the acquisition of rights to approximately 13,300 acres of mining claims and private lands adjacent to the Company’s landholdings at the Relief Canyon Mine in Pershing County, Nevada (see Note 14). The 5 million warrants were valued on the grant date at approximately $0.22 per warrant or a total of $1,109,441 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.46 per share, volatility of 105%, expected term of 2 years, and a risk free interest rate of 0.35%. For the six months ended June 30, 2012, the Company recorded the value of such shares and warrants into mineral rights as reflected in the accompanying consolidated balance sheets. The Warrant may be exercised in whole, or in part, at any time by means of a “cashless” exercise.  In the event of an “Organic Change”, as defined in the Warrant, the Company may elect to: (i) require the holder to exercise the Warrant prior to the consummation of such Organic Change or (ii) secure from the person or entity purchasing such assets or the successor resulting from such Organic Change, a written agreement to deliver to the holder, in exchange for the Warrant, a warrant of such acquiring or successor entity.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the Company's outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	35,603,142	$2.64	3.94
Granted	20,449,150	0.46	4.20
Cancelled	(32,430,954)	2.83	3.86
Forfeited	-	-	-
Exercised	(11,399,150)	0.42	4.64
Balance at June 30, 2012	12,222,188	$0.55	2.77

Warrants exercisable at June 30, 2012	12,222,188	$0.55	2.77

Weighted average fair value of options granted during the six months ended June 30, 2012		$0.37

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Litigation

Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952)

On February 7, 2012, the Company obtained a copy of  a complaint filed in the United States District Court for the Southern District of New York (the “Complaint”) entitled Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952).  Relief Gold alleges various causes of action including breach of contract, intentional interference with contract, intentional interference with prospective business relationship/economic relations, misappropriation of trade secrets and unjust enrichment, related to the Company’s acquisition on August 30, 2011 of the assets of the Relief Canyon Mine pursuant to Chapter 11 of the Bankruptcy Code. The Company served and filed its Answer to the Complaint on May 24, 2012, in which it denied the material allegations of the Complaint and asserted a number of affirmative defenses. The Company disputes the allegations in the Complaint and believes the Complaint to be wholly without merit and intends vigorously to defend the claims.

Gold Acquisition Corp., v FirstGold Corp. et al (Case No. 12-05013-GWZ)

On or about February 29, 2012, Gold Acquisition Corp. ("GAC") commenced an adversary proceeding in the United States Bankruptcy Court for the District of Nevada against FirstGold, Terence Lynch and Relief Gold Group, and moved, by order to show cause, for a preliminary injunction and temporary restraining order staying the prosecution of the above-referenced action pending in the Southern District.  The motion for a preliminary injunction was denied on or about March 15, 2012.   Firstgold filed a motion to dismiss the complaint on April 23, 2012. On June 22, 2012, the Court ordered a "stand still" of this litigation, effectively staying any further action, until December 12, 2012.

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
June 30, 2012

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Operating Lease

In February 2012, the Company signed a three year lease agreement for office space located in Lakewood, Colorado containing approximately 2,390 net rentable square feet with a term commencing in March 2012 and expiring in April 2015. The lease requires the Company to pay an annual base rent of $18.50 per rentable square feet or $44,215 plus a pro rata share of operating expenses. The base rent is subject to annual increases beginning on May 1, 2013 as defined in the lease agreement. Future minimum rental payments required under these operating leases are as follows:

Years ending December 31:
2012	22,108
2013	48,796
2014	46,306
2015 and thereafter	11,651
$128,861

NOTE 14 – MINERAL PROPERTIES

Relief Canyon Properties

The Relief Canyon properties include the Relief Canyon Mine property owned by Gold Acquisition Corp., and the Pershing Pass Property held directly by the Company.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 14 – MINERAL PROPERTIES (continued)

The Relief Canyon Mine property was most recently owned and operated by Firstgold Corp. Firstgold Corp. ceased operations at Relief Canyon in 2008 and filed for bankruptcy in January 2010.  On December 17, 2010, the Court entered its Order Authorizing And Approving: (1) Sale Of Real Property And Certain Personal Property Assets Pursuant To 11 U.S.C. §363 Free And Clear Of Liens, Claims, and Interests; and (2) Assumption and Assignment Of Executory Contracts and Unexpired Leases Under 11 U.S.C. § 365; and (3) Related Relief entered December 17, 2010 (the “Sale Order”), pursuant to which Platinum Long Term Growth LLC (“Platinum”) was approved as the successful “back up bidder” for certain assets including the Relief Canyon Mine.  On August 30, 2011, pursuant to the Sale Order, the Company (through a wholly owned subsidiary) purchased 100% of the Relief Canyon Mine property and related assets for an aggregate purchase price of $12.0 million cash paid at closing and $8.0 million of senior Notes issued to former creditors of Firstgold Corp. The Relief Canyon Mine property is burdened by a production royalty equal to 2% of net smelter returns payable to Battle Mountain Gold Exploration LLC (now owned by Royal Gold). Management determined that the fair value of the acquired mineral right amounted to $8,501,071 in connection with the acquisition of the Relief Canyon Mine Property (see Note 2).

Pershing Pass Property

The Company acquired the Pershing Pass property from Silver Scott Mines, Inc. in March 2012 for $550,000.  Pershing Pass Property is located to the south of the Relief Canyon Mine property and consists of 489 unpatented lode mining claims (30 of which were acquired in February 2012) covering approximately 9,700 acres.  Silver Scott Mines, Inc. located the claims and was the sole owner of the Pershing Pass property prior to the Company’s purchase.   There is evidence of historic mining activity on the Pershing Pass property. In April 2012 the Company purchased additional 17 mining claims adjacent to the Pershing Pass Property.

Relief Canyon Expansion Properties

On April 5, 2012, the Company purchased from Victoria Gold Corp. and Victoria Resources (US) Inc. their interest in approximately 13,300 acres of mining claims and private lands adjacent to the Company’s landholdings at the Relief Canyon Mine in Pershing County, Nevada.  The Company refers to these properties as the Relief Canyon Expansion properties.  Approximately 8,900 acres of the Relief Canyon Expansion properties are held under leases and subleases with Newmont USA Ltd., which the Company refers to as the Newmont Leased properties.  Victoria Gold has reserved a 2% net smelter return royalty from the production on 221 of the 283 unpatented mining claims that it owned directly.

The assets purchased include (i) unpatented mining claims located in Pershing County, Nevada (the “Owned Claims”); (ii) the assumption by the Company of a leasehold interest in certain unpatented mining claims in Pershing County Nevada referred to as the “Newmont Claims” held by Victoria Resources (US) Inc.  under a Minerals Lease and Sublease dated June 15, 2006, as amended, between Newmont USA Limited, d/b/a in Nevada as Newmont Mining Corporation (“Newmont”) and VRI  (the “2006 Mineral Lease”); (iii) the assumption of the sublease, pursuant to the 2006 Mineral Lease, of an interest in certain fee minerals in Pershing County, Nevada in which Newmont holds a leasehold interest pursuant to that Minerals Lease SPL-6700, dated as of August 17, 1987 between Southern Pacific Land Company and SFP Minerals Corporation;  (iv) the assumption of the sublease, pursuant to the 2006 Mineral Lease, of an interest in certain fee lands in Pershing County, Nevada, in which Newmont holds a leasehold interest pursuant to a mining lease dated June 1, 1994 between The Atchison, Topeka and Santa Fe Railway Company and Santa Fe Pacific Gold Corporation; and (v) the assumption of the sublease, pursuant to the 2006 Mineral Lease, of an interest in certain fee minerals in Pershing County, Nevada in which Newmont holds a leasehold interest pursuant to a minerals lease, dated as of March 23, 1999 between Nevada Land & Resource Company LLC and Santa Fe Pacific Gold Corporation.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 14 – MINERAL PROPERTIES (continued)

In connection with the foregoing purchase, the Company has agreed to purchase all of Seller’s data, information and records related thereto, including all internal analyses and reports prepared by third party consultants or contractors, and to assume all liabilities and obligations of the Sellers arising after the closing of the transaction, including additional expenditures to be made in accordance with the 2006 Mineral Lease in the amount of  approximately $750,000 by June 15, 2012. The Company has fulfilled this obligation and has spent approximately $1.4 million of expenditures on the private lands and mining claims leased from Newmont. To the extent these expenditures exceed the Company’s year 2012 work commitment obligation under the 2006 Mineral Lease, the Company will apply the remaining credit towards its work commitment obligation for year 2013.

The closing of the acquisition was subject to the satisfaction by the parties of certain obligations, including, among other things, the transfer of title to the Company of the Owned Claims, the assignment of Seller’s leasehold interests to the Company and the payment of consideration by the Company for the Assets (the “Closing Conditions”). On April 5, 2012, the parties satisfied the Closing Conditions and the Company issued to Victoria Gold Corp. 10,000,000 shares of the Company’s common stock, and a 2 year warrant to purchase 5,000,000 shares of Common Stock at a purchase price of $0.60 per share (see Note 12).  The Company also granted a 2% net smelter returns royalty on production from the Owned Claims which are not encumbered by production royalties payable to Newmont under the 2006 Mineral Lease.  The Company also paid the Seller $2,000,000 cash.

NOTE 15 – SUBSEQUENT EVENTS

In July 2012, the Company sold an aggregate of 1,500,000 shares of Amicor’s common stock under a private transaction and generated net proceeds of $225,000 or $0.15 per share (see Note 4).

In July 2012, Barry Honig, the Company’s director, (the “Assignor”) entered into an Assignment Agreement with an unrelated party (the “Assignee”) whereby the Assignor assigned $42,000 of his outstanding principal note (the “Assigned Note”) in connection with a Credit Facility Agreement (see Note 9). The Assignee purchased the Assigned Note for $42,000. On August 10, 2012, the Company entered into a Cancellation of Debt and Assignment of Shares Agreement with the Assignee and Sheldon Finkel, the Company’s former Chief Executive Officer. Pursuant to the Separation Agreement and Release dated in September 2011, Sheldon Finkel retained 600,000 shares of the Company’s common stock (the “Executive Retained Securities”) which were pledged as collateral security for the repayment of certain amounts owed to the Company by a third party (the “Third Party Receivable”). The Third Party receivable was not collected by the Company and accordingly, the Company was entitled to receive 300,000 shares of the Executive Retained Securities.  On August 10, 2012, the Company and Sheldon Finkel agreed that Mr. Finkel would surrender 300,000 shares of the Executive Retained Securities to the Company in consideration for the cancellation of the Third Party Receivable. Pursuant to the Cancellation of Debt and Assignment of Shares Agreement, the Company, Sheldon Finkel and the Assignee have agreed that in consideration for the cancellation and satisfaction of the Assigned Note, Mr. Finkel shall transfer and assign the 300,000 shares of Executive Retained Securities due to the Company to the Assignee. As a result of the transfer and assignment of the 300,000 shares of the Company’s common stock to the Assignee, the Third Party Receivable and the Assigned Note are extinguished. The Company valued the 300,000 common shares at the fair market value on the date of grant or assignment at approximately $0.345 per share or $103,500. In connection with the assignment of the 300,000 shares of common stock, the Company reduced the outstanding principal note by $42,000 and recognized an interest expense of $61,500. The remaining outstanding principal note due to Barry Honig amounted to $519,750 after such assignment transaction.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 15 – SUBSEQUENT EVENTS (continued)

In August 2012, the Company entered into an Amendment Agreement with Continental and Acquisition Sub whereby the parties agreed to amend the Asset Purchase Agreement dated as of July 22, 2011, to remove the liquidated damages provision associated with the registration rights obligations by the Company (see Note 4).

In August 2012, the Company entered into Waiver Agreements with substantially all of the investors who purchased Units consisting of the Company’s common stock and warrants pursuant to subscription agreements dated between September 2011 and February 2012 (see Note 12) whereby the Company agreed to register the shares of common stock underlying the Units with the SEC. The waiver agreement irrevocably and unconditionally waives the liquidated damages in cash or kind related to any failure by the Company to cause the registration statement to be filed on or before a designated filing date or declared effective by the SEC on or before the effectiveness date. The Company expects to receive the waivers from the remaining investors during the third quarter of 2012.

ITEM 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward looking statements include, without limitation, statements relating to our business goals, planned exploration, business strategy, planned engineering studies, future operating results, and our liquidity and capital resources outlook.  Forward –looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Our actual results may differ materially from those contemplated by the forward-looking statements, which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.   Important factors that could cause actual results to differ materially from those anticipated in forward- looking statements include without limitation results of future exploration and engineering studies on our Relief Canyon properties; our ability to raise necessary capital to conduct our exploration activities and do so on acceptable terms or at all, reinterpretations of geological information; problems or delays in permitting or other government approvals; the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements.  These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward looking statement can be guaranteed and actual future results may vary materially.

Overview

During the first quarter of 2012, our management decided to focus on exploration at our Relief Canyon properties and to reduce our interests in or divest our other exploration properties.  During the second quarter of 2012, we acquired additional properties to expand our Relief Canyon properties and completed the divestiture of exploration properties not related to Relief Canyon.  An overview of our progress during the second quarter 2012 is provided below.

Relief Canyon property acquisitions.  In the first six months of 2012, we significantly increased our property position at Relief Canyon.  In the first quarter, we purchased the Pershing Pass property, approximately 9,700 acres of unpatented mining claims, located to the south of the Relief Canyon Mine property from Silver Scott Mines, Inc. for $550,000.  In April 2012, we acquired from Victoria Gold Corporation rights to approximately 13,300 acres of unpatented mining claims and private lands adjacent to the Relief Canyon Mine property.  We refer to these properties as the Relief Canyon Expansion properties.  Approximately 9,600 acres of the Relief Canyon Expansion properties are held under leases and subleases with Newmont USA Ltd.   Victoria Gold has reserved a 2% net smelter return royalty from the production on the 3,800 acres of 283 unpatented mining claims that it owned directly.  To acquire the Relief Canyon Expansion properties, we paid Victoria Gold $2.0 million in cash, 10 million shares of our common stock, warrants to purchase 5 million shares of our common stock at $0.60 per share, exercisable at any time on or prior to April 5, 2014, and the 2% net smelter return royalty.

Relief Canyon Exploration.On April 5, 2012 the Company closed an acquisition with Victoria Resources, Inc. and Newmont USA Ltd. giving the Company control of approximately 13,330 acres surrounding its Relief Canyon Mine property in Pershing County, Nevada and consolidating the Relief Canyon Mine area under the Company’s control for the first time since the deposit was mined in the 1990’s. Following completion of this transaction the Company commenced its Phase II drilling program testing the mineralization in the newly acquired lands, completing 23 core holes (14,700 feet) at a cost of approximately $1.4 million during the second quarter of 2012. The Phase II exploration program continues.

In addition, the Company completed its Phase I drilling program begun in 2011, consisting of 5 reverse circulation holes and 15 core holes in total. The total footage of the Phase I drilling program is 19,288 feet. Phase I drilling extended known mineralization beyond the current pit boundary that is open to both the north and the south.

Through June 30, 2012, the Company spent a total of approximately $3.1 million, which includes the $1.4 million discussed above, on exploration, development and care and maintenance of the land, mine and processing facility. That work included drilling, soil sampling, and geochemical and geophysical testing to identify new drill-ready targets on its combined land position of approximately 25 square miles along the Humboldt Range, both north and south of the Relief Canyon Mine area.

Sale of uranium properties.  In the first quarter, we granted an option to acquire our uranium exploration rights and properties to American Strategic Minerals Corporation (“Amicor”). As consideration for the option, Amicor issued to us a $1,000,000 non interest bearing promissory note payable in installments upon satisfaction of certain conditions, expiring six months following issuance, and 10 million shares of Amicor common stock. Amicor paid us $930,000 under the note, which has now expired. Amicor exercised the option, paid the $10.00 exercise price and acquired the uranium exploration rights and properties in June 2012.

Sale of North Battle Mountain and Red Rock gold exploration properties.  In May 2012, we completed the sale of the North Battle Mountain Prospect and Red Rock Mineral Prospect gold properties in Lander County, Nevada to Valor Gold Corp. for $2,000,000 in cash, a  promissory note in the principal amount of $500,000 due 18 months following the issuance date and bearing interest at the annual rate of 5% and  25,000,000 shares of Valor Gold common stock.

Private Placements and Conversion of Preferred Stock.   Between April 2012 and June 2012, we raised net proceeds of approximately $5,400,000 through private placement of our common stock at prices ranging from $0.32 to $0.35 per share. In connection with the private placements, the Company paid fees to a placement agent of $75,000 and 234,375 shares of common stock. In connection with one of the private placements, we issued an aggregate of 10,263,738 shares of common stock upon the conversion of 3,284,396 shares of Series C Convertible Preferred Stock, and 19,021,775 shares of common stock upon the conversion of 6,086,968 shares of Series D Convertible Preferred Stock. Additionally, as consideration for agreeing to convert the preferred stock, we issued an additional 3,000,000 shares of common stock to the preferred holder.

Debt Repayment.  In March 2012, we borrowed $500,000 pursuant to a 5% secured promissory note that was secured by the North Battle Mountain Prospect and Red Rock Mineral Prospect gold properties.  The note was repaid in May 2012.

Cancellation of Warrants.  In the second quarter of 2012, we issued an aggregate of 9,729,285 shares of our common stock to holders of warrants to purchase 32,430,952 shares of common stock, originally issued to Continental warrant holders in exchange for cancellation of previous warrants..

On August 20, 2012, following the transactions discussed above, we had 256,619,445 shares of common stock outstanding, warrants to purchase 12,222,188 shares of common stock at an average exercise prices of $0.55 per share outstanding and no shares  of preferred stock outstanding.

Results of Operations

We were incorporated in Nevada on February 10, 2010 to succeed to the business of the predecessor company, Golden Empire, LLC (“Golden Empire”), which was formed and commenced operations on November 30, 2009. In September 2011, we decided to discontinue our sports and entertainment business and to focus on gold exploration. Prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation and all transactions relating to our sports and entertainment business are included in discontinued operations.

For the results of continuing operations discussed below, we compare the results from operations for the three month period ended June 30, 2012 to the results of operations for the three month period ended June 30, 2011 and for the six month period ended June 30, 2012 to the results of operations for the six month period ended June 30, 2011.

Net Revenues

We are an exploration stage company with no operations and generated no revenues for the three and six months ended June 30, 2012 and 2011.

Operating Expenses

Total operating expenses for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, were approximately $12.0 million and $0.5 million respectively.  The $11.5 million increase in operating expenses for the three month period ended June 30, 2012 includes approximately $8.2 million of compensation expense related primarily to stock based compensation expense of $8.0 million and other expenses for hiring our executive and management employees and support staff; $1.8 million in exploration expense on our Relief Canyon Mine properties, North Battle Mountain and Red Rock properties, $1.1 million in general and administrative expenses primarily for public company expenses and litigation and $0.5 million in consulting fees primarily related to financing and investor relations matters.

Total operating expenses for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, were approximately $21.7 million and $1.0 million respectively.  The $20.7 million increase in operating expenses for the six month period ended June 30, 2012 includes approximately $14.5 million of compensation expense related primarily to stock based compensation expense of $13.7 million and other expenses for hiring our executive and management employees and support staff; $3.1 million in exploration expense on our Relief Canyon Mine properties, North Battle Mountain and Red Rock properties, $1.9 million in general and administrative expenses primarily for public company expenses and litigation and $1.2 million in consulting fees primarily related to financing and investor relations matters.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of approximately $12.0 million and $0.5 million, respectively, for the three months ended June 30, 2012 and 2011.  We reported an operating loss from continuing operations of approximately $21.7 million and $1.0 million, respectively, for the six months ended June 30, 2012 and 2011.The increase in operating loss was due to the increase in operating expenses described above.

Other Income (Expenses)

Total other expense was approximately $2.5 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively. The increase is primarily attributable to $4.9 million of settlement expense in connection with the issuance of common stock for the cancellation of our warrants originally issued to Continental warrant holders; offset in part by $2.5 million other income resulting from the consideration received from the sale of gold exploration properties to Valor Gold.

Total other expense was approximately $18.7 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively. The increase is primarily attributable to $11 million in interest expense attributable to the amortization of debt discounts and deferred financing cost of approximately $8.0 million of convertible notes converted on March 30, 2012 and interest expense in connection with the issuance of common stock and warrants pursuant to a note modification agreement, $4.9 million of settlement expense in connection with the cancellation of  warrants originally issued to Continental warrant holders, and $4.8 million due to the conversion of the $8.0 million senior convertible notes to our common stock and Series D Cumulative Convertible Preferred Stock and $1.5 million increase in fair value of derivative liability on the $8.0 million senior convertible notes,; offset in part by $0.3 million realized gain from sale of our available for sale securities, $0.9 million income resulting from the consideration paid by Amicor in its Option to acquire our uranium exploration properties and $2.5 million other income resulting from the consideration received from the sale of gold exploration properties to Valor Gold.

Discontinued Operations

In September 2011, we decided to discontinue our sports and entertainment business, and all results of operations relating to our sports and entertainment business are included in discontinued operations.

The following table sets forth for the six months ended June 30, 2012 and 2011 indicated selected financial data of the Company’s discontinued operations of its sports and entertainment business.

	For the Three Months ended June 30, 2012	For the Three Months ended June 30, 2011	For the Six Months ended June 30, 2012	For the Six Months ended June 30, 2011
Revenues	$-	$214,584	$-	$327,336
Cost of sales	-	135,332	-	194,391
Gross profit	-	79,252	-	132,945
Operating and other non-operating expenses	(124)	(1,761,032)	(50,298)	(2,638,423)
Loss from discontinued operations	$(124)	$(1,681,780)	$(50,298)	$(2,505,478)

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $14.5 million for the three months ended June 30, 2012 as compared to a net loss of $2.3 million for the three months ended June 30, 2011. We reported a net loss of approximately $40.5 million for the six months ended June 30, 2012 as compared to a net loss of $3.6 million for the six months ended June 30, 2011.

Liquidity and Capital Resources

At December 31, 2011, our cash and cash equivalents totaled $3.7 million compared to $4.0 million at June 30, 2012. During the six months ended June 30, 2012, we received net proceeds of $7.3 million from the sale of common stock and preferred stock and proceeds of approximately $0.5 million from issuance of a note payable, $0.9 million from payment received on a note receivable from Amicor.  These amounts were more than offset by approximately $3.1 million in exploration costs, and $2.3 million general and administrative expenses.  We also reduced our debt from approximately $9.3 million to approximately $0.6 million, due to conversion of our $8.0 million senior convertible notes and $1.0 million secured convertible note to common stock and Series D Convertible Preferred Stock, which was partially offset by issuance of a $0.5 million note.

In the remaining 6 months of 2012, we plan to spend approximately $1.1 million on a Phase II, 30,000 foot reverse circulation drill program on the Relief Canyon mine property, approximately $0.6 million on engineering studies related to the existing pads, plant and equipment comprising the heap leaching processing facilities,  as well as general reconnaissance, rock and soil sampling on lands and geophysical studies, and approximately $3 million on general and administrative expenses.  We plan to fund these expenditures from existing cash, through the sale of our marketable securities in Amicor and to expand our exploration program if additional external funding becomes available.

The actual amount that we spend through year-end 2012 may vary significantly from the amounts stated above.  We currently have no material commitments for capital expenditures or exploration expenses.  We have no revenues from operations and do not expect to have revenues for at least the remainder of 2012.  Based on planned expenditure levels set forth above, we expect that, in the absence of additional funding, our cash balances would be depleted in December 2012. Therefore our future operations are dependent on our ability to secure additional external funding, through financing activities or the sale of our holdings in Valor Gold.  Funding may not be available on acceptable terms or at all.  If financing is not available, we would be required to preserve our cash be reducing exploration activities and general and administrative expenses.

Significant Accounting Policies

We did not adopt any new accounting standards during the quarter ended June 30, 2012 nor were there any new accounting pronouncements during the period that would have an impact on our financial position or results of operation.

ITEM 3     Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4     Controls and Procedures

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

With respect to the quarterly period ended June 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of June 30, 2012 and that the failure to have multiple levels of transaction review due to limited personnel constitutes a significant deficiency in internal controls. To the extent possible, we plan to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

Relief Gold

Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952)

On February 7, 2012, the Company obtained a copy of  a complaint filed in the United States District Court for the Southern District of New York (the “Complaint”) entitled Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952).  Relief Gold alleges various causes of action including breach of contract, intentional interference with contract, intentional interference with prospective business relationship/economic relations, misappropriation of trade secrets and unjust enrichment, related to the Company’s acquisition on August 30, 2011 of the assets of the Relief Canyon Mine pursuant to Chapter 11 of the Bankruptcy Code. The Company served and filed its Answer to the Complaint on May 24, 2012, in which it denied the material allegations of the Complaint and asserted a number of affirmative defenses. The Company disputes the allegations in the Complaint and believes the Complaint to be wholly without merit and intends vigorously to defend the claims.

Gold Acquisition Corp., v FirstGold Corp. et al (Case No. 12-05013-GWZ)

On or about February 29, 2012, Gold Acquisition Corp. ("GAC") commenced an adversary proceeding in the United States Bankruptcy Court for the District of Nevada against FirstGold, Terence Lynch and Relief Gold Group, and moved, by order to show cause, for a preliminary injunction and temporary restraining order staying the prosecution of the above-referenced action pending in the Southern District.  The motion for a preliminary injunction was denied on or about March 15, 2012.   Firstgold filed a motion to dismiss the complaint on April 23, 2012. On June 27, 2012, the Court ordered a "stand still" of this litigation, effectively staying any further action, until December 12, 2012.

GAC also filed a Motion for Order to Show Cause in Firstgold’s main bankruptcy action Case No. 10-50215-GWZ requesting that the court require Firstgold to complete documentation for conveyance of property.   That motion was granted on or about February 28, 2012.

ITEM 1A	Risk Factors

Other than as set forth below, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines.

Our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines.  Accordingly, our management may not be fully aware of many of the specific requirements related to working within this industry.  Their decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our management’s lack of experience in the mining industry.

We have relied on a certain stockholder to provide significant investment capital to fund our operations.

We have in the past relied on cash infusions primarily from Frost Gamma Investments Trust (“Frost Gamma”).  During the year ended December 31, 2011, Frost Gamma provided approximately $5,000,000 to us to fund operations in consideration for the issuance of certain of our securities. Curtailment of cash investments by Frost Gamma could detrimentally impact our cash availability and our ability to fund our operations.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

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

On April 18, 2012, the Company sold 85,714 shares of common stock to an accredited investor for an aggregate purchase price of $30,000.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On April 27, 2012, the Company issued 24,000 shares of common stock in consideration for the cancellation of an aggregate of 80,000 warrants to purchase common stock, which were assumed by the Company from Continental in connection with the asset purchase sale.  The shares were issued at a ratio of 300 shares of common stock for every 1,000 warrants to purchase shares of the Company’s common stock held.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On April 27, 2012, the Company issued 50,000 shares of common stock to a consultant in consideration for certain consulting services.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On May 30, 2012, the Company issued 70,950 shares of common stock in consideration for the cancellation of an aggregate of 236,500 warrants to purchase common stock, which were assumed by the Company from Continental in connection with the asset purchase sale.  The shares were issued at a ratio of 300 shares of common stock for every 1,000 warrants to purchase shares of the Company’s common stock held.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On May 30, 2012, the Company issued 1,153,143 upon the conversion of 400,000 shares of Series D Convertible Preferred Stock.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On May 30, 2012, the Company issued 2,967,143 shares of common stock as a result of the cashless exercise of a warrant.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering.  The issuance of the securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On June 14, 2012, the Company issued 58,050 shares of common stock in consideration for the cancellation of an aggregate of 193,500 warrants to purchase common stock, which were assumed by the Company from Continental in connection with the asset purchase sale.  The shares were issued at a ratio of 300 shares of common stock for every 1,000 warrants to purchase shares of the Company’s common stock held.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended , by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On June 18, 2012, the Company issued ten year options to purchase 5,000,000 shares of Common Stock at an exercise price of $0.34 per share to Stephen Alfers, our Chief Executive Officer, which vest in full upon issuance.  Additionally, on June 18, 2012, the Company issued a restricted stock grant of 5,000,000 shares of Common Stock to Mr. Alfers, which vest in three equal annual installments beginning one year from the date of issuance.   The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On June 18, 2012, the Company issued ten year options to purchase 1,000,000 shares of Common Stock at an exercise price of $0.34 per share to Barry Honig, our director, which vest in full upon issuance.  Additionally, on June 18, 2012, the Company issued a restricted stock grant of 3,000,000 shares of Common Stock to Mr. Honig, which vest in three equal annual installments beginning one year from the date of issuance. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On June 18, 2012, the Company issued ten year options to purchase 500,000 shares of Common Stock at an exercise price of $0.34 per share to David Rector, our director, which vest 25% on the date of issuance and 25% on each of December 31, 2012, December 31, 2013 and December 31, 2014.  Additionally, on June 18, 2012, the Company issued a restricted stock grant of 1,000,000 shares of Common Stock to Mr. Rector, which vest in three equal annual installments beginning one year from the date of issuance. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On June 18, 2012, the Company issued ten year options to purchase an aggregate of 2,200,000 shares of common stock at an exercise price of $0.34 per share to certain of our employees and consultants which vest 25% on the date of issuance and 25% on each of December 31, 2012, December 31, 2013 and December 31, 2014.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures. None.
ITEM 5	Other Information

None.

ITEM 6	Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

* Filed herein

** Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pershing Gold Corporation

Date: August 20, 2012	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer (Principal Executive Officer)
Date: August 20, 2012	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Principal Financial and Accounting Officer)