Form 10-Q/A
period 2012-03-31
Pershing Gold Corp.
filed 2012-08-27
CIK 1432196

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  204,220,557 shares of common stock are issued and outstanding as of May 15, 2012.

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly report on Form 10-Q which was originally filed on May 15, 2012 (the “Original Report”). Management of Pershing Gold Corp. (the “Company”, “we”, “us”, or “our”), formerly Sagebrush Gold Ltd., determined that the unaudited consolidated financial statements for the three months ended March 31, 2012 included in the Original Report could no longer be relied upon. We have determined that a restatement of our previously recorded values of our marketable securities – available for sale securities, deferred revenue, and other income  in connection with an option agreement (the “Option Agreement”) was required after a review of the proper accounting treatment. On January 26, 2012, the Company entered into an Option Agreement with American Strategic Minerals Corporation (“Amicor”) whereby Amicor obtained the right to acquire certain uranium exploration rights and properties (the “Uramium Properties”) held by the Company. As consideration for the issuance of the option, the Company received 10 million shares of Amicor’s common stock and $1 million note. We originally recorded the 10 million shares of Amicor’s common stock at $0.50 per share based from the sales price of Amicor’s common stock in its most recent private placement resulting to a value of $5 million and was recorded as marketable securities- available for sale. We originally valued the total consideration received  at $6 million which was equivalent to the $1,000,000 note (of which $930,000 has been collected) and the value of the 10 million shares of Amicor’s common stock at $5 million and were initially recorded as deferred revenue and was amortized under the term of the Option Agreement. As a result, we recognized $4,333,333 of other income during the first quarter of 2012 and deferred revenue of $1,666,667 as of March 31, 2012 pursuant to the terms of the Option Agreement.

However, the Company determined that such transaction should be accounted pursuant to ASC 845-10 “Nonmonetary Transactions” and related subtopics for an exchange of a nonmonetary asset for a noncontrolling ownership interest in a second entity. Since the Company received cash in the exchange of its nonmonetary assets and the cash received was greater than 25% of the fair value of the assets exchanged, the transaction was considered a monetary exchange and full or partial gain recognition is required.  The fair value of the Uranium Properties exchanged or sold approximates the Company’s carrying value which amounted to $0. In accordance with ASC 845-10, the Company recognized a gain from the sale of uranium assets of $930,000 which represents the cash collected from the note as of March 31, 2012.  The Company has no actual or implied commitment, financial or otherwise, to support the operations of the new entity in any manner and the Company plans to liquidate its investment in Amicor. Consequently, the Company treated its investment in Amicor as a marketable securities- available for sale with an initial basis of zero.

Additionally, between February 2012 and March 2012, we sold 700,000 shares of Amicor’s common stock in private transactions at $0.50 per share and generated net proceeds of $323,000. We previously recognized a realized loss – available for sale securities of $27,000 in connection with this transaction. As a result of the restatement of the value of the marketable securities- available for sale securities discussed above, we have determined that a realized gain – available for sale securities of $323,000 shall be recognized which represents the net proceeds received from the sale of the 700,000 shares of Amicor’s common stock during the first quarter of 2012.

Accordingly, we restated our unaudited interim consolidated balance sheet, statement of operations, and statement of cashflows as of  and for the period ended March 31, 2012 herein. The restatement adjustment is non-cash in nature.The adjustment resulted in a decrease in our total assets of $4,650,000, decrease in deferred revenue of $1,596,667 as of March 31, 2012, and an increase in net loss of $3,053,333 for the three months ended March 31, 2012. We believe that the recording of the Option Agreement transaction and all related matters are now correctly recorded and presented on our consolidated balance sheet, statement of operations, and statement of cashflows.

Please see Note 16 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-Q/A which further describes the effect of these restatements.

No other changes have been made to the Original Report. This Amendment speaks as of the original date of the Original Report, does not reflect events that may have occurred subsequent to the filing of the Original Report and does not modify or update in any way disclosures made in the Original Report other than as described above.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2012

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
	(Restated - See Note 16)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,592,035	$3,670,567
Marketable securities - trading securities	119,702	100,000
Notes receivable, net	70,000	-
Other receivables	-	113,241
Prepaid expenses - current portion	392,892	463,737
Deferred financing cost	-	50,919
Due from equity method investor (former Parent Company)	517,949	347,335
Assets of discontinued operations - current portion	-	61,050

Total Current Assets	3,692,578	4,806,849

OTHER ASSETS:
Prepaid expenses - long-term portion	35,267	37,759
Property and equipment, net	7,887,493	8,031,103
Mineral rights	9,051,071	8,501,071
Reclamation bond deposit	4,557,629	4,557,629
Deposits	59,884	51,000

Total Other Assets - Net	21,591,344	21,178,562

Total Assets	$25,283,922	$25,985,411

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$869,598	$821,111
Senior convertible promissory notes, net of debt discount	-	1,066,445
Convertible promissory note, net of debt discount	-	118,487
Note payable	500,000	-
Note payable - related party, net of debt discount	561,750	510,832
Deferred revenue	70,000	-
Derivative liability	-	6,295,400
Liabilities of discontinued operation	-	21,622

Total Liabilities	2,001,348	8,833,897

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($.0001 Par Value; 2,250,000 Shares Authorized;
none issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)	-	-
Convertible Series B Preferred stock ($.0001 Par Value; 8,000,000 Shares Authorized;
none issued and outstanding and 500,000 as of March 31, 2012 and December 31, 2011, respectively)	-	50
Convertible Series C Preferred stock ($.0001 Par Value; 3,284,396 Shares Authorized;
3,284,396 outstanding as of March 31, 2012 and December 31, 2011)	328	328
Convertible Series D Preferred stock ($.0001 Par Value; 7,500,000 Shares Authorized;
6,086,968 and none issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)	609	-
Common stock ($.0001 Par Value; 500,000,000 Shares Authorized;
180,184,556 and 142,773,113 shares issued and outstanding as of
March 31, 2012 and December 31, 2011, respectively)	18,019	14,277
Additional paid-in capital	80,849,995	47,114,351
Accumulated deficit	(14,901,794)	(14,901,794)
Accumulated deficit since inception of exploration stage (September 1, 2011)	(42,682,813)	(15,074,534)

Total Pershing Gold Corporation Equity	23,284,344	17,152,678

Non-Controlling Interest in Subsidiary	(1,770)	(1,164)

Total Stockholders' Equity	23,282,574	17,151,514

Total Liabilities and Stockholders' Equity	$25,283,922	$25,985,411

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
			Inception of
			Exploration stage
	For the Three Months Ended	For the Three Months Ended	(September 1, 2011) through
	March 31, 2012	March 31, 2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated - See Note 16)		(Restated - See Note 16)
Net revenues	$-	$-	$-

Operating expenses:
Compensation and related taxes	6,490,733	105,000	7,572,812
Exploration cost	1,289,899	-	3,089,921
Consulting fees	918,624	187,860	6,489,803
General and administrative expenses	1,021,863	171,804	2,454,333

Total operating expenses	9,721,119	464,664	19,606,869

Operating loss from continuing operations	(9,721,119)	(464,664)	(19,606,869)

OTHER INCOME (EXPENSES):
Loss from entinguishment of debts	(4,769,776)	-	(4,769,776)
Change in fair value of derivative liability	(1,454,889)	-	5,447,917
Loss from disposal of assets	(9,434)	-	(183,464)
Other income	80,000	-	80,000
Settlement expense	-	-	(4,799,000)
Realized gain - available for sale securities	323,000	-	323,000
Unrealized gain - trading securities	19,702	-	19,702
Other income pursuant to an option agreement	930,000	-	930,000
Interest expense, net of interest income	(11,330,418)	-	(15,845,894)

Total other expenses - net	(16,211,815)	-	(18,797,515)

Loss from continuing operations before provision for income taxes	(25,932,934)	(464,664)	(38,404,384)

Provision for income taxes	-	-	-

Loss from continuing operations	(25,932,934)	(464,664)	(38,404,384)

Discontinued operations:
(Loss) gain from discontinued operations, net of tax	(50,174)	(823,698)	802,491

Net loss	(25,983,108)	(1,288,362)	(37,601,893)

Less: Net loss (income) attributable to non-controlling interest	606	-	(170,747)

Net loss attributable to Pershing Gold Corporation	(25,982,502)	(1,288,362)	(37,772,640)

Preferred deemed dividend	(1,616,777)	-	(1,616,777)

Preferred stock dividends	(9,000)	-	(3,293,396)

Net loss available to common stockholders	$(27,608,279)	$(1,288,362)	$(42,682,813)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.17)	$(0.02)	$(0.28)
(Loss) income from discontinued operations	0.00	$(0.04)	$0.01

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	152,753,739	22,718,027	139,030,857

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
			Inception of
			Exploration stage
	For the Three Months Ended	For the Three Months Ended	(September 1, 2011) through
	March 31, 2012	March 31, 2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated - See Note 16)		(Restated - See Note 16)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Pershing Gold Corporation	$(25,982,502)	$(1,288,362)	(37,772,640)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	241,794	1,960	567,722
Bad debts	13,333	-	513,333
Bad debts in connection with discontinued operations	61,050	60,794	98,800
Amortization of promotional advances	-	8,643	-
Amortization of debt discounts and deferred financing cost	8,100,450	385,479	12,049,972
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	-	46,666	116,669
Loss from extinguishment of debts	4,769,776	-	4,769,776
Change in fair value of derivative liability	1,454,889	-	(5,447,917)
Interest expense in connection with the note modification	3,022,186	-	3,022,186
Interest expense in connection with the conversion of notes payable	-	-	230,192
Gain from disposal of discontinued operations	-	-	(1,134,448)
Loss from disposal of assets	9,434	-	183,464
Non-controlling interest	(606)	-	170,141
Realized gain - available for sale securities	(323,000)	-	(323,000)
Unrealized gain - trading securities	(19,702)	-	(19,702)
Common stock issued for services	239,028	-	1,076,528
Common stock issued in connection with an employment agreement	694,167	-	694,167
Common stock issued and included in settlement expense	-	-	4,761,500
Stock-based compensation	5,436,870	176,250	7,921,337
Other income pursuant to an option agreement	(930,000)	-	(930,000)

Changes in operating assets and liabilities:
Restricted cash - current portion	-	(3,135,568)	1,320,817
Note receivable	-	-	-
Other receivables	99,908	-	86,575
Prepaid expenses - current portion and other current assets	70,845	(7,924)	1,940,167
Assets of discontinued operations - current portion	-	325,357	141,378
Prepaid expenses - long-term portion	2,492	-	6,645
Restricted cash - long-term portion	-	-	500,000
Deposits	(8,884)	-	(8,884)
Assets of discontinued operations - long term portion	-	30,000	40,556
Accounts payable and accrued expenses	88,451	-	451,834
Liabilities of discontinued operation	(21,622)	55,264	28,730

NET CASH USED IN OPERATING ACTIVITIES	(2,981,643)	(3,341,441)	(4,944,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on note and loan receivable	-	(2,177,628)	-
Acquisition of mining rights	(550,000)	-	(550,000)
Payment received on note receivable	930,000	25,000	930,000
Increase in reclamation bond deposits	-	-	(1,715,629)
Net proceeds received from the sale of marketable securities	323,000	-	323,000
Proceeds from disposal of assets	70,875	-	204,306
Purchase of property and equipment	(178,493)	(3,972)	(244,741)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	595,382	(2,156,600)	(1,053,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance cost	847,500	-	4,024,916
Proceeds from sale of preferred stock	1,000,000	-	4,284,396
Proceeds from note payable - related party	-	2,250,000	-
Proceeds from note payable	500,000	2,250,000	500,000
Proceeds from convertible promissory note - related party	-	100,000	-
Proceeds from convertible promissory notes	-	650,000	1,715,604
Payments on notes payable	(1,039,771)	-	(2,906,493)
Advances to parent company	-	-	48,745

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,307,729	5,250,000	7,667,168

EFFECT OF EXCHANGE RATE ON CASH	-	-	1,649

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,078,532)	(248,041)	1,671,651

CASH AND CASH EQUIVALENTS- beginning of period	3,670,567	509,550	920,384

CASH AND CASH EQUIVALENTS- end of period	$2,592,035	$261,509	$2,592,035

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$71,817	$4,771	$404,308
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of loans payable	$-	$360,000	$-
Issuance of common stock for payment of notes payable and accrued interest	$8,315,258	$-	$9,323,005
Issuance of common stock in connection with the conversion of a promissory note into a current private placement	$-	$-	$611,750
Carrying value of assumed assets, liabilities and certain promotion rights agreement contributed from Golden Empire, LLC	$-	$(30,551)	$-
Common stock issued for prepaid services	$-	$280,000	$-
Issuance of additional notes payable upon assignment of debt	$294,285	$-	$294,285
Beneficial conversion feature and debt discount in connection with the issuance of convertible promissory notes	$168,163	$750,000	$1,883,767
Debt discount in connection with the issuance of the credit facility agreement and notes payable	$-	$1,800,000	$-
Deferred financing cost in connection with the issuance of the credit facility agreement and notes payable	$-	$900,000	$-
Preferred stock deemed dividend	$1,616,777	$-	$4,901,173
Issuance of common stock for payment of Continental's accrued legal fees	$170,614	$-	$170,614
Issuance of common stock for payment of accrued dividend	$3,601	$-	$3,601
Reclassification of derivative liability to equity	$7,750,289	$-	$7,750,289
Issuance of a note receivable pursuant to an option agreement	$1,000,000	$-	$1,000,000

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

As reflected in the accompanying consolidated financial statements for the three months ended March 31, 2012, the Company had a net loss attributable to Pershing Gold Corporation of $25,982,502 and $2,981,643 of net cash used in operations. At March 31, 2012, the Company had a working capital of $1,691,230. Additionally, at March 31, 2011, the Company had an accumulated deficit of approximately $57.6 million. However, of the $25,982,502 net loss for the three months ended March 31, 2012, $22,769,669 consisted of non cash expenses such as stock based compensation to certain employees and consultants, change in fair value of derivative liability, amortization of debt discount, non- cash interest expense and loss from extinguishment of debts. As of March 31, 2012, the Company has cash and cash equivalents for a total of approximately $2.6 million. In April 2012, the Company sold 4,385,716 shares of common stock to certain investors for an aggregate purchase price of $1,535,000. The Company anticipates selling the remaining shares (option consideration) received in January 2012 pursuant to an Option Agreement for the remainder of 2012 to increase the Company’s working capital (see Note 5). Based on the Company’s historical use of cash and other mitigating factors, management believes that the Company has met its expected needs required to support its operations for the next 12 months.

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

	For the Three Months ended March 31, 2012	For the Three Months ended March 31, 2011
Numerator:
Loss from continuing operations	$(25,932,934)		$(464,664)
Loss from discontinued operations	$(50,174)		$(823,698)

Denominator:
Denominator for basic and diluted loss per share
(weighted-average shares)	152,753,739		22,718,027

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.17)	$	(0.02)
Loss from discontinued operations	$(0.00)	$	(0.04)

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

Unaudited pro forma results of operations data as if the Company and the subsidiaries of Continental had occurred are as follows:

	For the Three Months ended March 31, 2012	For the Three Months ended March 31, 2011
Pro forma revenues	$-	$-
Pro forma loss from operations	(9,721,119)	(2,785,605)
Pro forma net loss	(25,932,934)	(3,619,837)
Pro forma loss per share – basic and diluted	$(0.17)	$(0.16)

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 5 – MARKETABLE SECURITIES

Marketable securities at March 31, 2012 consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Realized Gain from Sale of Securities	Fair Value

Publicly traded equity securities - trading	$100,000	$19,702	$—	$—	$119,702
Publicly traded equity securities – available for sale	—	—	—	323,000	—

Total	$100,000	$19,702	$—	$323,000	$119,702

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

In January 2012, the Company received 10 million restricted shares pursuant to an option agreement (see Note 13). At the time of issuance, the Company recorded the cost of investment in accordance with ASC 845-10 “Nonmonetary Transactions”  and was valued at zero. Between February 2012 and March 2012, the Company sold 700,000 shares of the Investee’s common stock in private transactions and generated net proceeds of $323,000 and has recorded a realized gain – available for sale securities of $323,000 during the three months ended March 31, 2012.

The issuance of 10 million shares of Amicor’s common stock to the Company accounted for approximately 26.6% of the total issued and outstanding stocks of Amicor as of January 26, 2012. As of March 31, 2012 the Company holds 21.5% of interest in Amicor. Although the Company holds more than 20% ownership interest in Amicor, the Company believes that such investment is temporary as the Company’s primary intent is to sell the shares of investee as evidence by the Company’s sale of the investee’s shares between February 2012 to March 2012. The Company accounted for such investment in Amicor as marketable securities available for sale.

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

Option Agreement

On January 26, 2012, the Company entered into an Option Agreement (the “Option Agreement”) with American Strategic Minerals Corporation, a Colorado corporation (“Amicor”), pursuant to which Amicor obtained the right to acquire certain uranium exploration rights and properties held by the Company (the “Uranium Properties”), as further described herein.  In consideration for issuance of the option, Amicor issued to the Company (i) a $1,000,000 promissory note payable in installments upon satisfaction of certain conditions (the “Note”), expiring six months following issuance and (ii) 10,000,000 shares of Amicor’s common stock (collectively, the “Option Consideration”).  Pursuant to the terms of the Note, upon the closing of a private placement in which Amicor receives gross proceeds of at least $5,000,000 (within six months of the closing of the Option Agreement), then Amicor shall repay $500,000 under the Note.  Additionally, upon the closing of a private placement in which Amicor receives gross proceeds of at least an additional $1,000,000 (within six months of the closing of the Option Agreement), Amicor shall pay the outstanding balance under the Note.  The Note does not bear interest.  The option was exercisable for a period of 90 days following the closing of the Option Agreement, in whole or in part, at an exercise price of Ten Dollars ($10.00) for any or all of the Uranium Properties.  In the event Amicor does not exercise the option, the Company will retain all of the Option Consideration. Between January 2012 and February 2012, the Company collected $930,000 of the Note. The Company accounted for such transaction pursuant to ASC 845-10 “Nonmonetary Transactions” and related subtopics for  an exchange of a nonmonetary asset for a noncontrolling ownership interest in a second entity. Since the Company received cash in the exchange of its

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

nonmonetary assets and the cash received was greater than 25% of the fair value of the assets exchanged, the transaction was considered a monetary exchange and  full or partial gain recognition is required.  The fair value of the uranium assets exchanged approximates the Company’s carrying value which amounted to $0. In accordance with ASC 845-10, the Company recognized a gain from the sale of uranium assets of $930,000  which represents the cash collected from the note as of March 31, 2012.  The Company has no actual or implied commitment, financial or otherwise, to support the operations of the new entity in any manner and the Company plans to liquidate its investment in Amicor. Consequently, the Company  treated its investment in Amicor  as a  marketable securities- available for sale  with an initial  basis of zero. The Company has recognized a deferred revenue of $70,000 which represents the unpaid portion of the note. Note receivable from Amicor at March 31, 2012 amounted to $70,000.  David Rector, a member of the Company's Board of Directors, is a director of Amicor. Joshua Bleak, Continental's chief executive officer, is a director of Amicor.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 16 – RESTATEMENTS

The Company’s consolidated financial statements have been restated for the three months ended March 31,2012 and for the period from inception of exploration stage (September 1, 2011) through March 31, 2012:

a)
To change the attributed value of the 10 million shares of Amicor’s common stock as consideration to the Company in connection with an Option Agreement. The Company originally recorded the10 million shares of Amicor’s common stock at $0.50 per share based from the recent selling price of the Amicor’s common stock at a private placement resulting to a value of $5 million. As a result, the Company recognized marketable securities – available for sale of $5 million, $3,403,333 of other income and $1,596,667 of deferred revenue as of March 31, 2012. However, the Company determined that such transaction should be accounted pursuant to ASC 845-10 “Nonmonetary Transactions” and related subtopics for  an exchange of a nonmonetary asset for a noncontrolling ownership interest in a second entity. Since the Company received cash in the exchange of its nonmonetary assets and the cash received was greater than 25% of the fair value of the assets exchanged, the transaction was considered a monetary exchange and  full or partial gain recognition is required.  The fair value of the uranium assets exchanged approximates the Company’s carrying value which amounted to $0. In accordance with ASC 845-10, the Company determined that a gain from sale of uranium assets of $930,000 (represents the cash collected from the note) and deferred revenue of $70,000 (represents the unpaid portion of the note) should have been recorded during the first quarter of 2012.  The Company has no actual or implied commitment, financial or otherwise, to support the operations of the new entity in any manner and the Company plans to liquidate its investment in Amicor. Consequently, the Company treated its investment in Amicor as a marketable securities- available for sale securities with an initial basis of zero. The effect was the reduction of marketable securities – available for sale of $5,000,000, a reduction of $3,403,333 of other income pursuant to an option agreement and a reduction of deferred revenue of $1,596,667.

b)
Additionally, between February 2012 and March 2012, the Company sold 700,000 shares of Amicor’s common stock in private transactions at $0.50 per share and generated net proceeds of $323,000. The Company previously recognized a realized loss – available for sale securities of $27,000 in connection with this transaction. As a result of the restatement of the value of the marketable securities- available for sale securities discussed above, the Company has determined that a realized gain – available for sale securities of $323,000 shall be recognized which represents the net proceeds received from the sale of the 700,000 shares of Amicor’s common stock during the first quarter of 2012. The effect was an increase in realized gain - available for sale securities of $323,000 and a reduction of $27,000 of realized loss – available for sale securities.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

	March 31, 2012	Adjustments		March 31, 2012
	As Previously Reported	To Restate		As Restated

Consolidated Balance Sheet:

Marketable securities - available for sale securities	$4,650,000	$(4,650,000)	(a) (b)	$-
Total current assets	8,342,578	(4,650,000)	(a) (b)	3,692,578
Total assets	29,933,922	(4,650,000)	(a) (b)	25,283,922

Deferred revenue	1,666,667	(1,596,667)	(a)	70,000
Total liabilities	3,598,015	(1,596,667)	(a)	2,001,348

Accumulated deficit	(14,901,794)	-		(14,901,794)
Accumulated deficit since inception of
exploration stage (September 1, 2011)	(39,629,480)	(3,053,333)	(a) (b)	(42,682,813)
Total Pershing Gold Corporation Equity	26,337,677	(3,053,333)	(a) (b)	23,284,344
Total Stockholders' Equity	26,335,907	(3,053,333)	(a) (b)	23,282,574

For the Three Months Ended March 31, 2012
Consolidated Statement of Operations:

Other income pursuant to an option agreement	$4,333,333	$(3,403,333)	(a)	$930,000
Realized gain (loss) - available for sale securities	(27,000)	350,000	(b)	323,000
Total other expenses - net	(13,158,482)	(3,053,333)	(a) (b)	(16,211,815)
Net loss	(22,929,775)	(3,053,333)	(a) (b)	(25,983,108)
Net loss attributtable
to Pershing Gold Corporation	(22,929,169)	(3,053,333)	(a) (b)	(25,982,502)
Net loss available to common stockholders	(24,554,946)	(3,053,333)	(a) (b)	(27,608,279)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.15)			$(0.17)
Loss from discontinued operations	$-			$-

For the Three Months Ended March 31, 2012
Consolidated Statement of Cash Flows

Cash flows from operating activities:
Net loss attributable to Pershing Gold Corporation	$(22,929,169)	$(3,053,333)	(a) (b)	$(25,982,502)
Realized gain (loss) - available for sale securities	27,000	(350,000)	(b)	(323,000)
Other income pursuant to an option agreement	(4,333,333)	3,403,333	(a)	(930,000)
Net cash used in operating activities	(2,981,643)	-		(2,981,643)

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

	March 31, 2012	Adjustments		March 31, 2012
	As Previously Reported	To Restate		As Restated

For the Period from Inception of Exploration
Stage (September 1, 2011) through March 31, 2012
Consolidated Statement of Operations:

Other income pursuant to an option agreement	$4,333,333	$(3,403,333)	(a)	$930,000
Realized gain (loss) - available for sale securities	(27,000)	350,000	(b)	323,000
Total other expenses -net	(15,744,182)	(3,053,333)	(a) (b)	(18,797,515)

Net loss	(34,548,560)	(3,053,333)	(a) (b)	(37,601,893)
Net loss attributtable to Pershing Gold Corporation	(34,719,307)	(3,053,333)	(a) (b)	(37,772,640)
Net loss available to stockholders	(39,629,480)	(3,053,333)	(a) (b)	(42,682,813)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.25)			$(0.28)
Income (loss) from discontinued operations	$0.01			$0.01

Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net loss attributtable to Pershing Gold Corporation	$(22,929,169)	$(3,053,333)	(a) (b)	$(25,982,502)
Other income pursuant to an option agreement	(4,333,333)	3,403,333	(a)	(930,000)
Realized loss - available for sale securities	27,000	(350,000)	(b)	(323,000)
Net cash used in operating activities	(4,944,102)	-		(4,944,102)

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

Other Income (Expenses)

Total other expense was approximately $16.2 million and $0 for the three months ended March 31, 2012 and 2011, respectively. The increase is primarily attributable to $11.3 million in interest expense primarily attributable to the amortization of debt discounts and deferred financing cost on the notes of approximately $8.0 million of convertible notes converted on March 30, 2012 and interest expense in connection with the issuance of common stock and warrants pursuant to a note modification agreement; $1.5 million increase in fair value of derivative liability on the $8 million senior convertible notes; and $4.8 million due to the conversion of the $8.0 million senior convertible notes to our common stock and Series D Cumulative Convertible Preferred Stock; offset in part by $0.9 million income resulting from the consideration paid by Amicor in its option to acquire our uranium exploration properties and $0.3 million from realized gain – available for sale securities in connection with the sale of the Amicor shares.

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

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $25.9 million for the three months ended March 31, 2012 as compared to a net loss of $1.3 million for the three months ended March 31, 2011.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

10.1	Form of Note Purchase Agreement*
10.2	Form of Note*
10.3	Form of Security Agreement*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

* Incorporated by reference to our Quarterly Report filed with the SEC on May 15, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pershing Gold Corporation

Date: August 27, 2012	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer (Principal Executive Officer)

Date: August 27, 2012	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Principal Financial and Accounting Officer)