Form 10-Q
period 2012-09-30
Pershing Gold Corp.
filed 2012-11-14
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-54710

Pershing Gold Corporation

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0657736 (I.R.S. Employer Identification No.)

1658 Cole Boulevard Building 6, Suite 210 Lakewood CO (Address of principal executive offices)	80401 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2012, there were 256,619,449 shares of common stock, par value $0.0001, issued and outstanding.

PERSHING GOLD CORPORATION

ITEM 1 Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,458,522	$3,670,567
Marketable securities - trading securities	—	100,000
Notes receivable, net - (see Note 3)	500,000	—
Other receivables	8,835	113,241
Prepaid expenses - current portion	292,540	463,737
Deferred financing cost	—	50,919
Due from equity method investor (former Parent Company)	—	347,335
Assets of discontinued operations - current portion	—	61,050

Total Current Assets	2,259,897	4,806,849

NON - CURRENT ASSETS:
Prepaid expenses - long-term portion	—	37,759
Property and equipment, net - (see Note 6)	7,586,555	8,031,103
Mineral rights - (see Note 5)	16,786,912	8,501,071
Reclamation bond deposit - (see Note 5)	4,645,533	4,557,629
Deposits	3,884	51,000

Total Non - Current Assets	29,022,884	21,178,562

Total Assets	$31,282,781	$25,985,411

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,116,214	$821,111
Senior convertible promissory notes, net of debt discount - (see Note 7)	—	1,066,445
Convertible promissory note, net of debt discount - (see Note 8)	—	118,487
Note payable - current portion (see Note 9)	23,036	—
Note payable - related party, net of debt discount - (see Note 9)	519,750	510,832
Derivative liability - (see Note 10)	—	6,295,400
Liabilities of discontinued operation	—	21,622

Total Current Liabilities	1,659,000	8,833,897

LONG-TERM LIABILITIES:
Note payable - long term portion (see Note 9)	67,189	—

Total Liabilities	1,726,189	8,833,897

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized - (see Note 12)
Convertible Series A Preferred stock ($.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of September 30, 2012 and December 31, 2011, respectively)	—	—
Convertible Series B Preferred stock ($.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding and 500,000 as of September 30, 2012 and December 31, 2011, respectively)	—	50
Convertible Series C Preferred stock ($.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding and 3,284,396 as of September 30, 2012 and December 31, 2011, respectively)	—	328
Convertible Series D Preferred stock ($.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of September 30, 2012 and December 31, 2011)	—	—
Common stock ($.0001 Par Value; 500,000,000 Shares Authorized; 256,619,449 and 142,773,113 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively) - (see Note 12)	25,662	14,277
Additional paid-in capital	107,825,305	47,114,351
Accumulated deficit	(14,901,794)	(14,901,794)
Accumulated deficit since inception of exploration stage (September 1, 2011)	(63,392,581)	(15,074,534)

Total Pershing Gold Corporation Equity	29,556,592	17,152,678

Non-Controlling Interest in Subsidiary	—	(1,164)

Total Stockholders' Equity	29,556,592	17,151,514

Total Liabilities and Stockholders' Equity	$31,282,781	$25,985,411

See accompanying notes to unaudited condensed consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					For the Period from
					Inception of
					Exploration stage
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		(September 1, 2011) through
	2012	2011	2012	2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$—	$—	$—	$—	$—

Operating expenses:
Compensation and related taxes	2,433,209	464,307	17,244,155	761,208	18,326,234
Exploration cost	1,782,820	889,351	4,842,781	925,623	6,642,803
Consulting fees	416,956	2,889,958	2,021,529	3,298,693	7,592,708
General and administrative expenses	800,361	391,757	3,107,036	892,865	4,539,506

Total operating expenses	5,433,346	4,635,373	27,215,501	5,878,389	37,101,251

Operating loss from continuing operations	(5,433,346)	(4,635,373)	(27,215,501)	(5,878,389)	(37,101,251)

OTHER INCOME (EXPENSES):
Derivative expense	—	(5,198,206)	—	(5,198,206)	—
Other income	—	—	80,000	—	80,000
Gain from sale of uranium assets pursuant to an option agreement - (see Note 3)	—	—	930,000	—	930,000
Gain from sale of subsidiary - (see Note 3)	—	—	2,500,000	—	2,500,000
Loss from entinguishment of debts - (see Note 7 and 8)	—	—	(4,769,776)	—	(4,769,776)
Change in fair value of derivative liability - (see Note 10)	—	1,687,605	(1,454,889)	1,687,605	5,447,917
Loss from disposal of assets	3,199	—	(18,729)	—	(192,759)
Settlement expense - (see Note 12)	—	(4,761,500)	(4,883,196)	(4,761,500)	(9,682,196)
Realized gain - trading securities	—	—	19,702	—	19,702
Realized gain - available for sale securities - (see Note 4)	415,000	—	755,600	—	755,600
Share of loss of equity method investee - (see Note 3)	—	—	(83,333)	—	(83,333)
Interest expense and other finance costs, net of interest income	(63,762)	(1,667,256)	(11,402,536)	(3,109,774)	(15,918,012)

Total other income (expenses) - net	354,437	(9,939,357)	(18,327,157)	(11,381,875)	(20,912,857)

Loss from continuing operations before provision for income taxes	(5,078,909)	(14,574,730)	(45,542,658)	(17,260,264)	(58,014,108)

Provision for income taxes	—	—	—	—	—

Loss from continuing operations	(5,078,909)	(14,574,730)	(45,542,658)	(17,260,264)	(58,014,108)

Discontinued operations:
(Loss) gain from discontinued operations, net of tax	—	(1,874,969)	(50,298)	(2,995,376)	802,367

Net loss	(5,078,909)	(16,449,699)	(45,592,956)	(20,255,640)	(57,211,741)

Less: Net loss (income) attributable to non-controlling interest	—	(199,346)	(1,164)	1,422	(172,517)

Net loss attributable to Pershing Gold Corporation	(5,078,909)	(16,649,045)	(45,594,120)	(20,254,218)	(57,384,258)

Preferred deemed dividend	—	(3,284,396)	(2,702,777)	(3,284,396)	(5,987,173)

Preferred stock dividends	—	—	(21,150)	—	(21,150)

Net loss available to common stockholders	$(5,078,909)	$(19,933,441)	$(48,318,047)	$(23,538,614)	$(63,392,581)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.02)	$(0.13)	$(0.22)	$(0.35)	$(0.32)
Loss from discontinued operations	(0.00)	(0.02)	(0.00)	(0.06)	0.00
	$(0.02)	$(0.15)	$(0.22)	$(0.41)	$(0.32)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	256,619,449	113,594,049	206,120,460	49,198,517	182,407,492

See accompanying notes to unaudited condensed consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended	For the Period from Inception of Exploration stage (September 1, 2011) through
	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Pershing Gold Corporation	$(45,594,120)	$(20,254,218)	(57,384,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	756,482	93,103	1,082,410
Bad debts	13,333	—	513,333
Bad debts in connection with discontinued operations	61,050	—	98,800
Amortization of debt discounts and deferred financing cost	8,100,450	2,830,420	12,049,972
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	—	280,000	116,669
Loss from extinguishment of debts	4,769,776	—	4,769,776
Derivative expense	—	5,198,206	—
Change in fair value of derivative liability	1,454,889	(1,687,605)	(5,447,917)
Interest expense in connection with the note modification	3,022,186	—	3,022,186
Interest expense in connection with the conversion of notes payable	—	—	230,192
Interest expense in connections with the cancellation of debt and assignment of shares agreement	61,500	—	61,500
Gain from disposal of discontinued operations	—	(1,054,546)	(1,134,448)
Loss from disposal of assets	18,729	—	192,759
Non-controlling interest	1,164	(1,376)	171,911
Realized gain - available for sale securities	(755,600)	—	(755,600)
Realized gain - trading securities	(19,702)	—	(19,702)
Gain from sale of subsidiary	(500,000)	—	(500,000)
Share of loss of equity method investee	83,333	—	83,333
Common stock issued for services	813,861	—	1,651,361
Common stock issued in connection with an employment agreement	2,776,667	—	2,776,667
Common stock issued and included in settlement expense	4,883,196	4,761,500	9,644,696
Stock-based compensation	13,125,755	1,461,276	15,610,222
Gain from sale of uranium assets pursuant to an option agreement	(930,000)	—	(930,000)

Changes in operating assets and liabilities:
Restricted cash - current portion	—	(3,562,701)	1,320,817
Other receivables	99,908	(29,258)	86,575
Prepaid expenses - current portion and other current assets	90,871	802,523	1,960,193
Assets of discontinued operations - current portion	—	226,307	141,378
Prepaid expenses - long-term portion	37,759	1,662	41,912
Restricted cash - long-term portion	—	500,000	500,000
Deferred financing cost	—	(25,000)	—
Deposits	(95,788)	(1,000)	(95,788)
Assets of discontinued operations - long term portion	—	85,300	40,556
Accounts payable and accrued expenses	353,581	270,308	716,964
Liabilities of discontinued operation	(21,622)	1,185,093	28,730

NET CASH USED IN OPERATING ACTIVITIES	(7,392,342)	(8,920,006)	(9,354,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities available for sale	—	(100,000)	—
Acquisition of mining rights	(2,576,400)	—	(2,576,400)
Payment received on note receivable	930,000	—	930,000
Increase in reclamation bond deposits	—	(1,715,629)	(1,715,629)
Cash used in acquisition of Gold Acquisition	—	(12,000,000)	—
Cash acquired from acquisition of business	—	2,000,100	—
Cash acquired in connection with the asset purchase agreement entered into with former parent company	—	11,164,514	—
Net proceeds received from the sale of marketable securities	875,302	—	875,302
Proceeds from disposal of assets	74,074	—	207,505
Purchase of property and equipment	(300,098)	(10,148)	(366,346)

NET CASH USED IN INVESTING ACTIVITIES	(997,122)	(661,163)	(2,645,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance cost	6,307,500	1,924,000	9,484,916
Proceeds from sale of preferred stock	1,000,000	3,284,396	4,284,396
Proceeds from note payable - related party	—	2,250,000	—
Proceeds from note payable	500,000	2,250,000	500,000
Advances received from former parent company in connection with the asset purchase agreement	—	2,000,000	—
Proceeds from convertible promissory note - related party	—	100,000	—
Proceeds from convertible promissory notes	—	2,365,604	1,715,604
Collection on subscription receivable	—	30	—
Payments on notes payable	(1,541,691)	(3,326,500)	(3,408,413)
Advances to former parent company	—	(331,335)	48,745
Distribution to former parent company	(88,390)	—	(88,390)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,177,419	10,516,195	12,536,858

EFFECT OF EXCHANGE RATE ON CASH	—	(978)	1,649

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,212,045)	934,048	538,138

CASH AND CASH EQUIVALENTS- beginning of period	3,670,567	509,550	920,384

CASH AND CASH EQUIVALENTS- end of period	$1,458,522	$1,443,598	$1,458,522

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$196,408	$4,771	$528,899
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of notes payable and accrued interest	$8,315,258	$—	$9,323,005
Issuance of common stock in connection with the conversion of a promissory note into a current private placement	$—	$—	$611,750
Issuance of a note payable in connection with the acquisition of business	$—	$8,000,000	$—
Common stock issued for prepaid services	$—	$280,000	$—
Issuance of additional notes payable upon assignment of debt	$294,285	$—	$294,285
Beneficial conversion feature and debt discount in connection with the issuance of convertible promissory notes	$168,163	$2,465,604	$1,883,767
Debt discount in connection with the issuance of the credit facility agreement and notes payable	$—	$1,800,000	$—
Deferred financing cost in connection with the issuance of the credit facility agreement and notes payable	$—	$900,000	$—
Preferred stock deemed dividend	$1,616,777	$3,284,396	$4,901,173
Assumption of liabilities of Arttor Gold upon acquisition	$—	$21,750	$—
Purchase of other receivable of Arttor Gold upon acquisition	$—	$30	$—
Purchase of reclamation bond deposit of Gold Acquisition upon acquisition	$—	$2,842,000	$—
Purchase of property and equipment of Gold Acquisition upon acquisition	$—	$9,508,003	$—
Purchase of mineral rights of Gold Acquisition upon acquisition	$—	$2,000	$—
Value of Goodwill upon acquisition of Gold Acquisition	$—	$8,499,071	$—
Common stock, warrants and options issued in connection with the asset purchase agreement entered into with former parent company	$—	$14,857,675	$—
Purchase of prepaid expenses and deposits of former parent company	$—	$1,946,909	$—
Purchase of note receivable of former parent company in connection with the asset purchase agreement	$—	$2,000,000	$—
Purchase of property and equipment of former parent company	$—	$39,912	$—
Assumption of liabilities of former parent company	$—	$293,659	$—
Issuance of common stock for payment of Continental's accrued legal fees	$170,614	$—	$170,614
Issuance of common stock for payment of accrued dividend	$3,601	$—	$3,601
Reclassification of derivative liability to equity	$7,750,289	$—	$7,750,289
Issuance of a note receivable upon sale of subsidiary	$500,000	$—	$500,000
Issuance of a note receivable in connection with sale of uranuim assets pursuant to an option agreement	$930,000	$—	$930,000
Common stock and warrants issued for acquisition of mining rights	$5,709,441	$—	$5,709,441
Distribution to former parent company	$606,339	$—	$606,339
Cancellation of debt in connection with the assignment of shares	$42,000	$—	$42,000
Issuance of a note payable for purchase of mining equipment	$92,145	$—	$92,145

See accompanying notes to unaudited condensed consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

A wholly-owned subsidiary, EXCX Funding Corp., a Nevada corporation was formed in January 2011.

On September 1, 2011, the Company exited the sports and entertainment business and disposed of its Empire subsidiary pursuant to a Stock Purchase Agreement by and between the Company, Empire and Concert International Inc. (“CII”) (see Note 14). Pursuant to the stock purchase agreement, the Company agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown Inc.(“Capital Hoedown”), for $500,000 which was payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to the Company which bears interest at 8% per annum (see Note 14). As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered subsidiaries of the Company.

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

A wholly-owned subsidiary, Noble Effort Gold, LLC, a Nevada limited liability company (“Noble Effort”), was formed in June 2011. A wholly-owned subsidiary, Continental Resources Acquisition Sub, Inc., a Florida corporation, was formed in July 2011. A wholly-owned subsidiary, Gold Acquisition Corp., a Nevada corporation, was formed in August 2011.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

On July 22, 2011, the Company, Continental Resources Acquisition Sub, Inc. (“Acquisition Sub”), and Continental Resources Group, Inc. (“Continental”), entered into an asset purchase agreement and, through the Acquisition Sub, closed on the purchase of substantially all of the assets of Continental in consideration for (i) shares of the Company’s common stock which was equal to eight shares for every 10 shares of Continental’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of Continental’s common stock and (iii) the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder (see Note 3). After giving effect to the foregoing, the Company issued 76,095,214 shares of its common stock, 41,566,999 warrants, and 2,248,000 stock options following the transaction.

Consequently, the issuance of 76,095,214 shares of the Company’s common stock to Continental accounted for approximately 67% of the total issued and outstanding stocks of the Company as of July 22, 2011 and the Company became a majority owned subsidiary of Continental. Effective February 2012, the Company is considered to be an equity method investee as a result of the decrease in Continental’s ownership interest of less than 50% which is accounted for under equity method of accounting. As of September 30, 2012, Continental holds a 29.65% interest in the Company.

On August 30, 2011, the Company, through its wholly owned subsidiary, Gold Acquisition Corp. (“Gold Acquisition”) acquired the Relief Canyon Mine (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada, for an aggregate purchase price consisting of: (i) $12,000,000 cash and (ii) $8,000,000 of senior secured convertible promissory notes issued to Platinum Long Term Growth LLC (“Platinum”) and Lakewood Group LLC (“Lakewood”).

A newly-formed wholly-owned subsidiary of the Company, Red Battle Corp. (“Red Battle”), a Delaware corporation, was formed on April 30, 2012 and on May 23, 2012, purchased all of the outstanding membership interests of Arttor Gold and Noble Effort.

The Company entered into an Agreement and Plan of Merger on May 24, 2012 with Valor Gold Corp. and Valor Gold Acquisition Corp., a wholly-owned subsidiary of Valor Gold Corp., (see Note 3) for the purpose of divesting of its Red Rocks and North Battle gold properties. As a result of this transaction, Red Battle, together with Arttor Gold and Noble Effort, became wholly-owned subsidiaries of Valor Gold.

A newly-formed wholly-owned subsidiary, Pershing Royalty Company., a Delaware corporation, was formed on May 17, 2012 for the purpose of entering into a Net Smelter Return Production Royalty Agreement (“NSR Agreement”) with Arthur Leger (see Note 3).

On June 11, 2012, the Company and American Strategic Minerals Corporation (“Amicor”) effected the exercise of an Option Agreement, through the assignment of Continental Resources Acquisition Sub, Inc. (“Acquisition Sub”), (see Note 3). As a result of the assignment of Acquisition Sub, the Company divested all of its uranium assets to Amicor.

Going concern

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company has not generated revenues to meet its operating expenses.

The consolidated financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss of approximately $46.0 million for the nine months ended September 30, 2012, $7.4 million of net cash used in operations for the nine months ended September 30, 2012 and cumulative net losses of approximately $78.0 million since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through future equity and debt securities issuances is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the condensed consolidated financial statements of the Company as of September 30, 2012. All intercompany transactions and balances have been eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests. Prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation and all transactions relating to the sports and entertainment business are included in discontinued operations. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2012, and the results of operations and cash flows for the nine months ended September 30, 2012 have been included. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the period ended December 31, 2011, which are contained in Form 10-K as filed with the Securities and Exchange Commission on April 16, 2012. The consolidated balance sheet as of December 31, 2011 was derived from those financial statements.

Exploration stage company

On September 1, 2011, the Company exited the sports and entertainment business and disposed of its Empire subsidiary pursuant to a Stock Purchase Agreement. The Company will no longer be engaged in or pursue agreements with artists or athletes for sports and entertainment promotion and events, and will focus its activities exclusively on its new business segment, gold exploration as a junior exploration company. The Company has been in the exploration stage since September 1, 2011 and has not yet realized any revenues from its planned operations. The Company intends to focus on gold exploration and accordingly, the Company is an exploration stage company as defined in Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) ASC 915 “Development Stage Entities”.

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

Non-controlling interests in consolidated financial statements

In December 2007, ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements” clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of September 30, 2012 and December 31, 2011, the Company recorded a deficit non-controlling interest balance of $0 and $1,164, respectively, in connection with a majority-owned subsidiary of Acquisition Sub (see Note 3), as reflected in the accompanying consolidated balance sheets.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At September 30, 2012, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Fair value of financial instruments

The Company adopted ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

SEPTEMBER 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2012 to September 30, 2012:

Conversion feature derivative liability
Balance at January 1, 2012	$6,295,400
Change in fair value included in earnings	1,454,889
Reclassification of derivative liability to equity	(7,750,289)
Balance at September 30, 2012	$—

Investment measured at fair value on a recurring basis:

Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities – available for sale, net of discount for effect of restriction	$—	$—	$—

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, other receivables, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the note payable at September 30, 2012, approximate their respective fair value based on the Company’s incremental borrowing rate. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

Prepaid expenses

Prepaid expenses – current portion of $292,540 and $463,737 at September 30, 2012 and December 31, 2011, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments (in cash and common stock) of public relation services, consulting and business advisory services, and prepaid insurance and mineral lease which are being amortized over the terms of their respective agreements. Prepaid expenses – long term portion of $0 and $37,759 at September 30, 2012 and December 31, 2011, respectively, consisted primarily of costs paid for future mineral lease payments after one year.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral property acquisition and exploration costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the nine months ended September 30, 2012, the Company incurred exploration cost of $4,842,781.

ASC 930-805, states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 805. ASC 805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims. ASC 930-805-30-1 and 30-2 provides that in fair valuing mineral assets, an acquirer should take into account both:

•	The value beyond proven and probable reserves (“VBPP”) to the extent that a market participant would include VBPP in determining the fair value of the assets.
•	The effects of anticipated fluctuations in the future market price of minerals in a manner that is consistent with the expectations of market participants.

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

Impairment of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable. Long-lived assets in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property, whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered, even though a viable mine has been discovered. The tests for long-lived assets in the exploration stage would be monitored for impairment based on factors such as current market value of the long-lived assets and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not consider it necessary to record any impairment charges of long-lived assets at September 30, 2012 and December 31, 2011, respectively.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and other intangible assets

In accordance with ASC 350-30-65, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets are recognized for future deductible temporary differences and for tax net operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax asset if, based upon the available evidence, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740, also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company may, from time to time, be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the statements of operations as other general and administrative costs.

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

Recent accounting pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 3 – ACQUISITION, DISPOSITION AND DECONSOLIDATION

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

As previously disclosed, the Company issued 76,095,214 shares of its common stock, warrants to purchase 41,566,999 shares of common stock, and options to purchase 2,248,000 shares of common stock following the transaction to acquire substantially all of the assets of Continental. Consequently, the issuance of 76,095,214 shares of the Company’s common stock to Continental accounted for approximately 67% of the total issued and outstanding stocks of the Company as of July 22, 2011 and the Company had become a majority owned subsidiary of Continental. Effective February 2012, the Company is considered to be an equity method investee as a result of the decrease in Continental’s ownership interest of less than 50% which is accounted for under equity method of accounting. As of September 30, 2012, Continental holds a 29.65% interest in the Company.

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

Accordingly, pursuant to ASC 805, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary, Acquisition Sub. The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 3 – ACQUISITION, DISPOSITION AND DECONSOLIDATION (continued)

On July 18, 2011, the Company borrowed $2,000,000 from Continental, and issued it an unsecured 6% promissory note. On July 22, 2011, in connection with the asset purchase agreement, the Company acquired the note receivable which was payable to Continental and included the acquisition of the $2,000,000 note receivable as part of the purchase price allocation. Accordingly, the acquired note receivable was eliminated against the note payable on the Company’s financial statements.

The Purchase Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of Continental. The Company agreed to file a registration statement under the Securities Act of 1933, as amended (“Securities Act”) in connection with liquidation of Continental no later than 30 days following (i) the closing date of the asset sale or (ii) the date that Continental delivered or filed its audited financial statements for the fiscal year ended March 31, 2011. Continental will subsequently distribute the registered shares to its shareholders as part of its liquidation. The Company agreed to use its best efforts to cause such registration to be declared effective within 12 months following the closing date of the asset sale. The Company had agreed to pay liquidated damages of 1% per month, up to a maximum of 5%, in the event that the Company fails to file or is unable to cause the registration statement to be declared effective. Continental was expected to liquidate on or prior to July 1, 2012 however, such registration statement filed by the Company has not been declared effective and as a result, Continental was unable to liquidate prior to July 2012. In August 2012, the Company entered into an Amendment Agreement with Continental and Acquisition Sub whereby the parties agreed to amend the Asset Purchase Agreement to remove the liquidated damages provision associated with the registration rights obligations of the Company.

Continental Resources Acquisition Sub, Inc.

On January 26, 2012, the Company and Amicor entered into an Option Agreement whereby Amicor acquired the option to purchase all uranium properties and claims (the “Option”) from the Company for a purchase price of $10.00 in consideration for the issuance of (i) 10,000,000 shares of Amicor’s common stock and (ii) a six month promissory note in the principal amount of $1,000,000. Pursuant to the Option, the consideration received by the Company was non-refundable. The Company and Amicor amended the Option on April 24, 2012 and May 3, 2012 in order to extend the termination date of the Option. On June 11, 2012, Amicor notified the Company of its decision to exercise the Option. The Company and Amicor effected the exercise of the Option, through the assignment of the Company’s wholly owned subsidiary, Acquisition Sub, which is the owner of 100% of the issued and outstanding common stock of each of Green Energy Fields, Inc., a Nevada corporation (“Green Energy”) (which is the owner of 100% of the issued and outstanding common stock of CPX Uranium, Inc.) and ND Energy, Inc., a Delaware corporation (“ND Energy”).Additionally, ND Energy and Green Energy hold a majority of the outstanding membership interests of Secure Energy LLC. As a result of the assignment, Acquisition Sub is no longer a subsidiary of the Company.

As of September 30, 2012, $930,000 of the principal amount of note has been paid. Under the terms of the note, Amicor was required to pay the balance of the note upon completion of a private placement totaling $1 million or more on or before July 26, 2012. The $1.0 million private placement was not completed by that date thus Amicor was not required to pay the final $70,000 due under the note. No amounts under the note receivable from Amicor were outstanding at September 30, 2012.

The Company accounted for such transaction pursuant to ASC 845-10 “Nonmonetary Transactions” and related subtopics for an exchange of a nonmonetary asset for a non controlling ownership interest in a second entity. Since the Company received cash in the exchange of its nonmonetary assets and the cash received was greater than 25% of the fair value of the assets exchanged, the transaction was considered a monetary exchange and full or partial gain recognition is required. The fair value of the uranium mining claims exchanged approximates the Company’s carrying value which amounted to $0. In accordance with ASC 845-10, the Company recognized a gain from the sale of uranium assets of $930,000 which represents the cash collected from the note as of September 30, 2012. The Company has no actual or implied commitment, financial or otherwise, to support the operations of the new entity in any manner and the Company plans to liquidate its investment in Amicor. Consequently, the Company treated its investment in Amicor as marketable securities - available for sale with an initial basis of zero.

David Rector, a member of the Company's Board of Directors, is a director of Amicor. Joshua Bleak, Continental's Chief Executive Officer and director, is a director of Amicor.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 3 – ACQUISITION, DISPOSITION AND DECONSOLIDATION (continued)

Red Battle Corp.

On May 24, 2012, the Company and Red Battle entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Valor Gold Corp., a Delaware corporation ("Valor Gold"), and Valor Gold Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Valor Gold (the "Buyer"). The Merger Agreement provides for, upon the terms and subject to the conditions in the Merger Agreement, the merger of the Buyer with and into Red Battle with Red Battle continuing as the surviving entity and the corporate existence of the Buyer ceasing (the "Merger"). The Merger effectively resulted in, the sale of the Company’s two Lander County, Nevada exploration properties, Red Rock Mineral Prospect (including Centerra Prospect), and North Battle Mountain Mineral Prospect, to Valor Gold for (i) $2,000,000 in cash (the “Cash Consideration”), (ii) a 5% promissory note in the principal amount of $500,000 due 18 months following the issuance date and (iii) 25,000,000 shares of Valor Gold’s common stock. As further consideration for the Merger, (i) Arthur Leger, the Company’s former Chief Geologist, agreed to surrender to the Company for cancellation of 1,750,000 shares of the Company’s common stock; (ii) Arthur Leger agreed to grant, as lessor, a 1% net smelter returns production royalty on all minerals produced from certain claims under the Red Rock Mineral Prospect and North Battle Mountain Mineral Prospect leases to the Company; and (iii) Mr. Leger agreed to defer certain royalty payments under the terms of the Lease Agreements with Arttor Gold related to the Red Rocks and North Battle Mineral Prospect Claims. Under the terms of the note, all outstanding principal, together with all accrued but unpaid interest, is payable upon the earlier of: (i) the closing of one or more private placements of the Valor Gold’s securities in which Valor Gold receives gross proceeds of at least $7,500,000 or (ii) 18 months following the issuance of the note. As of September 30, 2012, note receivable and interest receivable amounted to $500,000 and $8,835, respectively. In November 2012, the Company collected $300,000 of the note receivable from Valor Gold (see Note 16).

Prior to the Merger, certain entities under the control of Barry Honig, a director of the Company, and Mr. Honig’s family members held 5,600,003 shares of Valor Gold. Additionally, one of the shareholders of the Company held 750,000 shares of Valor Gold prior to the Merger. Contemporaneously with the closing of the Merger, such shareholder purchased 1,250,000 shares of Valor Gold’s common stock in Valor Gold’s private placement. Additionally, entities under Mr. Honig’s control purchased 5,000,000 shares of Valor Gold’s Series A Preferred Stock in Valor Gold’s private placement.

Assuming the conversion into common stock of Valor Gold’s Series A Preferred Stock both the interest of the aforementioned shareholder and entities controlled by Mr. Honig in Valor Gold shall account for 18% of Valor Gold’s issued and outstanding common stock at the closing of the Merger. In addition to being large shareholders of the Company and Valor Gold, both the shareholder and Mr. Honig, as well as, entities controlled by Mr. Honig, directly and indirectly, may influence the Company’s decisions with respect to voting of the 25,000,000 shares of Valor Gold owned by the Company, through ownership interests in Continental and their investments in both the Company and Valor Gold. Mr. Honig has served as co-Chairman of the Company and currently is a director of the Company. Accordingly, the Company and Mr. Honig are considered to be founders and “promoters” of Valor Gold as defined under the Securities Act. As a result of such shareholder and Mr. Honig, as well as, entities controlled by Mr. Honig being among the largest shareholders of the Company and Valor Gold, there may exist certain conflicts of interest with respect to the business and affairs of each of these companies. The Company believes that the shareholder and Mr. Honig, as well as, entities controlled by Mr. Honig are independent private investors who have no agreements, arrangements or understandings with respect to the ownership or control over any of these companies. The Company also considered the guidance in EITF 02-5 “Common Control”, that the Merger Agreement was not treated as a common control transaction as there were no group of shareholders that holds more than 50% of the voting ownership interest of each entity with contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert exists.

The Company accounted for the 25 million shares of Valor Gold’s common stock under ASC 845-10-S99 “Transfer of Nonmonetary Assets by Promoters or Shareholders” whereby the transfer of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company's initial public offering normally should be recorded at the transferors' historical cost basis determined under US GAAP. The Company recorded the 25 million shares of Valor Gold at historical cost basis of the nonmonetary assets transferred which amounted to $83,333. As a result of this transaction, during the nine months ended September 30, 2012, the Company recognized a gain from the sale of its subsidiary of $2,500,000 which represents the cash and note consideration to the Company pursuant to the Merger Agreement.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 3 – ACQUISITION, DISPOSITION AND DECONSOLIDATION (continued)

Consequently, the issuance of 25 million shares of Valor Gold’s common stock to the Company accounted for approximately 38.6% of the total issued and outstanding common stock of Valor Gold as of May 24, 2012. As a result of the Company’s ownership interest of more than 20% of Valor Gold, the Company is considered to be an equity method investor which is accounted for under equity method of accounting. As of September 30, 2012 the Company holds a 37.5% interest in Valor Gold. The Company recorded its share of Valor Gold’s net loss which amounted to $83,333 using the equity method of accounting and such investment has been reduced to zero. Under ASC 323-10-35 “Investments – Equity Method”, the equity method investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses, unless the equity method investor provides or commits to provide additional funds to the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee. The Company is not obligated or committed to provide additional funds or further financial support to Valor Gold and as such the Company shall not record additional share of losses of Valor Gold upon reducing such investment to zero.

NOTE 4 – MARKETABLE SECURITIES

Marketable securities at September 30, 2012 consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Realized Gain from Sale of Securities	Fair Value

Publicly traded equity securities – available for sale	—	—	—	755,600	—

Total	$—	$—	$—	$755,600	$—

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

In April 2012, the Company sold its marketable securities – trading with a cost basis of $100,000 and generated proceeds of $119,702. The increase in fair value of $19,702 has been recorded as realized gain in the statement of operations for the nine month period ended September 30, 2012.

In January 2012, the Company received 10 million restricted shares of Amicor’s common stock pursuant to the Option with Amicor (see Note 3). At the time of issuance, the Company recorded the cost of investment in accordance with ASC 845-10 “Nonmonetary Transactions” and was valued at zero. Between February 2012 and September 2012, the Company sold 3,526,667 shares of Amicor’s common stock under a private transaction and generated net proceeds of $755,600 and has recorded a realized gain – available for sale securities of $755,600 during the nine months ended September 30, 2012. Additionally, in October 2012, the Company sold an aggregate of 2,300,000 shares of Amicor’s common stock in a private transaction and generated net proceeds of $345,000 or $0.15 per share (see Note 16).

The issuance of 10 million shares of Amicor’s common stock to the Company accounted for approximately 26.6% of the total issued and outstanding stock of Amicor as of January 26, 2012. As of September 30, 2012 the Company holds an approximate 19% interest in Amicor. The Company accounted for such investment in Amicor as marketable securities - available for sale.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 5 – MINERAL PROPERTIES

Relief Canyon Properties

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

Relief Canyon Mine

Through the Company’s wholly-owned subsidiary, Gold Acquisition, the Company owns 84 unpatented lode mining claims and 118 unpatented millsites at the Relief Canyon Mine property. The property includes the Relief Canyon Mine and gold processing facilities, currently on care and maintenance. The Relief Canyon Mine includes three open pit mines, five heap leach pads, two solution ponds and a cement block constructed adsorption desorption-recovery (ADR) solution processing circuit. The ADR type process plant consists of four carbon columns, acid wash system, stripping vessel, electrolytic cells, a furnace and a retort for the production of gold doré. The process facility was completed in 2008 and produced gold until 2009 by Firstgold Corp and is currently in a care and maintenance status. The facilities are generally in good condition.

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

Newmont Leased Properties

On April 5, 2012, the Company purchased from Victoria Gold Corp. and Victoria Resources (US) Inc. their interest in approximately 13,300 acres of mining claims and private lands adjacent to the Company’s landholdings at the Relief Canyon Mine in Pershing County, Nevada. Approximately 8,900 acres of these properties are held under leases and subleases with Newmont USA Ltd., which the Company refers to as the Newmont Leased properties. Victoria Gold has reserved a 2% net smelter return royalty from the production on 221 of the 283 unpatented mining claims that it owned directly.

The assets purchased include (i) unpatented mining claims located in Pershing County, Nevada (the “Owned Claims”); (ii) the assumption by the Company of a leasehold interest in certain unpatented mining claims in Pershing County Nevada referred to as the “Newmont Claims” held by Victoria Resources (US) Inc. under a Minerals Lease and Sublease dated June 15, 2006, as amended, between Newmont USA Limited, d/b/a in Nevada as Newmont Mining Corporation (“Newmont”) and VRI(the “2006 Mineral Lease”); (iii) the assumption of the sublease, pursuant to the 2006 Mineral Lease, of an interest in certain fee minerals in Pershing County, Nevada in which Newmont holds a leasehold interest pursuant to that Minerals Lease SPL-6700, dated as of August 17, 1987 between Southern Pacific Land Company and SFP Minerals Corporation;(iv) the assumption of the sublease, pursuant to the 2006 Mineral Lease, of an interest in certain fee lands in Pershing County, Nevada, in which Newmont holds a leasehold interest pursuant to a mining lease dated June 1, 1994 between The Atchison, Topeka and Santa Fe Railway Company and Santa Fe Pacific Gold Corporation; and (v) the assumption of the sublease, pursuant to the 2006 Mineral Lease, of an interest in certain fee minerals in Pershing County, Nevada in which Newmont holds a leasehold interest pursuant to a minerals lease, dated as of March 23, 1999 between Nevada Land & Resource Company LLC and Santa Fe Pacific Gold Corporation.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 5 – MINERAL PROPERTIES (continued)

In connection with the foregoing purchase, the Company has agreed to purchase all of Seller’s data, information and records related thereto, including all internal analyses and reports prepared by third party consultants or contractors, and to assume all liabilities and obligations of the Sellers arising after the closing of the transaction, including additional expenditures to be made in accordance with the 2006 Mineral Lease in the amount of $750,000 by June 15, 2012. The Company has fulfilled this obligation and has spent approximately $2.2 million of expenditures on the private lands and mining claims leased from Newmont. To the extent these expenditures exceed the Company’s year 2012 work commitment obligation under the 2006 Mineral Lease, the Company will apply the remaining credit towards its work commitment obligation for year 2013. As of September 30, 2012, the credit has exceeded the 2013 work commitment obligation of $1,000,000. Starting in June 2014, the Company will be required to spend $0.5 million annually on exploration expenditures or pay Newmont rental payments of $10 per acre per year. The rental payments will escalate by 5% per year. Under the current terms of the 2006 Mineral lease agreement, the annual rental starting 2014, if the Company elected not to or failed to incur at least $0.5 million in exploration expenditures per year, would be approximately $0.1 million subject to a 5% increase per year.

The closing of the acquisition of the Assets was subject to the satisfaction by the parties of certain obligations, including, among other things, the transfer of title to the Company of the Owned Claims, the assignment of Seller’s leasehold interests to the Company and the payment of consideration by the Company for the Assets (the “Closing Conditions”). On April 5, 2012, the parties satisfied the Closing Conditions and the Company issued to Victoria Gold Corp. 10,000,000 shares of the Company’s common stock, and a 2 year warrant to purchase 5,000,000 shares of common stock at a purchase price of $0.60 per share (see Note 12). The Company also granted a 2% net smelter returns royalty on production from the Owned Claims which are not encumbered by production royalties payable to Newmont under the 2006 Mineral Lease. The Company also paid the Seller $2,000,000 cash. The Company valued the 10 million common shares at the fair market value on the date of grants at approximately $0.46 per share or $4,600,000. The 5 million warrants were valued on the grant date at approximately $0.22 per warrant or a total of $1,109,441 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.46 per share, volatility of 105%, expected term of 2 years, and a risk free interest rate of 0.35%. For the nine months ended September 30, 2012, the Company recorded the value of such shares and warrants into mineral rights as reflected in the accompanying consolidated balance sheets.

The Company has posted bonds with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in an amount equal to the maximum cost to reclaim land disturbed in its mining process. The Company posted a reclamation bond deposit of $4,645,533 to provide surface reclamation coverage for the Relief Canyon Mine, as required by the BLM to secure remediation costs if the project is abandoned or closed. Due to its investment in the bond and the close monitoring of the BLM Nevada State Office, the Company believes that it has adequately mitigated any liability that could be incurred by the Company to reclaim lands disturbed in its mining process.

On September 30, 2012, based on managements’ review of the carrying value of mineral rights related to the acquisition of such mineral rights, management determined that there is no evidence that these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required.

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	September 30, 2012	December 31, 2011
Furniture and fixtures	5 years	$56,995	$20,000
Office and computer equipments	1 - 5 years	189,120	26,606
Land	—	266,977	266,977
Building and improvements	5 - 25 years	727,965	727,965
Site costs	10 years	1,272,732	1,272,732
Crushing system	20 years	2,256,943	2,256,943
Process plant and equipments	10 years	3,160,833	3,115,266
Vehicles and mining equipments	5 - 10 years	682,373	659,622
		8,613,938	8,346,111
Less: accumulated depreciation		(1,027,383)	(315,008)

		$7,586,555	$8,031,103

For the nine months ended September 30, 2012 and 2011, depreciation expense amounted to $756,482 and $93,103, respectively.

NOTE 7 – SENIOR CONVERTIBLE PROMISSORY NOTES

Senior convertible promissory notes consisted of the following:

	September 30, 2012	December 31, 2011
Senior convertible promissory notes	$—	$7,999,778
Less: debt discount	—	(6,933,333)

Senior convertible promissory notes, net	$—	$1,066,445

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 7 – SENIOR CONVERTIBLE PROMISSORY NOTES (continued)

The following is the activity from December 31, 2011 through September 30, 2012 regarding the Senior Convertible Promissory Notes to Platinum and Lakewood:

Summary of Activity of Senior Convertible Promissory Notes	Platinum and Lakewood	Totals	Interest Expense	Amortization of Discount(Interest Expense)	Loss from Extinguishment of Debt	Preferred Stock Dividend
Original Face Amount of Notes Issued to Platinum and Lakewood	8,000,000	8,000,000	—	—	—	—
Assignment and Assumption Agreement with Third Party Investors on February 23, 2012	(4,000,000)	—	—	—	—	—
Note Modification Agreement with Assignors and Assignees on February 23, 2012	—	—	3,022,186	—	—	—
Payment of Principal	(1,039,771)	(1,039,771)		901,135	—	—
Conversion into Common Stock	(262,500)	(262,500)	—	227,500	51,563	—
Note Assignment and Assumption Agreement with Third Party Investors on March 30, 2012	(2,697,729)	294,285	168,163	(255,047)	824,196	—
Conversion of $1,892,014 of Note into Common Stock at $0.35 per share	—	(1,892,014)	—	953,333	615,138	—
Conversion of $1,100,000 of Note into Class D Preferred Stock	—	(1,100,000)	—	1,639,745	357,635	130,949
Conversion of FGIT Note into Series D Preferred Stock on March 30, 2012	—	(2,400,000)	—	2,080,000	1,262,990	286,298
Conversion of $1,600,000 of Note into Common Stock on March 30, 2012	—	(1,600,000)	—	1,386,667	841,992	—
Outstanding Balance as of September 30, 2012	—	—	3,190,349	6,933,333	3,953,514	417,247

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 7 – SENIOR CONVERTIBLE PROMISSORY NOTES (continued)

As previously disclosed, the Company issued $8,000,000 of senior secured convertible promissory notes issued to Platinum and Lakewood on August 31, 2011.

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

The Assignment and Assumption Agreement dated February 23, 2012

On February 23, 2012, pursuant to a certain assignment and assumption agreement (the “Assignment and Assumption Agreement”), certain assignees (collectively, the “Assignees”) acquired an aggregate of $4.0 million of the outstanding principal amount of the notes (the “Acquired Notes”) from Platinum and Lakewood (collectively, the “Assignors”). After giving effect to the transactions contemplated under the Assignment and Assumption Agreement and the prepayment of the notes, Platinum retained $2,368,183 and Lakewood retained $592,046 of the Original Notes. The principal amount of Acquired Notes issued to one of the assignees was $2,400,000 and the principal amount of the Acquired Note issued to the other assignee was $1,600,000 and bore interest at 9% per annum. The note holders waived any prepayment penalty in connection with the prepayment and assignment.

On February 23, 2012, the Company had entered into Note Modification Agreements, (the “Note Modification Agreements”) with the Assignees and Assignors, respectively, to extend the Maturity Date to February 23, 2014, the definition of Commencement Date to February 23, 2013 and to eliminate the prepayment penalty. The notes were convertible into shares of the Company’s common stock, at a price per share equal to $0.40, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally and are further subject to full-ratchet anti-dilution protection.

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

The warrants may be exercised until the fifth anniversary of their issuance. The warrants may be exercised on a cashless basis at any time. On March 29, 2012, such warrants were exercised on a cashless basis into 2,967,143 shares of common stock (see Note 12).

Accordingly, the Company valued the 2 million common shares at the fair market value on the date of grant at $0.489 per share or $978,000. The 5,180,400 warrants were valued on the grant date at approximately $0.394 per warrant or a total of $2,044,186 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.489 per share, volatility of 110%, expected term of 5 years, and a risk free interest rate of 0.88%. The Company recognized a total interest expense of $3,022,186 during the nine months ended September 30, 2012 in connection with the Note Modification Agreement.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 7 – SENIOR CONVERTIBLE PROMISSORY NOTES (continued)

The Note Assignment and Assumption Agreement dated March 30, 2012

On March 30, 2012, the Company, Platinum and Lakewood entered into agreements to amend the notes (which had current principal balance of $2,960,229) (the “Note Amendments”).Under the Note Amendments, the notes were amended to provide for a $0.35 conversion price. The original holders of the notes agreed to convert $262,500 of the notes in exchange for an aggregate of 750,000 shares of the Company’s common stock. The Company accounted for the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $51,563 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

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

In connection with the March Note Assignment and Assumption Agreement, the Company accounted the reduction of the conversion price from $0.40 to $0.35 per share and such conversion discussed below under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $529,911 which was equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

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

SEPTEMBER 30, 2012

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

As a result of the conversion of the senior secured convertible promissory notes, the Company fully amortized the remaining unamortized debt discount of $6,933,333 for the nine months ended September 30, 2012 and was included in interest expense. Accrued interest as of September 30, 2012 and December 31, 2011, amounted to $0 and $45,999, respectively and was included in accounts payable and accrued expenses.

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

At September 30, 2012 and December 31, 2011, convertible promissory notes consisted of the following:

	September 30, 2012	December 31, 2011
Convertible promissory notes	$—	$1,015,604
Less: debt discount	—	(897,117)

Convertible promissory notes, net	$—	$118,487

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

SEPTEMBER 30, 2012

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (continued)

On March 30, 2012, the Company amended its 9% Secured Promissory Note to allow for the conversion into the Company’s Series D Cumulative Convertible Preferred Stock at $1.00 per share. The holder of this note agreed to fully convert the remaining note of $1,015,604 (together with accrued and unpaid interest $9,140) into 1,024,744 shares of Series D Preferred Stock and an additional 212,017 shares of Series D Preferred Stock in consideration for the conversion of this note into shares of Series D Preferred Stock. The Company accounted the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $483,094 which was equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. The Company recorded a loss from extinguishment of debts of $333,168 and preferred deemed dividend of $121,152 in connection with the issuance of the additional 212,017 shares of Series D Preferred Stock. Such shares of Series D Preferred Stock was converted into the Company’s common stock in June 2012 (see Note 12).

As a result of the conversion of this note, the Company fully amortized the remaining unamortized debt discount of $897,117 for the nine months ended September 30, 2012 and was included in interest expense. Accrued interest as of September 30, 2012 and December 31, 2011, amounted to $0 and $7,882, respectively and was included in accounts payable and accrued expenses.

NOTE 9 – NOTES PAYABLE

As of September 30, 2012 and December 31, 2011, note payable – related party consisted of the following:

	September 30, 2012	December 31, 2011
Note payable - related party	$519,750	$561,750
Less: debt discount - related party	—	(50,918)

Note payable - related party, net	$519,750	$510,832

In February 2011, the Company, Empire and its wholly-owned subsidiary, EXCX Funding Corp. (collectively the “Borrowers”), entered into a credit facility agreement (the “Credit Facility Agreement”) with two lenders, including, Barry Honig, a member of the Company’s Board of Directors. The Credit Facility Agreement consisted of a loan pursuant to which $4.5 million was borrowed on a senior secured basis. The indebtedness under the Credit Facility Agreement was evidenced by a promissory note payable to the order of the lenders. The loan was used exclusively to fund the costs and expenses of certain music and sporting events (the “Events”) as agreed to by the parties. The notes bear interest at 6% per annum and matured on January 31, 2012, subject to acceleration in the event the Borrowers undertake third party financing.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 9 – NOTES PAYABLE (continued)

The Company valued the 2,250,000 Series A Preferred Stock at the fair market value of the underlying common stock on the date of grant at $1.20 per share or $2,700,000 and recorded a debt discount of $1,800,000 and deferred financing cost of $900,000 which are being amortized over the term of these notes. Such deferred financing cost represents the 750,000 Series A Preferred Stock issued to Sheldon Finkel for guaranteeing one-third of the net losses and assignment of that certain irrevocable letter of credit, as described above. Between May 2011 and December 2011, 2,250,000 of these preferred shares were converted into common stock. During August 2011, the revenues from the Events did not exceed its costs and accordingly the Company is indebted to the lenders, including the Board Member of the Company. As a result, the obligations under the Contribution Agreements became obligations of the parties thereto to each other. Between August 2011 and December 2011, the Company paid a total of $3,326,500 to the lenders and such amount reduced the principal balance of these notes. On November 29, 2011, the holder of this note payable, converted $611,750 principal balance of this note into an aggregate of 1,529,375 of units of the Company offered in a private placement. Each unit was sold for a purchase price of $0.40 per unit and consisted of: (i) one share of common stock and (ii) a two-year warrant to purchase fifty (50%) percent of the number of shares of common stock purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events.

In March 2012, Mr. Honig, as the sole remaining holder of the note, agreed to extend the maturity date of the remaining balance of the note to February 1, 2013.

In July 2012, Mr. Honig (the “Assignor”) entered into an Assignment Agreement with a related party (the “Assignee”) whereby the Assignor assigned $42,000 of his outstanding principal note (the “Assigned Note”) in connection with the Credit Facility Agreement. The Assignee purchased the Assigned Note for $42,000. On August 10, 2012, the Company entered into a Cancellation of Debt and Assignment of Shares Agreement with the Assignee and Sheldon Finkel, the Company’s former Chief Executive Officer. Pursuant to the Separation Agreement and Release dated in September 2011, Sheldon Finkel retained 600,000 shares of the Company’s common stock (the “Executive Retained Securities”) which were pledged as collateral security for the repayment of certain amounts owed to the Company by a third party (the “Third Party Receivable”). The Third Party receivable was not collected by the Company and accordingly, the Company was entitled to receive 300,000 shares of the Executive Retained Securities. On August 10, 2012, the Company and Sheldon Finkel agreed that Mr. Finkel would surrender 300,000 shares of the Executive Retained Securities to the Company in consideration for the cancellation of the Third Party Receivable. Pursuant to the Cancellation of Debt and Assignment of Shares Agreement, the Company, Sheldon Finkel and the Assignee have agreed that in consideration for the cancellation and satisfaction of the Assigned Note, Mr. Finkel shall transfer and assign the 300,000 shares of Executive Retained Securities due to the Company to the Assignee. As a result of the transfer and assignment of the 300,000 shares of the Company’s common stock to the Assignee, the Third Party Receivable and the Assigned Note are extinguished. The Company valued the 300,000 common shares at the fair market value on the date of grant or assignment at approximately $0.345 per share or $103,500. In connection with the assignment of the 300,000 shares of common stock, the Company reduced the outstanding principal note by $42,000 and recognized an interest expense of $61,500. As of September 30, 2012, the remaining outstanding principal note due to Mr. Honig amounted to $519,750 after such assignment transaction. The Assignee, John Stetson, is the President and Chief Operating Officer of Amicor. In October 2012, the Company entered into an Assignment of Rights and Assumption of Obligation Agreement with Mr. Honig and as such Mr. Honig reduced the outstanding principal of the note due to him by $33,500 (see Note 16).

As of September 30, 2012 and December 31, 2011, accrued interest and fees on this note payable – related party amounted to $134,673 and $109,493, respectively. For the nine months ended September 30, 2012, amortization of debt discount and deferred financing cost amounted to $101,836 and was included in interest expense.

Notes payable – short and long term portion consisted of the following:

	September 30, 2012	December 31, 2011
Total notes payable	$90,225	$—
Less: current portion	(23,036)	—
Long term portion	$67,189	$—

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 9 – NOTES PAYABLE (continued)

In March 2012, the Company received $500,000 in connection with a 5% secured promissory note (the “Bridge Note”), which was secured by certain assets of the Company’s wholly owned subsidiaries, Arttor Gold and Noble Effort. The Company administratively issued such Bridge Note on April 10, 2012. The full amount of principal and accrued interest under the Bridge Note was due and payable on a date that shall be the earlier to occur of: (x) the sale of Noble Effort and Arttor Gold, (or the sale of all or substantially all of the assets of Arttor Gold and Noble Effort) to a third party purchaser or (y) October 10, 2012. The Bridge Note was fully paid on May 29, 2012. As of September 30, 2012, accrued interest on this note amounted to $0.

In August 2012, the Company issued a note payable amounting to $92,145 in connection with the acquisition of mining equipment. The note payable bears approximately 7% interest per annum and is secured by a lien of the mining equipment. This note shall be payable in 48 equal monthly payments of $2,226 beginning in September 2012. As of September 30, 2012, the current and long term portion of this note amounted to $23,036 and $67,189, respectively.

NOTE 10 – DERIVATIVE LIABILITY

In connection with the issuance of the 9% senior convertible promissory notes dated August 30, 2011,the Company has determined that the terms of the convertible notes include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company. Accordingly, under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock, the convertible instrument was accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $0 and $6,295,400 at September 30, 2012 and December 31, 2011, respectively. Loss resulting from the increase in fair value of this convertible instrument was $1,454,889 and $1,687,605 for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, the Company reclassified $7,750,289 of the derivative liability to paid-in capital due to the conversion of the senior convertible promissory note into common stock on March 30, 2012 (see Note 7).

The Company used the following assumptions for determining the fair value of the convertible instruments under the Black-Scholes option pricing model:

For the nine months ended September 30, 2012

Expected volatility	103% - 110%
Expected term	2.00 - 2.17 Years
Risk-free interest rate	0.27% - 0.33%
Expected dividend yield	0%

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 11 – RELATED PARTY TRANSACTIONS

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

Note payable - related party

In connection with the Credit Facility Agreement (see Note 9), certain lenders, including Mr. Honig, the Company’s Board Member, funded $2,250,000 to the Company under this Credit Facility Agreement. Furthermore, in connection with the Credit Facility Agreement, the lenders entered into a Contribution Agreement with the Company’s former Chief Executive Officer, Sheldon Finkel, pursuant to which Sheldon Finkel agreed to pay or reimburse the lenders the pro rata portion (1/3) of any net losses from Events and irrevocably pledged to lenders a certain irrevocable letter of credit dated in June 2010 in favor of Sheldon Finkel. The Company also issued to Sheldon Finkel and the Company’s Board Member 750,000 shares each of the Company’s newly designated Series A Preferred Stock, convertible into one share each of the Company’s common stock. As consideration for the extension of credit pursuant to the Credit Facility Agreement, the borrowers are obligated to pay a fee equal to 15% of the initial loan commitment of $4.5 million of which Sheldon Finkel, shall receive a pro-rata portion (1/3). The Preferred Return Fee shall be payable if at all, only out of the net profits from the Events. The Company did not generate net profits from the Events. On May 4, 2011, Sheldon Finkel and the Company’s Board Member converted their shares into 1,500,000 shares of Common Stock. Between August 2011 and December 2011, the Company paid a total of $1,688,250 to the Company’s Board Member and such amount reduced the principal balance of his note. At September 30, 2012, and December 31, 2011 principal amount of the note payable – related party amounted to $519,750 and $561,750, respectively.

Member of the board of directors

As of September 30, 2012, a member of the Company's Board of Directors, Barry Honig, holds 9,462,126 shares of Continental, directly or indirectly. In addition, family members, including trusts for the benefit of Mr. Honig's minor children, currently own 3,685,000 shares of Continental of which Mr. Honig disclaims beneficial ownership. Accordingly, as one of the largest shareholder of Continental, Mr. Honig may be deemed to be in control of Continental and accordingly there may exist certain conflicts of interest as a result.

Continental Resources Group, Inc.

As of September 30, 2012, Continental holds a 29.65% interest in the Company. The Company is considered to be an equity method investee as a result of Continental’s ownership interest of less than 50% which is accounted for under equity method of accounting. In March 2012, the Company issued 250,000 shares of its common stock to a third party for the payment of Continental’s accrued legal fees of $170,614 (see Note 12) and was considered an advance to Continental. Additionally, between April 2012 and September 2012, the Company paid an aggregate of $88,390 for the payment of Continental’s accounting, legal and other public company fees. During the nine months ended September 30, 2012, the Company recorded such advances to additional paid in capital which represents distributions to the Company’s former parent company for a total of $606,339. At September 30, 2012 and December 31, 2011, the Company had a receivable from Continental amounting to $0 and $347,335 respectively. These advances were short-term in nature and non-interest bearing and were recorded as due from equity method investor.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Series B Convertible Preferred Stock

Each share of Series B Convertible Preferred Stock is convertible into one share each of the Company’s common stock. The holders of the Company’s Series B Preferred Stock are entitled to the same number of votes per share of common stock that the holder of the Series B Preferred Stock may convert into at the time of the vote. In the event of a liquidation, dissolution or winding up of the business of the Company, the holder of the Series B Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provides for Series B Preferred Stock’s preferential payment and over the Company’s Common Stock. Between October 2011 and December 2011, 7,500,000 shares of Series B Preferred Stock were converted into 7,500,000 shares of common stock. On February 3, 2012, 500,000 shares of Series B Preferred Stock were converted into 500,000 shares of common stock.  The Company valued these common shares at par value. The Series B Preferred stock does not include any mandatory redeemable provisions. As of September 30, 2012, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Series C Convertible Preferred Stock

On September 29, 2011, the Company sold 3,284,396 shares of Series C Convertible Preferred Stock and two-year warrants (the “Series C Preferred Warrants”) to purchase 9,853,188 shares of Common Stock at an exercise price of $0.60 per share for an aggregate purchase price of $3,284,396. Each share of Series C Preferred Stock is convertible into shares of common stock at a conversion price of $0.50 per share, subject to adjustment in the event the Company issues common stock or securities convertible into or exercisable for shares of common stock at a price lower than the conversion price then in effect, but not less than $0.30 per share. The Series C Preferred Stock has a stated value of $1.50 per share. In the event of the liquidation, dissolution or winding up of the business of the Company, each share of Series C Preferred Stock shall be entitled to receive, a preferential amount in cash equal to the stated value. The Series C Preferred Warrants may be exercised until the second anniversary of issuance at a cash exercise price of $0.60 per share, subject to adjustment. The Series C Preferred Warrants may be exercised on a cashless basis at any time after the original date of issuance. On September 29, 2011, the Company issued 4,429,415 shares of common stock in connection with the exercise of the 9,853,188 Series C Preferred Warrants on a cashless basis. In June 2012, the conversion price of the Series C Preferred Stock was adjusted to $0.32 per share as a result of certain anti-dilution provisions contained therein due to the sale of the Company’s common stock at $0.32 per share. In June 2012, 3,284,396 shares of Series C Preferred Stock were converted into 10,263,738 shares of the Company’s common stock. The Series C Preferred Stock does not include any mandatory redeemable provisions. As of September 30, 2012, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

In accordance with ASC 505 (“Equity - Dividends and Stock Splits”), the Series D Preferred Stock was considered to have an embedded beneficial conversion feature (ECF) because the conversion price was less than the fair value of the Company’s common stock. This Series D Preferred Stock was fully convertible at the issuance date, therefore a portion of proceeds allocated to the Series D Preferred Stock of $1,000,000 was determined to be the value of the beneficial conversion feature and was recorded as a preferred deemed dividend. In connection with the initial sales of the Series D Preferred Stock, the initial estimated fair values allocated to the ECF were $226,629 and the fair value allocated to the warrants of $773,371 was recorded as a preferred deemed dividend on February 23, 2012.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The Company recognized preferred stock dividends of $21,150 related to the Series D Preferred Stock during the nine months ended September 30, 2012. Accrued dividends amounted to $17,550 as of September 30, 2012. As of September 30, 2012, there were 7,500,000 shares of Series D Preferred Stock authorized and none issued and outstanding.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

Common Stock

Between January 2012 and February 2012, the Company sold an aggregate of 2,237,500 units (the “Units”) with net proceeds to the Company of $847,500. Each Unit was sold for a purchase price of $0.40 per Unit and consisted of: (i) one share of common stock and (ii) a two-year warrant to purchase 50% (1,118,750 warrants) of the number of shares of common stock purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events. The warrants may be exercised at any time on a cashless basis at 100% of the closing price for the common stock on the business day immediately prior to the date of exercise. The Company has agreed to file a “resale” registration statement with the SEC covering all shares of common stock and shares of common stock underlying the warrants (including as issued to placement agents) within 60 days of the final closing date of the sale of any Units and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the final closing on the sale of Units. The Company is obligated to pay to investors a fee of one (1%) per month in cash for every thirty day period up to a maximum of six (6%) percent, (i) that the registration statement has not been filed after the filing date, and (ii) following the effectiveness date that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC.

In August 2012, the Company entered into waiver agreements with majority of the investors who purchased Units pursuant to subscription agreements dated between September 2011 and February 2012 whereby the Company agreed to register the shares of common stock underlying the Units with the SEC. The waiver agreement irrevocably and unconditionally waives the liquidated damages in cash or kind related to any failure by the Company to cause the registration statement to be filed on or before a designated filing date or declared effective by the SEC on or before the effectiveness date. Furthermore, the shares of common stock that would be covered by the above discussed registration statement are no longer considered “Registrable Securities” as such term is defined in the governing Registration Rights Agreement and therefore the Company believes it no longer has any obligation under such Registration Rights Agreement to register such shares.

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

On February 9, 2012, the Board of Directors of the Company appointed Stephen Alfers as Chairman and Chief Executive Officer of the Company. Simultaneously with Mr. Alfers’ appointment, Barry Honig resigned from his position as Chairman of the Company but remains a member of the Board of Directors. On February 9, 2012, the Company entered into an employment agreement with Mr. Alfers, pursuant to which Mr. Alfers shall serve as the Chief Executive Officer of the Company until December 31, 2015, subject to renewal. Pursuant to the terms of his employment agreement, Mr. Alfers will be entitled to a base salary of $250,000 per year and was issued (i) 12,000,000 shares of the Company’s restricted common stock and (ii) an option to purchase 10,000,000 shares of the Company’s common stock with a term of ten years and an exercise price equal to the closing price of the Company’s common stock on the trading day immediately prior to the date of issuance of such grant or $0.49 which shall be vested in full on the effective date.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

Vesting of restricted stock grant is as follows:

i.	6,000,000 shares of restricted common stock (less any shares sooner vested upon registration of 3,000,000 shares of the restricted common stock with the Securities Exchange Commission) shall vest on the earlier of (a) such date that the Company consummates a secondary public offering of its securities in which the Company receives gross proceeds of at least $7,000,000 or (b) one (1) year from the effective date of the employment agreement;
ii.	3,000,000 shares of restricted common stock shall vest two (2) years from the effective date of the employment agreement; and
iii.	3,000,000 shares of restricted common stock shall vest three (3) years from the effective date of the employment agreement.

Additionally, during the nine months ended September 30, 2012, the Company recorded stock-based compensation expense of $2,776,667 in connection with the vested restricted stock grants. At September 30, 2012, there was a total of $3,103,333 of unrecognized compensation expense related to these non-vested restricted stock grants arrangement.

On February 3, 2012, 500,000 shares of Series B Preferred Stock were converted into 500,000 shares of common stock.  The Company valued these common shares at par value.

On February 23, 2012, the Company issued 2 million common shares to the original holders of the senior secured promissory note in connection with the Note Modification Agreement (see Note 7). Accordingly, the Company valued the 2 million common shares at the fair market value on the date of grant at $0.489 per share or $978,000 and was recognized as interest expense during the nine months ended September 30, 2012 in connection with the Note Modification Agreement.

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

On March 30, 2012, the holder of the assigned $1.6 million note (together with accrued and unpaid interest of $14,400) agreed to convert such note into 4,612,571 shares of Common Stock at a conversion price of $0.35 per share and an additional 954,325 shares of the Company’s Common Stock as consideration for the note conversion. The Company accounted for the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $317,114 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. The additional 954,325 shares of common stock were valued at the fair market value on the date of grant at $0.55 per share or $524,878 and have been included in loss from extinguishment of debts.

On March 30, 2012, the holder of the 400,000 shares of the Company’s Series D Preferred Stock converted such shares into 1,153,143 shares of the Company’s Common Stock (which included accrued and unpaid dividends thereon).

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

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

On April 5, 2012, the Company issued to Victoria Gold. and Victoria Resources (US) Inc. 10 million shares of the Company’s common stock, and a 2 year warrant to purchase 5 million shares of Common Stock at a purchase price of $0.60 per share in connection with the acquisition of rights to approximately 13,300 acres of mining claims and private lands adjacent to the Company’s landholdings at the Relief Canyon Mine in Pershing County, Nevada (see Note 5). The Company valued the 10 million common shares at the fair market value on the date of grants at approximately $0.46 per share or $4,600,000. For the nine months ended September 30, 2012, the Company recorded the value of such shares and warrants into mineral rights as reflected in the accompanying consolidated balance sheets.

As previously disclosed, on July 22, 2011, the Company purchased substantially all of the assets of Continental in consideration for (i) 8 shares of the Company’s common stock for every 10 shares of Common Stock of Continental outstanding; (ii) the assumption by the Company of the outstanding warrants to purchase shares of Continental’s common stock at a ratio of one warrant (the “Company Warrants”) to purchase 8 shares of the Company’s Common Stock for every Continental Warrant to purchase 10 shares of Continental’s common stock; and (iii) the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder at a ratio of one option to purchase 8 shares of the Company Common Stock for every option to purchase 10 shares of Continental’s common stock outstanding. Between April 2012 and June 2012, the Company issued an aggregate of 9,729,285 shares of its common stock to holders of Company Warrants in consideration for the cancellation of such Company Warrants. Additionally, such holders agreed to the elimination of certain most favored nations provisions or price protection associated with the shares of Continental’s common stock issued in connection with the Continental Warrants (the “Warrant Cancellation Transaction”). The Company issued 9,729,285 shares of the Company’s common stock at a ratio of 300 shares for every 1,000 Company Warrants held. An aggregate of 32,430,954 Company Warrants were cancelled as a result of the Warrant Cancellation Transaction. Accordingly, the Company valued the 9,729,285 common shares at the fair market value on the date of grants ranging between $0.29 to $0.505 per share or $4,883,196. This was reflected as a settlement expense in the Company’s Statement of Operations during the nine months ended September 30, 2012.

In connection with the Merger Agreement between the Company, Red Battle, and Valor Gold, the Company cancelled 1,750,000 shares of the Company’s common stock (see Note 3). The Company valued these cancelled common shares at par value.

On June 18, 2012, the Company granted an aggregate of 9,000,000 shares of restricted common stock to the Company’s CEO and two directors of the Company and which were valued at fair market value on the date of grant at approximately $0.34 per share. Such restricted shares shall vests one third at the end of each three years from the date of issuance. Additionally, during the nine months ended September 30, 2012, the Company recorded stock-based compensation expense of $529,833 in connection with the vested restricted stock grants. At September 30, 2012, there was a total of $2,530,167 of unrecognized compensation expense related to these non-vested restricted stock grants arrangement.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

Common Stock Options

A summary of the stock options and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	3,548,000	$1.11	8.45
Granted	32,250,000	0.39	10
Exercised	—	—	—
Forfeited	(500,000)	0.81	8.59
Cancelled	—	—	—
Balance outstanding at September 30, 2012	35,298,000	$0.46	9.36

Options exercisable at September 30, 2012	31,712,267	$0.46
Options expected to vest	3,585,733
Weighted average fair value of options granted during the period		$0.36

Stock options outstanding at September 30, 2012 as disclosed in the above table have approximately $9,000 intrinsic value at the end of the period.

 In connection with the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), for the nine months ended September 30, 2012, the Company recorded stock-based compensation expense of $69,810. At September 30, 2012, there was a total of $63,148 of unrecognized compensation expense related to these non-vested option-based compensation arrangements under the 2010 Plan.

On July 22, 2011, the Company granted 2,248,000 stock options and warrants to purchase 41,566,999 shares of common stock pursuant to an asset purchase agreement entered into between the Company, Acquisition Sub and Continental (see Note 3). The 2,248,000 9-year options to purchase shares of common stock at $1.423 per share are subject to a vesting schedule based on the stock option holder's continued employment and services. For the nine months ended September 30, 2012, the Company recognized stock based compensation of $1,222,495 which represents the portion of the vested replacement option awards attributable to post-combination services due to the assumption of the stock options of Continental which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees). These options were valued on the grant date at $1.11 per option using a Black-Scholes option pricing model with the following assumptions: stock price of $1.10 per share, volatility of 196%, expected term of 10 years, and a risk free interest rate of 2.99%. At September 30, 2012, there was a total of $65,788 of unrecognized compensation expense related to these non-vested replacement option awards.

During the nine months ended September 30, 2012, 500,000 options were forfeited in accordance with the termination of employee relationships.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

On February 9, 2012, the holders of approximately 53% of the outstanding shares of the Company's common stock voted in favor of the adoption of the Company's 2012 Equity Incentive Plan (the " 2012 Plan").The Board approved the 2012 Plan on February 9, 2012, which reserves 40,000,000 shares of common stock for issuance thereunder in the form of qualified incentive stock options, non-qualified stock options and restricted stock grants, issuable to the Company's officers, directors, employees and consultants.

10,000,000 options were valued on February 9, 2012, the grant date, at approximately $0.45 per option or a total of $4,537,000 using a Black-Scholes option pricing model with the following assumptions: stock price of 0.49 per share, volatility of 110%, expected term of 10 years, and a risk free interest rate of 2.04%. For the nine months ended September 30, 2012, the Company recorded stock-based compensation expense of $4,537,000 in connection with the fully vested options granted to the Company’s CEO.

On March 6, 2012, the Company granted an aggregate of 1,100,000 10-year options to purchase shares of common stock at $0.45 per share, the market price on the date of issuance, which vests 25% on date of issuance; 25% on each of December 31, 2012; December 31, 2013 and December 31, 2014 to two employees and a consultant of the Company. The 1,100,000 options were valued on the grant date at approximately $0.41 per option or a total of $448,690 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.45 per share, volatility of 103%, expected term of 10 years, and a risk free interest rate of 1.98%. For the nine months ended September 30, 2012, the Company recorded stock-based compensation and stock-based consulting expense of $180,405 and $105,374, respectively.

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

The 12,000,000 options were valued on the grant date at approximately $0.39 per option or a total of $4,633,200 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.46 per share, volatility of 105%, expected term of 6 years, and a risk free interest rate of 0.89%.In April 2012, the Company paid the one-time payment of $200,000 to Mr. Honig pursuant to the Consulting Agreement. For the nine months ended September 30, 2012, the Company recorded stock-based compensation of $4,633,200.

On June 18, 2012, the Company granted an aggregate of 6,000,000 10-year options to purchase shares of common stock exercisable at $0.34 per share to the Company’s CEO and Barry Honig, a director of the Company. The 6,000,000 options were valued on the grant date at approximately $0.28 per option or a total of $1,660,200 using a Black-Scholes option pricing model with the following assumptions: stock price of 0.34 per share, volatility of 107%, expected term of 6 years, and a risk free interest rate of 0.69%. For the nine months ended September 30, 2012, the Company recorded stock-based compensation expense of $1,660,200 in connection with these fully vested options.

On June 18, 2012, the Company granted an aggregate of 2,700,000 10-year options to purchase shares of common stock at $0.34 per share which vests 25% on date of issuance; 25% on each of December 31, 2012; December 31, 2013 and December 31, 2014 to David Rector, a director of the Company, three employees and three consultants of the Company. The 2,700,000 options were valued on the grant date at approximately $0.28 per option or a total of $747,090 using a Black-Scholes option pricing model with the following assumptions: stock price of $034 per share, volatility of 107%, expected term of 6 years, and a risk free interest rate of 0.69%. For the nine months ended September 30, 2012, the Company recorded stock-based compensation and stock-based consulting expense of $191,173 and $152,938, respectively.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

In September 2012, the Company granted 300,000, 10 year options to purchase shares of common stock to an employee and 150,000, 4 year options to purchase shares of common stock to a consultant at exercise prices ranging between $0.31 to $0.36 per share pursuant to an employment and consulting agreement. These options were subject to vesting periods per the terms of their agreement. The 450,000 options were valued on the grant date ranging from approximately $0.24 to $0.28 per option or a total of $119,895 using a Black-Scholes option pricing model with the following assumptions: stock price ranging from $0.31 to $0.36 per share, volatility ranging from $99% to 103%, expected term of 4 to 6 years, and a risk free interest rate of 0.62% to 0.67%. For the nine months ended September 30, 2012, the Company recorded stock-based compensation and stock-based consulting expense of $28,080 and $12,195, respectively.

At September 30, 2012, there was a total of $626,936 of unrecognized compensation expense related to these non-vested option-based compensation arrangements under the 2012 Plan and $24,390 of unrecognized compensation expense outside the 2012 Plan.

Common Stock Warrants

A summary of the status of the Company's outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	35,603,142	$2.64	3.94
Granted	20,449,150	0.46	4.20
Cancelled	(32,430,954)	2.83	3.86
Forfeited	—	—	—
Exercised	(11,399,150)	0.42	4.64
Balance at September 30, 2012	12,222,188	$0.55	2.52

Warrants exercisable at September 30, 2012	12,222,188	$0.55	2.52

Weighted average fair value of options granted during the nine months ended September 30, 2012		$0.37

Below is a summary of the Company’s stock warrants issued during the period then ended is as follows:

	Number of Warrants Issued	Weighted Average Exercise Price
Shareholder Issuance - January 2012 through February 2012 (Note 12)	1,118,750	$0.60
Stock Purchase Agreement- February 23, 2012 (Note 12)	8,750,000	0.40
Platinum Note Modification Agreement – February 23, 2012 (Note 7)	4,144,320	0.40
Lakewood Note Modification Agreement – February 23, 2012 (Note 7)	1,036,080	0.40
Issuance to a Consultant – March 6, 2012 (Note 12)	400,000	0.45
Victoria Gold and Victoria Resources – April 5, 2012 (Note 5)	5,000,000	0.60

Warrants issued during the nine months ended September 30, 2012	20,449,150	$0.46

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

Below is a summary of the Company’s stock warrants exercised during the period then ended is as follows:

	Number of Warrants Exercised	Weighted Average Exercise Price
Platinum and Lakewood Note Modification- February 23, 2012 (Note 7)	5,180,400	$0.40
Stock Purchase Agreement- February 23, 2012 (Note 12)	5,250,000	0.40
Shareholder Exercise – January 2012 through February 2012 Issuance (Note 12)	968,750	0.60

Warrants exercised during the nine months ended September 30, 2012	11,399,150	$0.42

On July 22, 2011, the Company granted 2,248,000 stock options and warrants to purchase 41,566,999 shares of common stock pursuant to an asset purchase agreement entered into between the Company, Acquisition Sub, and Continental (see Note 3). The assumption of stock warrants was replaced with the Company’s 3,200,000 4.5-year warrants to purchase shares of common stock at $2.835 per share granted to an affiliated company and its assignees which are subject to a vesting schedule based on the warrant holder's continued services and the Company’s 38,366,999 (ranging from 5 months to 4.60 years) warrants to purchase shares of common stock at an exercise price of $2.835 which were related to private placement sale of the Company’s common stock. For the nine months ended September 30, 2012, the Company recognized stock based compensation of $165,730 which represents the portion of the vested replacement warrants awards attributable to post-combination services due to the assumption of the stock warrants of Continental which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees). These warrants were valued on the grant date at $1.11 per option using a Black-Scholes option pricing model with the following assumptions: stock price of $1.10 per share, volatility of 193%, expected term of 10 years, and a risk free interest rate of 1.56%.

Between January and February 2012, the Company sold an aggregate of 2,237,500 Units with net proceeds to the Company of $847,500. Each Unit was sold for a purchase price of $0.40 per Unit and consisted of: (i) one share of Common Stock and (ii) a two-year warrant to purchase 50% (1,118,750 warrants) of the number of shares of Common Stock purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events. The warrants may be exercised at any time on a cashless basis at 100% of the closing price for the Common Stock on the business day immediately prior to the date of exercise. In March 2012, the Company issued 336,974 shares of common stock in connection with the exercise of these 968,750 stock warrants on a cashless basis.

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

On February 23, 2012, as previously discussed, in connection with a Note Modification Agreement, the Company issued warrants to purchase an aggregate of 4,144,320 shares of Common Stock to Platinum and warrants to purchase an aggregate of 1,036,080 shares of Common Stock to Lakewood (see Note 7). The warrants may be exercised at any time, in whole or in part, at an exercise price of $0.40 per share until the fifth anniversary of their issuance. The warrants may be exercised on a cashless basis at any time. In February 2012, the Company issued 2,925,601 shares of common stock in connection with the exercise of these 5,180,400 stock warrants on a cashless basis.

On March 6, 2012, the Company issued a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price equal to the market price of the Company’s common stock on the date of issuance or at $0.45 per share to a consultant in consideration for services rendered. The 400,000 warrants were valued on the grant date at approximately $0.41 per option or a total of $163,155 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.45 per share, volatility of 110%, expected term of 10 years, and a risk free interest rate of 1.98%. For the nine months ended September 30, 2012, the Company recognized stock based consulting of $163,155.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

On April 5, 2012, the Company issued to Victoria Gold. and Victoria Resources (US) Inc. 10 million shares of the Company’s common stock, and a 2 year warrant to purchase 5 million shares of Common Stock at a purchase price of $0.60 per share in connection with the acquisition of rights to approximately 13,300 acres of mining claims and private lands adjacent to the Company’s landholdings at the Relief Canyon Mine in Pershing County, Nevada (see Note 5). The 5 million warrants were valued on the grant date at approximately $0.22 per warrant or a total of $1,109,441 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.46 per share, volatility of 105%, expected term of 2 years, and a risk free interest rate of 0.35%. For the nine months ended September 30, 2012, the Company recorded the value of such shares and warrants into mineral rights as reflected in the accompanying consolidated balance sheets. The Warrant may be exercised in whole, or in part, at any time by means of a “cashless” exercise. In the event of an “Organic Change”, as defined in the Warrant, the Company may elect to: (i) require the holder to exercise the Warrant prior to the consummation of such Organic Change or (ii) secure from the person or entity purchasing such assets or the successor resulting from such Organic Change, a written agreement to deliver to the holder, in exchange for the Warrant, a warrant of such acquiring or successor entity.

NOTE 13 – NET LOSS PER COMMON SHARE

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months ended September 30, 2012	For the Three Months ended September 30, 2011	For the Nine Months ended September 30, 2012	For the Nine Months ended September 30, 2011
Numerator:
Loss from continuing operations	$(5,078,909)	$(14,574,730)	$(45,542,658)	$(17,260,264)
Loss from discontinued operations, net of tax	$—	$(1,874,969)	$(50,298)	$(2,995,376)

Denominator:
Denominator for basic and diluted loss per share
(weighted-average shares)	256,619,449	113,594,049	206,120,456	49,198,517

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.02)	$(0.13)	$(0.22)	$(0.35)
Loss from discontinued operations	$(0.00)	$(0.02)	$(0.00)	$(0.06)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on our loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all anti-dilutive securities are excluded.

	September 30, 2012	September 30, 2011
Common stock equivalents:
Stock options	35,298,000	4,398,000
Stock warrants	12,222,188	41,566,999
Convertible preferred stock	—	15,318,792
Convertible promissory notes embedded conversion feature	—	20,181,208
Total	47,520,188	81,464,999

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 14 – DISCONTINUED OPERATIONS

In September 2011, the Company decided to discontinue its sports and entertainment business and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation. On September 1, 2011, the Company disposed its Empire subsidiary pursuant to a stock purchase agreement by and between the Company, Empire and CII. Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011. Pursuant to the stock purchase agreement, the Company agreed to sell Empire to CII, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 which was payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to the Company which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered subsidiaries of the Company. As of September 30, 2012, the Company has not collected such note from CII. Accordingly, as of September 30, 2012 and December 31, 2011, this note receivable, net of allowance for bad debt of $500,000, amounted to $0.

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of the sports and entertainment business. The carrying amounts of the major classes of these assets and liabilities are summarized as follows:

	September 30, 2012	December 31, 2011
Assets:
Accounts receivable, net	$—	$44,300
Notes and loan receivable	—	16,750
Assets of discontinued operations	$—	$61,050

Liabilities:
Accounts payables and accrued expenses	$—	$21,622
Liabilities of discontinued operations	$—	$21,622

The following table sets forth for the nine months ended September 30, 2012 and 2011 indicated selected financial data of the Company’s discontinued operations of its sports and entertainment business.

	For the Nine Months ended September 30, 2012	For the Nine Months ended September 30, 2011
Revenues	$—	$3,071,562
Cost of sales	—	5,115,717
Gross profit	—	(2,044,155)
Operating and other non-operating expenses	(50,298)	(2,005,767)

Loss from discontinued operations	$(50,298)	$(4,049,922)

The disposal of discontinued operations was included in loss from discontinued operations during the nine months ended September 30, 2011 and is calculated as follows:

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

SEPTEMBER 30, 2012

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Litigation

Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952)

On February 7, 2012, the Company obtained a copy of a complaint filed in the United States District Court for the Southern District of New York (the “Complaint”) entitled Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952). Relief Gold alleges various causes of action including breach of contract, intentional interference with contract, intentional interference with prospective business relationship/economic relations, misappropriation of trade secrets and unjust enrichment, related to the Company’s acquisition on August 30, 2011 of the assets of the Relief Canyon Mine pursuant to Chapter 11 of the Bankruptcy Code. Relief Gold seeks money damages and to enjoin Sagebrush, Honig, Rector and GAC from exercising its rights and privileges gained or acquired as a result of any alleged unlawful conduct, including any management rights over GAC or the assets acquired by GAC as a result of the alleged wrongful conduct of the other defendants. Relief Gold further seeks to disgorge the profits, benefits and any other advantages gained by reason of the alleged unlawful conduct. On September 18, 2012, a stipulation and order to transfer the case to the Northern District of Nevada was filed and the case was transferred to said court.

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

2013	$44,713
2014	46,306
2015 and thereafter	27,186
$118,205

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 16 – SUBSEQUENT EVENTS

In October 2012, the Company sold an aggregate of 2,300,000 shares of Amicor’s common stock under a private transaction and generated net proceeds of $345,000 or $0.15 per share (see Note 4).

In October 2012, the Company issued warrants to purchase an aggregate of 124,560 shares of the Company’s common stock at an exercise price of $0.60 per share to the designees of a placement agent in consideration for services rendered in connection with private placements that occurred between October 2011 and February 2012. The warrants expire on February 21, 2014.

In October 2012, the Company entered into an Assignment of Rights and Assumption of Obligation Agreement with Barry Honig whereby the Company assigned and transferred the rights arising under the Separation Agreement and General Release executed on March 28, 2011 and Agreement for Payment of Future Proceeds executed in April 2011 (collectively the “Agreement”). The Agreement is in connection with debts and obligations owed by Gregory Cohen, the former President of the Company. In consideration for the assumption by Mr. Honig of all obligations owned by the Company under the Agreement, Mr. Honig shall reduce the outstanding principal note due to him by $33,500. The remaining outstanding principal note due to Mr. Honig amounted to $486,250 after such Assignment of Rights and Assumption of Obligation Agreement.

In November 2012, the Company collected $300,000 of the note receivable from Valor Gold. The remaining outstanding principal balance of the note receivable amounted to $200,000 after the receipt of payment.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pershing Gold Corporation and its subsidiaries (“Pershing Gold”; the “Company” or “we”) is a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada. We are currently focused on exploration at our Relief Canyon properties in Pershing County in northwestern Nevada.

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

Overview

During the first quarter of 2012, our management decided to focus on exploration at our Relief Canyon properties and to reduce our interests in or divest our other exploration properties. During the second quarter of 2012, we acquired additional properties to expand our Relief Canyon properties and completed the divestiture of all exploration properties not related to our Relief Canyon properties. During the third quarter of 2012, we continued to focus our exploration activities and concentrate our resources on our Relief Canyon properties. An overview of our progress during the third quarter 2012 is provided below.

Relief Canyon Mine. We completed the final phase of drilling for 2012 with an additional 83 holes comprising approximately 27,300 feet. This drilling was on land adjacent to the current deposit in order to extend and upgrade the existing deposit. Total holes drilled under our Phase I and II exploration programs were 127 drill holes comprising approximately 61,100 feet, including the drill holes on our Relief Canyon Expansion Properties discussed below.

In addition to the drilling, we continued baseline geologic mapping of the mine pits, geochemical and geophysical testing to identify new drill-ready targets.

Relief Canyon Expansion Properties. Through September 2012 we drilled four holes comprising approximately 3,000 feet and performed soil sampling, and geochemical and geophysical testing to identify new drill-ready targets on our combined land position of approximately 25 square miles along the Humboldt Range, both north and south of the Relief Canyon Mine area.

Recommissioning Relief Canyon Processing Facility. We have begun limited work under this initiative to date. During the third quarter of 2012, we performed annual testing of the process area (plant start-up and shake down) and crusher (ran test ore through the crusher) which helps us identify necessary repairs and improvements needed in order to recommission those components of the overall processing facility.

On November 14, 2012, we had 256,619,449 shares of common stock outstanding, warrants to purchase 12,222,188 shares of common stock at an average exercise prices of $0.55 per share outstanding and no shares of preferred stock outstanding.

Results of Operations

In September 2011, we decided to discontinue our sports and entertainment business and to focus on gold exploration. Prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation and all transactions relating to our sports and entertainment business are included in discontinued operations.

For the results of continuing operations discussed below, we compare the results from operations for the three month period ended September 30, 2012 to the results of operations for the three month period ended September 30, 2011 and for the nine month period ended September 30, 2012 to the results of operations for the nine month period ended September 30, 2011.

Net Revenues

We are an exploration stage company and accordingly have not generated any revenues for the three and nine months ended September 30, 2012 and 2011.

Operating Expenses

Total operating expenses for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, were approximately $5.4 million and $4.6 million, respectively. The $0.8 million increase in operating expenses for the three month period ended September 30, 2012 includes approximately $2.4 million of compensation expense related primarily to stock based compensation expense of approximately $2.0 million and other expenses for hiring our executive and management employees and support staff; $1.8 million in exploration expense on our Relief Canyon properties, $0.8 million in general and administrative expenses primarily for public company expenses and litigation and $0.4 million in consulting fees primarily related to financing and investor relations matters.

Total operating expenses for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, were approximately $27.2 million and $5.9 million, respectively. The $21.3 million increase in operating expenses for the nine month period ended September 30, 2012 includes approximately $17.2 million of compensation expense related primarily to stock based compensation expense of $15.7 million and other expenses for hiring our executive and management employees and support staff; $4.8 million in exploration expense on our Relief Canyon properties, North Battle Mountain and Red Rock properties, $3.1 million in general and administrative expenses primarily for public company expenses and litigation and $2.0 million in consulting fees primarily related to financing and investor relations matters.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of approximately $5.4 million and $4.6 million, respectively, for the three months ended September 30, 2012 and 2011. We reported an operating loss from continuing operations of approximately $27.2 million and $5.9 million, respectively, for the nine months ended September 30, 2012 and 2011. The increases in operating losses were due to the increases in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately $0.4 million and $(9.9) million for the three months ended September 30, 2012 and 2011, respectively. The change is primarily attributable to transactions during the prior three month period associated with the $4.8 million of settlement expenses in connection with the issuance of common stock for the cancellation of our warrants originally issued to Continental warrant holders, derivative related expenses of approximately $3.5 million, interest expense of $1.7 million; offset in part by $0.4 million of realized gain from the sale of our available for sale securities.

Total other expense was approximately $18.3 million and $11.4 million for the nine months ended September 30, 2012 and 2011, respectively. The increase is primarily attributable to $11.0 million in interest expense attributable to the amortization of debt discounts and deferred financing cost of approximately $8.0 million of convertible notes converted on March 30, 2012 and interest expense in connection with the issuance of common stock and warrants pursuant to a note modification agreement, $4.9 million of settlement expense in connection with the cancellation of warrants originally issued to Continental warrant holders, and $4.8 million due to the conversion of the $8.0 million senior convertible notes to our common stock and Series D Cumulative Convertible Preferred Stock and $1.5 million increase in fair value of derivative liability on the $8.0 million senior convertible notes, offset in part by $0.8 million realized gain from sale of our available for sale securities, $0.9 million income resulting from the consideration paid by Amicor in its Option to acquire our uranium exploration properties and $2.5 million other income resulting from the consideration received from the sale of gold exploration properties to Valor Gold.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately $5.1 million for the three months ended September 30, 2012 as compared to a net loss of $16.5 million for the three months ended September 30, 2011. We reported a net loss of approximately $45.6 million for the nine months ended September 30, 2012 as compared to a net loss of $20.3 million for the nine months ended September 30, 2011.

Liquidity and Capital Resources

At December 31, 2011, our cash and cash equivalents totaled approximately $3.7 million compared to $1.5 million at September 30, 2012. During the nine months ended September 30, 2012, we received net proceeds of $7.3 million from the sale of common stock and preferred stock and proceeds of approximately $0.5 million from issuance of a note payable, $0.9 million from payment received on a note receivable from Amicor. These amounts were partly offset by approximately $4.8 million in exploration costs, and $3.1 million general and administrative expenses. We also reduced our debt from approximately $9.3 million to approximately $0.6 million, due to conversion of our $8.0 million senior convertible notes and $1.0 million secured convertible note to common stock and Series D Convertible Preferred Stock, which was partially offset by issuance of a $0.5 million note.

Our 2012 exploration program is nearly complete. We spent $4.8 million on exploration activities during the nine months ended September 30, 2012 and anticipate spending approximately $0.4 million for the remainder of 2012. Although we expect to have the funds necessary to execute the remainder of our 2012 exploration program, we will require external funding not only to pursue our exploration program but also to maintain our operations beginning in 2013. Our forecasted total costs for exploration in 2013 is $3.6 million with approximately $3.0 million expected to be spent to expand the deposit and move toward commencing mining at the Relief Canyon Mine property and $0.6 million to be spent on exploration at the Relief Canyon expansion properties.

In addition to our exploration program, we are preparing to recommission the gold processing facility on the Relief Canyon Mine site, which is currently in a care and maintenance status. We expect the cost to recommission the facility will be approximately $2.6 million, and our goal is to have it recommissioned by the end of 2013.

Our estimated total cost for 2013 for exploration, permitting, landholding, facilities recommissioning and general and administrative is approximately $13 million. Currently, our main objective is to expand the existing deposit and recommence mining from the existing Relief Canyon Mine. We consider exploration expenditures at our Relief Canyon expansion properties and recommissioning the Relief Canyon processing facility to have a lower priority than exploration expenditures at Relief Canyon Mine. If we do not receive adequate funding we would reduce, postpone, or cancel expenditures at our Relief Canyon expansion properties and Relief Canyon processing facility before reducing, postponing, or cancelling exploration activity at Relief Canyon Mine. If financing is not available, we would be required to preserve our cash by reducing exploration activities at Relief Canyon Mine and general and administrative expenses, and possibly cease operations.

We will require funding for the entirety of the amount that we spend in 2013. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans and possibly cease our operations.

We have no revenues and do not expect to have revenues for at least the remainder of 2012 and 2013. Therefore our future operations are dependent on our ability to secure additional external funding or through financing activities. Funding may not be available on acceptable terms or at all.

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

The following table summarizes our contractual obligations as of September 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
Contractual Obligations:	Total	Less than 1 year	1-3 Years	4-5 Years	6-10 Years
Note payable– related party	$519,750	$519,750	$—	$—	$—
Note payable- unrelated party	90,225	5,759	63,349	21,117	—
Office lease agreement – Lakewood, Colorado	118,205	11,054	107,151	—	—
Work and direct drilling commitment under the 2006 Mineral lease agreement with Newmont*	4,500,000	—	1,000,000	1,000,000	2,500,000

Total Contractual Obligations	$5,228,180	$536,563	$1,170,500	$1,021,117	$2,500,000

*Starting in June 2014, we will be required to spend $0.5 million annually on exploration expenditures or pay Newmont rental payments of $10 per acre per year. The rental payments will escalate by 5% per year. Under the current terms of the 2006 Mineral lease agreement, the annual rental starting in 2014, if we elected not to or failed to incur at least $0.5 million in exploration expenditures per year, would be approximately $0.1 million.

Significant Accounting Policies

We did not adopt any new accounting standards during the quarter ended September 30, 2012 nor were there any new accounting pronouncements during the period that would have an impact on our financial position or results of operation.

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

With respect to the quarterly period ended September 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of September 30, 2012 and that the failure to have multiple levels of transaction review due to limited personnel constitutes a significant deficiency in internal controls. To the extent possible, we plan to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

Relief Gold

Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952)

On February 7, 2012, the Company obtained a copy of a complaint filed in the United States District Court for the Southern District of New York (the “Complaint”) entitled Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952). Relief Gold alleges various causes of action including breach of contract, intentional interference with contract, intentional interference with prospective business relationship/economic relations, misappropriation of trade secrets and unjust enrichment, related to the Company’s acquisition on August 30, 2011 of the assets of the Relief Canyon Mine pursuant to Chapter 11 of the Bankruptcy Code. Relief Gold seeks money damages and to enjoin Sagebrush, Honig, Rector and GAC from exercising its rights and privileges gained or acquired as a result of any alleged unlawful conduct, including any management rights over GAC or the assets acquired by GAC as a result of the alleged wrongful conduct of the other defendants. Relief Gold further seeks to disgorge the profits, benefits and any other advantages gained by reason of the alleged unlawful conduct. On September 18, 2012, a stipulation and order to transfer the case to the Northern District of Nevada was filed and the case was transferred to said court.

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

We are an exploration stage company and have only recently commenced exploration activities on our claims. We reported a net loss for the year ended December 31, 2011 and subsequent quarters to date, and expect to incur operating losses for the foreseeable future.

Our evaluation of our Relief Canyon properties are primarily based on historical exploration data. In addition, our exploration programs are in their early stages. Accordingly, we are not yet in a position to estimate expected amounts of minerals, yields or values or evaluate the likelihood that our business will be successful. We have not earned any revenues from mining operations. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We reported a net loss of approximately $25.0 million for the year ended December 31, 2011 as compared to a net loss of $2.0 million for the period from February 10, 2010 (inception) to December 31, 2010. We reported a net loss of approximately $5.1 million for the quarter ended September 30, 2012 and $46.0 million for the nine months ended September 30, 2012. We expect to incur significant losses into the foreseeable future and our monthly “burn rate” for general and administrative costs (including all employee salaries, public company expenses and consultants) is approximately $600,000. Our monthly burn rate for all costs during each month of the fourth quarter 2012 is expected to be approximately $900,000 (including exploration and facilities recommissioning). We expect to spend approximately $4.8 million in exploration in 2012, and our estimated exploration costs for 2013 are $3.6 million. If we are unable to raise external funding, and eventually generate significant revenues from our claims and properties, we will not be able to earn profits or continue operations. We have no production history upon which to base any assumption as to the likelihood that we will prove successful, and it is uncertain that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

The mining industry is capital intensive and we may be unable to raise necessary funding.

We estimate that we will require approximately $2.7 million to operate and explore during the fourth quarter of 2012. These expenses include approximately $1.8 million for general and administrative costs, $700,000 for exploration, and $175,000 for permitting and property maintenance costs. Our estimated total cost for 2013 for exploration, permitting, landholding, facilities recommissioning and for general and administrative costs is approximately $13 million. We will need to obtain additional funding to fund operations and exploration. We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the market price of our common stock, resulting in possible further dilution to the book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

Unanticipated problems or delays in recommissioning our gold processing facility may negatively affect our operations.

If our processing facility recommissioning plans are threatened or delayed because we are unable to finance it or for other reasons, our business may experience a substantial setback. Prolonged problems may fatally threaten the commercial viability of our planned facilities. Moreover, the occurrence of significant unforeseen conditions or events in connection with the processing facility may require us to re-examine the thoroughness of our due diligence and planning processes. Any change to management's evaluation of the viability of the project could have a material adverse effect on our business, consolidated financial condition or results of operations.

Projected recommissioning and financing costs for the processing facility may also increase to a level that would make these facilities too expensive to recommission or unprofitable to operate. Currently we expect the total cost to recommission the facility will be approximately $2.6 million. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices or materials, permitting delays, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, any of which could delay or prevent us from commencing operations. Any of these factors could have a material adverse effect on our business, consolidated financial conditions or results of operations.

Our chief financial officer lacks professional experience and technical training in the mining industry.

Our chief financial officer lacks professional experience and technical training in the mining industry. Mr. Wasserman’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. As a result, our operations, earnings, and ultimate financial success could suffer due to our chief financial officer’s lack of experience in the mining industry.

Our chief financial officer has not visited any of our properties and may have an incomplete understanding of our operations.

Our chief financial officer has not visited any of our properties and may have an incomplete understanding of our operations. Accordingly, Mr. Wasserman may not be fully aware of the details of operations as it relates specifically to our properties. This could have an adverse effect on our operations, earnings, and ultimate financial success and internal controls and procedures to the extent Mr. Wasserman makes or influences business decisions based on incomplete information.

We must make annual lease payments, advance royalty and royalty payments and claim maintenance payments or we will lose our rights to our property.

We are required under the terms of our property interests to make annual lease payments starting in 2014 and advance royalty and royalty payments each year. We are also required to make annual claim maintenance payments to the U.S. Bureau of Land Management (“BLM”)and pay a fee to Pershing County in order to maintain our rights to explore and, if warranted, to develop our unpatented mining claims. If we fail to meet these obligations, we will lose the right to explore for gold and other minerals on our property. Our total estimated annual property maintenance costs payable to the BLM for all of the unpatented mining claims and millsites in the Relief Canyon area in 2012 are approximately $160,000, which will remain approximately the same unless we acquire or dispose of some unpatented mining claims. Our total annual costs payable to county authorities is approximately $12,000.

Our business is subject to extensive environmental regulations which may make exploring, mining or related activities prohibitively expensive, and which may change at any time.

All of our operations are subject to extensive environmental regulations which can substantially delay exploration and make exploration expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties, including our plan to process gold at our processing facility. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration or other activities, and adversely affect our financial position. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine our properties and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities) and such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration and, if warranted, development activities may be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws. We have been required to post substantial bonds under various laws relating to mining and the environment and may in the future be required to post further bonds to pursue additional activities. For example, we must provide BLM and the Nevada Division of Environmental Protection Bureau of Mining Regulation and Reclamation (“NDEP”) additional financial assurance (reclamation bonds) to guarantee reclamation of any new surface disturbance required for drill roads, drill sites, or mine expansion. We have provided BLM and NDEP a reclamation bond in the amount of approximately $4.6 million for the Relief Canyon property, mineral processing facilities, ancillary facilities, and exploration roads and drill pads. Our preliminary estimate of the likely amount of additional financial assurance to conduct exploration is approximately $190,000. Our preliminary estimate of the likely amount of additional financial assurance to recommence mining operations is $75,000. We may be unable or unwilling to post such additional bonds which could prevent us from realizing any commercial mining success or commencing mining activities.

The government licenses and permits which we need to explore on our property may take too long to acquire or cost too much to enable us to proceed with exploration. In the event that we discover commercially exploitable deposits, we may face substantial delays and costs associated with securing the additional government licenses and permits which we will need to mine on our property which could preclude our ability to develop the mine. We are also seeking to amend the permit for our existing gold processing facility, which may be delayed.

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mining claims requires a permit to be obtained from the United States Bureau of Land Management, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. In addition, we are seeking amendments to our permits for our gold processing facility, in order to leach ores from other sites, and to add a gold recovery (stripping) system to the facility. If there are delays in obtaining the permit to leach ores from other sites, we would only be able to leach ores from the Relief Canyon Mine. If we make a future discovery of mineable reserves at the Relief Canyon expansion properties, we would seek an amendment to the permits for the Relief Canyon processing facility to expand the capacity of the leach pad and ponds to accommodate additional ore. If there are delays in obtaining the permit to add the gold recovery system, we would sell gold-loaded carbon to another facility that would recover/strip the gold. We estimate the cost of amending these permits will be less than $10,000. As with all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted, or may be granted in an acceptable timeframe or cost too much. Delays in or our inability to obtain necessary permits will result in unanticipated costs, which may result in serious adverse effects upon our business.

Our property title may be challenged. We are not insured against any challenges, impairments or defects to our mining claims or title to our other properties.

Our property is comprised primarily of unpatented lode mining claims and millsites located and maintained in accordance with the federal General Mining Law of 1872. Unpatented lode mining claims and millsites are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims and millsites is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations with which the owner of an unpatented mining claim or millsite must comply in order to locate and maintain a valid claim. If we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals. The uncertainty resulting from not having a title search or having the claims surveyed on our properties leaves us exposed to potential title defects. Defending any challenges to our property title would be costly, and may divert funds that could otherwise be used for exploration activities and other purposes. For example, on February 7, 2012, the Company obtained a copy of a complaint filed in the United States District Court for the Southern District of New York (the “Complaint”) entitled Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp. (“GAC”), Barry C. Honig, and David S. Rector (12 civ 0952). Relief Gold alleges various causes of action including breach of contract, intentional interference with contract, intentional interference with prospective business relationship/economic relations, misappropriation of trade secrets and unjust enrichment, related to the Company’s acquisition on August 30, 2011 of the assets of the Relief Canyon Mine pursuant to Chapter 11 of the Bankruptcy Code. Relief Gold seeks money damages and to enjoin Sagebrush, Honig, Rector and GAC from exercising its rights and privileges gained or acquired as a result of any alleged unlawful conduct, including any management rights over GAC or the assets acquired by GAC as a result of the alleged wrongful conduct of the other defendants. Relief Gold further seeks to disgorge the profits, benefits and any other advantages gained by reason of the alleged unlawful conduct. The Company disputes the allegations in the Complaint and believes the Complaint to be wholly without merit and is vigorously defending the claims.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2012, we issued 27,490,513 shares of common stock to an investor pursuant to the terms of the Conversion Agreement dated as of June 19, 2012 whereby such shareholder agreed to convert its shares of Series C Preferred Stock and Series D Preferred Stock and waive the beneficial ownership blocker on 61 days’ notice limiting such shareholder’s beneficial ownership of the Company’s securities to 9.99% of our issued and outstanding Common Stock. The 27,490,513 shares represent the balance of shares owed to the shareholder as a result of the lapse of the 61 day notice of waiver of the beneficial ownership blocker. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures. None.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

10.1	Form of Assignment of Claims and Assumption of Obligations Agreement*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

* Filed herein

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pershing Gold Corporation

Date: November 14, 2012	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Principal Financial and Accounting Officer)

