Form 10-K
period 2012-12-31
Pershing Gold Corp.
filed 2013-04-01
CIK 1432196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-54710

PERSHING GOLD CORPORATION
(Exact Name of Registrant as Specified in its Charter)

NEVADA (State of Incorporation or Organization)	26-0657736 (I.R.S. Employer Identification No.)

1658 Cole Boulevard Building 6 - Suite 210 Lakewood, Colorado (Address of principal executive offices)	80401 (Zip Code)

(877) 705-9357
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchanges Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the Company’s most recently completed second fiscal quarter was approximately $36,500,000.  The number of shares of common stock outstanding on March 27, 2013 was 273,292,023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2013 Annual Meeting of Stockholders or amendment to this Form 10-K are incorporated by reference in Part III of this annual report on Form 10-K.

References to “the Company,” “our,” “we,” or “us” mean Pershing Gold Corporation and, unless otherwise specified, its subsidiaries. Many of the terms used in our industry are technical in nature. We have included a glossary of some of these terms below.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this annual report on Form 10-K may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include statements relating to our plans, expectations and the timing and budget for exploration and monetization of our Relief Canyon properties, our expected cash needs, and statements concerning our financial condition, operating strategies and operating and legal risks.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, contain projections of 2014 production, expenditures or other matters, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

•
Risks related to the Relief Canyon properties, including our ability to advance gold exploration, our ability to discover any deposits of gold of other minerals which can be mined at a profit, maintaining our unpatented mining claims and millsites, our ability to obtain and maintain any necessary permits, consents, or authorizations needed to continue exploration, and our ability to raise the necessary capital to finance exploration and potential expansion;

•
Risks relating to the 2013 exploration and facilities recommissioning programs, including time required to determine if Relief Canyon expansion properties contain mineable reserves, the feasibility and economic viability of recommissioning the gold processing facility on the Relief Canyon Mine site, our ability to fund new construction and future exploration costs or purchase additional equipment, and our ability to amend permits, consents, or authorizations needed to advance exploration;

•	Our ability to acquire additional mineral targets;

•	Our ability to obtain additional external funding, sell or lease the rights to mine, or find a joint venture partner to advance our exploration programs;

•	Our ability to achieve any meaningful revenue;

•	Our ability to engage or retain geologists, engineers, consultants and other key management and mining personnel necessary to successfully operate and grow our business;

•	The volatility of the market price of our common stock or our intention not to pay any cash dividends in the foreseeable future;

•
Changes in any federal, state or local laws and regulations or possible challenges by third parties or contests by the federal government that increase costs of operation or limit our ability to explore on certain portions of our property;

•	Economic and political events affecting the market prices for gold and other minerals which may be found on our exploration properties; and

•	The factors set forth under “Risk Factors” in Item 1A of this annual report on Form 10-K.

Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risk and uncertainties. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this annual report on Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this annual report on Form 10-K.

GLOSSARY OF SELECTED MINING TERMS

The following is a glossary of selected mining terms used in this annual report on Form 10-K that may be technical in nature:

“Anomaly” means single or multiple elements that may be related to the presence of mineralization.

“Base Metal” means a classification of metals usually considered to be of low value and higher chemical activity when compared with the precious metals (gold, silver, platinum, etc.). This nonspecific term generally refers to the high-volume, low-value metals copper, lead, tin, and zinc.

“Breccia” means rock consisting of fragments, more or less angular, in a matrix of finer-grained material or of cementing material.

“Cane Springs formation” means a formation consisting of a thick bedded massive limestone, with local silty limestone units, the upper portion of which contains solution cavities and caves and is locally brecciated.

“Claim” means a mining interest giving its holder the right to prospect, explore for and exploit minerals within a defined area.

“Concentrate” means the clean product of ore or metal separated from its containing rock or earth by froth flotation or other methods of mineral separation.

“Deposit” means an informal term for an accumulation of mineral ores.

“Exploration Stage” means a U.S. Securities and Exchange Commission descriptive category applicable to public mining companies engaged in the search for mineral deposits and ore reserves and which are not either in the mineral development or the ore production stage.

“Feasibility Study” means an engineering study designed to define the technical, economic, and legal viability of a mining project with a high degree of reliability.

“Flotation” means the separating of finely crushed minerals from one another by causing some to float in a froth and others to remain in suspension in the pulp. Oils and various chemicals are used to activate, make floatable, or depress the minerals.

“Formation” means a distinct layer of sedimentary rock of similar composition.

“Grade” means the metal content of ore, usually expressed in troy ounces per ton (2,000 pounds) or in grams per ton or metric tonnes that contain 2,204.6 pounds or 1,000 kilograms.

“Heap Leach” means a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold, copper etc.; the solutions containing the metals are then collected and treated to recover the metals.

“Lode” means a classic vein, ledge, or other rock in place between definite walls.

“Mesozoic” means the era off geological time that began 250,000,000 years ago with the Triassic period and lasted about 185,000,000 years until the end of the Cretaceous period.

“Millsite” means a specific location of five acres or less on public lands that are non-mineral in character. Millsites may be located in connection with a placer or lode claim for mining and milling purposes or as an independent/custom mill site that is independent of a mining claim.

“Mineralization” means the concentration of metals within a body of rock.

“Mining” means the process of extraction and beneficiation of mineral reserves or mineral deposits to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves or mineral deposits are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

“Net Smelter Return Royalty” means a defined percentage of the gross revenue from a resource extraction operation, less a proportionate share of transportation, insurance, and smelting/refining costs.

“Open Pit” means a mine working or excavation open to the surface.

“Ore” means material containing minerals that can be economically extracted.

“Outcrop” means that part of a geologic formation or structure that appears at the surface of the earth.

“Paleozoic” means the era of geological time from about 540 to 245 million years ago.

“Precious Metal” means any of several relatively scarce and valuable metals, such as gold, silver, and the platinum-group metals.

“Probable Reserves” means reserves for which quantity and grade and/or quality are computed from information similar to that used for Proven Reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for Proven Reserves, is high enough to assume continuity between points of observation.

“Production Stage” means a project that is actively engaged in the process of extraction and beneficiation of mineral reserves or mineral deposits to produce a marketable metal or mineral product.

“Proven Reserves” means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

“Reclamation” means the process of returning land to another use after mining is completed.

“Recovery” means that portion of the metal contained in the ore that is successfully extracted by processing, expressed as a percentage.

“Reserves” means that part of a mineral deposit that could be economically and legally extracted or produced at the time of reserve determination.

“Sampling” means selecting a fractional part of a mineral deposit for analysis.

“Sediment” means solid fragmental material that originates from weathering of rocks and is transported or deposited by air, water, or ice, or that accumulates by other natural agents, such as chemical precipitation from solution or secretion by organisms, and that forms in layers on the Earth’s surface at ordinary temperatures in a loose, unconsolidated form.

“Sedimentary” means formed by the deposition of sediment.

“Stocks” means discordant igneous intrusion having a surface exposure of less than 40 square miles.

“Unpatented Mining Claim” means a mineral claim staked on federal or, in the case of severed mineral rights, private land (where the U.S. government has retained ownership of the locatable minerals) to which a deed from the U.S. government has not been received by the claimant. Unpatented claims give the claimant the exclusive right to explore for and to develop the underlying minerals and the right to use the surface for such purpose. However, the claimant does not own title to either the minerals or the surface, and the claim must include a discovery of valuable minerals to be valid and is subject to the payment of annual claim maintenance fees that are established by the governing authority of the land on which the claim is located.

“Vein” means a fissure, fault or crack in a rock filled by minerals that have traveled upwards from some deep source.

“Waste” means rock lacking sufficient grade and/or other characteristics of ore.

PART I

ITEMS 1 AND 2:  BUSINESS AND PROPERTIES

Overview

We are a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada. We are currently focused on exploration at our Relief Canyon properties in Pershing County in northwestern Nevada. None of our properties contain proven and probable reserves, and all of our activities on all of our properties are exploratory in nature.

Our principal offices are located in Lakewood, Colorado at 1658 Cole Boulevard, Building No. 6, Suite 210, Lakewood, Colorado 80401 and we have an exploration office at 1055 Cornell, P.O. Box 1033, Lovelock, Nevada 89419. Our telephone number is 877-705-9357.

Corporate Structure

We operate our business directly and also through our wholly-owned subsidiary, Gold Acquisition Corp., a Nevada corporation. Gold Acquisition Corp. owns and is conducting exploration on the Relief Canyon Mine property in northwestern Nevada and plans to recommission the related processing plant and equipment. Pershing Gold Corporation owns directly and plans to explore the Relief Canyon expansion properties adjacent to the Relief Canyon Mine property. We also have a subsidiary that holds a royalty interest and a subsidiary that is the borrower under a credit agreement.

Business Strategy

Our business strategy is to acquire and advance precious metals exploration properties. We seek properties with known mineralization that are in an advanced stage of exploration and have previously undergone some drilling but are under-explored, which we believe we can advance quickly to increase value.  We are currently focused on exploration on the Relief Canyon properties, commencing mining at the Relief Canyon Mine and recommissioning the Relief Canyon gold processing facility. We acquired the former Relief Canyon Mine property in August 2011, which includes a processing plant that could be used to process gold from mining operations. We refer to this property, plus 113 new unpatented mining claims that we located in mid-2012 on the eastern side of this property, as the Relief Canyon Mine property. We conducted an exploration drilling program on the Relief Canyon Mine property starting in 2011 that continued in 2012 and which we plan to continue in 2013, primarily focused on expanding the Relief Canyon Mine deposit. We expanded our Relief Canyon properties position in 2012 significantly with the acquisition of approximately 23,000 acres of unpatented mining claims.  We refer to these acquired properties of approximately 25 square miles along the Humboldt Range, both north and south of the Relief Canyon Mine property, as the “Relief Canyon expansion properties.” We refer to the Relief Canyon Mine property and Relief Canyon expansion properties collectively as the “Relief Canyon properties.” We plan to continue drilling to continue to expand the Relief Canyon Mine deposit.  We spent approximately $5.2 million on exploration activities in 2012, and we plan to spend approximately $3.2 million on exploration in 2013.

In addition to our exploration program, we are preparing to recommission the gold processing facility and ancillary support facilities on the Relief Canyon Mine site, which is currently in a care and maintenance status. We expect the cost to recommission the facility will be approximately $2.4 million, and our goal is to have it recommissioned by the end of 2013. Our estimated total cost for 2013 of exploration, permitting, landholding, facilities recommissioning and general and administrative is approximately $12.0 million, which includes the 2013 exploration and recommissioning amounts described above.  We expect to require external funding not only to pursue our exploration program but also to maintain our operations beginning in the third quarter of 2013.  There is no assurance that we will be able to raise capital on acceptable terms or at all.

We intend to continue to acquire additional mineral targets in Nevada and elsewhere at locations where we believe we have the potential to quickly expand and advance known mineralization and the potential to discover new deposits.

If, through our exploration program, we discover an area that may be able to be profitably mined for gold, we would focus most of our activities on determining whether that is feasible, including further delineation of the location, size and economic feasibility of a potential orebody. If our efforts are successful, we anticipate that we would seek additional capital through debt or equity financing to fund further development, or that we would sell or lease the rights to mine to a third party or enter into joint venture or other arrangements. There is no assurance that we could obtain additional capital or a willing third party.

Relief Canyon Properties

General

The Relief Canyon properties are presently our exclusive area of focus. The Relief Canyon properties contain approximately 25,000 acres and are comprised of approximately 1,100 unpatented mining claims, 120 millsite claims and leased and subleased private lands.

The below map shows the location of the Relief Canyon properties, which include the Relief Canyon Mine property owned by Gold Acquisition Corp., our wholly owned subsidiary, and the Relief Canyon expansion properties held directly by Pershing Gold Corporation.

Oregon
Idaho
84
80
Pershing County
RELIEF CANYON PROPERTIES
Utah
Nevada
California
5
15
Arizona
40

Lovelock Unionville
80
857
Coal Canyon Road
857
RELIEF CANYON PROCESSING FACILITIES
RELIEF CANYON MINE
LOVELOCK
Meridian
N
0 1 2 4 Miles

RELIEF CANYON PROPERTIES
PERSHING COUNTY, NEVADA

(Source: Pershing Gold Corporation March 2013)

RELIEF CANYON PROPERTIES

ROADS

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

Rock Formations and Mineralization. The Relief Canyon properties are located in Pershing County, Nevada at the southern end of the Humboldt Range. The range is underlain by a sequence of late Paleozoic- to Mesozoic-age volcanic and sedimentary rocks. Gold-bearing rocks at the Relief Canyon properties are primarily developed within breccia zones along the contact between the Grass Valley and Cane Springs Formations. Source: Nevada Composite Magnetic Anomaly Map, Nevada, USGS, 2006 by Mine Development Associates dated May 1, 2010.

Maintenance of Unpatented Claims at Relief Canyon. In order to maintain ownership of the unpatented mining claims and millsites at the Relief Canyon properties, we are required to make annual claim maintenance payments of $140 per claim or millsite to the U.S. Bureau of Land Management (“BLM”), and to record a notice of intent to hold in the county records, along with county recording fees of $10.50 per claim. Our total property maintenance costs for all of the unpatented mining claims and millsites for the Relief Canyon properties in 2013 is approximately $184,000.

Environmental Permitting Requirements. On unpatented claims with federally-owned surface, a “Notice of Intent” must be filed with the BLM for all activities involving the disturbance of five acres (two hectares) or less of the surface. A Notice of Intent includes information regarding the company submitting the notice, maps of the proposed disturbance, equipment to be utilized, the general schedule of operations, a calculation of the total disturbance anticipated, and a detailed reclamation plan and budget. A bond in US currency is required to ensure reclamation, and the amount is determined based on the estimated costs to reclaim and re-vegetate the disturbed acreage. BLM approval of the Notice is not required, but the bond calculation is required to be approved in writing by BLM before work can proceed. It is not necessary to file a Notice of Intent prior to work on private land.

Measurement of land disturbance is cumulative, and once five acres total has been disturbed and remains unreclaimed in one project area, a “Plan of Operations” must be filed and approved by the BLM before additional work can take place. The Plan of Operations also requires a cash bond and a reclamation plan.

We expect to spend approximately $900,000 on 2013 exploration permitting and reclamation bonding.

We have an authorized Plan of Operations from the BLM and a reclamation permit from the Nevada Division of Environmental Protection/Bureau of Mining Regulation and Reclamation (“NDEP”) that includes exploration drilling at the Relief Canyon Mine property. Future exploration activities may require amendments to these permits. Additionally, a new NDEP reclamation permit may be required for future exploration activities on the private lands within the Newmont Leased properties. We also anticipate that one or more Notices of Intent will be required from BLM for exploration work in 2013 on our unpatented mining claims in the Pershing Pass area of the Relief Canyon expansion properties, located to the south of the Relief Canyon Mine property.

In addition to the exploration permitting and reclamation bonding described above, we also expect to spend approximately $600,000 on mine permitting and reclamation bonding. The increase in the mine permitting and reclamation bonding budget reflects a bond increase due to inflation and resumption of mining and mineral processing.

We have provided BLM and NDEP with a reclamation bond in the amount of approximately $4.6 million that covers both exploration and mining at the Relief Canyon Mine property, including the three open-pit mines and associated waste rock disposal areas, the mineral processing facilities, ancillary facilities, and the exploration roads and drill pads. We would be required to provide BLM and NDEP additional financial assurance to guarantee reclamation of any new surface disturbance required to expand the mine or to conduct an expanded exploration drilling program. Our preliminary estimate of the likely amount of additional financial assurance for our exploration activities is approximately $190,000. Our preliminary estimate of the likely amount of additional financial assurance to re-start the mine is $75,000. These amounts are included in the 2013 estimates above.

Resumption of mining at Relief Canyon Mine may also require amendments to the BLM Plan of Operations and the NDEP reclamation permit. We anticipate that the existing permits can be amended to authorize mining above the water table; however, securing the necessary permits may take longer or cost more than anticipated. We expect BLM may require an Environmental Assessment prior to approving mining above the water table. Additional permitting would be required in the future to mine below the water table. BLM may require an Environmental Impact Statement to evaluate the impacts associated with mining below the water table.

The Relief Canyon heap leach processing facility is fully permitted. We may amend the permit for this facility to authorize processing of ores from sites other than the Relief Canyon Mine. We also plan to seek an additional permit to add a gold recovery (strip) circuit to the heap leach facility. We believe that the cost of amending these permits will total less than $10,000.

2013 Exploration and Facilities Recommissioning Programs

We are focused on three initiatives at our Relief Canyon properties:

Relief Canyon Mine

The main objective of the Company is to expand the existing deposit and commence mining at the existing Relief Canyon Mine. We have drilled a total of 126 drill holes comprising approximately 61,000 feet at the Relief Canyon Mine property, most of which were completed in 2012. This drilling was on land adjacent to the current deposit, and we were successful in expanding the deposit.  See “—Relief Canyon Mine Property”. We are also completing baseline geologic mapping of the mine pits.

We spent approximately $4.7 million on exploration activities at the Relief Canyon Mine in 2012. Our exploration plan for 2013 is to continue to concentrate our resources on the Relief Canyon Mine in order to refine our understanding of the deposit. We currently estimate that full year 2013 exploration costs at Relief Canyon Mine will be approximately $1.2 million. This amount is subject to change and also subject to obtaining adequate external financing. If we do not obtain adequate financing we will be required to curtail our planned exploration and also to delay or cancel the planned commencement of mining at Relief Canyon Mine in 2014.

Our target is to commence gold production in 2014 from newly mined ore, gold-bearing materials on the dumps, and/or toll ores from third parties. The reopening of the Relief Canyon Mine is dependent on obtaining sufficient external funding, obtaining permits, and expansion of the deposit as a result of our exploration efforts above the water table. Additional permitting would be needed to mine the deposit below the water table. There is no guarantee that we will produce gold in 2014 or at all.

Relief Canyon Expansion Properties

We are conducting generative exploration on the Relief Canyon expansion properties. In 2012, we generated targets through surface sampling, mapping, and geophysics at three specific projects in our Relief Canyon expansion properties: Pershing Pass, Pershing Packard, and South Relief.

In 2012 we drilled four holes comprising approximately 3,000 feet and performed soil sampling, and geochemical and geophysical testing to identify new drill-ready targets for approximately $500,000. Our exploration plan for 2013 is to continue to generate targets for future exploration. Our goal is to generate four drill-ready targets per year. We currently estimate that full year 2013 exploration costs will be $2,000,000. This amount would decrease if we do not obtain adequate financing, or increase if we have very good exploration results and obtain adequate financing. If we do not receive adequate external financing we will have to curtail, postpone or cancel exploration activities.

Because the Relief Canyon expansion properties are at an early stage of exploration, it will take at least several years to perform sufficient exploration to determine whether these properties contain mineable reserves that could be put into production in the future. Exploration costs in future years may increase or decrease depending on results and available funding.

We consider expenditures on our Relief Canyon expansion properties to have a lower priority than expenditures on the Relief Canyon Mine property. If we do not receive adequate funding, we would reduce, postpone or cancel expenditures at our Relief Canyon expansion properties before reducing, postponing or cancelling exploration activity at the Relief Canyon Mine property.

Recommissioning Relief Canyon Processing Facility

In June 2012 we began to prepare the Relief Canyon heap leach processing facility for recommissioning. The Relief Canyon processing facility was completed in 2008, is fully permitted, and is currently in a care and maintenance status.

We may amend the permits for this facility to authorize processing of ores from sites other than the Relief Canyon Mine, and we plan to amend the permits to add a gold recovery (strip) circuit. If we make a future discovery of mineable reserves at the Relief Canyon expansion properties, we would seek an amendment to the permits for the Relief Canyon processing facility to expand the capacity of the leach pad and ponds to accommodate additional ore. If there are delays in obtaining the permit or financing to add the gold recovery circuit, we would sell gold-loaded carbon to another facility that would recover/strip the gold.

In order to recommission the facility, we anticipate that our activities in 2013 will include construction on the site including building a lab facility and core shack, engineering, design and construction of the pollution control devices for the strip circuit, improving the computer system, and purchasing equipment such as crusher repair parts and start up supplies like lime and cyanide and testing existing equipment. Once the facility is recommissioned and amended permits are received, the Relief Canyon heap leach processing facility would be available to process newly mined ores from the Relief Canyon Mine, previously leached heaps, gold-bearing waste rocks on existing waste rock dumps, and potentially materials from other mines. We expect the total cost to recommission the facility will be approximately $2.4 million, and our goal is to have it recommissioned by the end of 2013. If we are unable to raise adequate external funding we would reduce, delay or cancel this recommissioning activity.

We consider expenditures on recommissioning the Relief Canyon processing facility to have a lower priority than expenditures on Relief Canyon Mine. If we do not receive adequate funding, we would reduce, postpone or cancel expenditures at our Relief Canyon processing facility before reducing, postponing or cancelling exploration activity Relief Canyon Mine.

Additional information regarding the Relief Canyon properties follows.

Relief Canyon Mine Property

Through our wholly-owned subsidiary, Gold Acquisition Corp., we own 164 unpatented lode mining claims and 120 unpatented millsite claims at the Relief Canyon Mine property. The property includes the Relief Canyon Mine and gold processing facility, currently in a care and maintenance status. The Relief Canyon Mine includes three open pit mines, heap leach pads comprised of six cells, two solution ponds and a cement block constructed adsorption desorption-recovery (ADR) solution processing circuit. The ADR type process plant consists of four carbon columns, acid wash system, stripping vessel, and electrolytic cells. The process facility was completed in 2008 and produced gold until 2009 by Firstgold Corp. The facilities are generally in good condition.

Adequate line power is available to the site to operate the existing process facility and ancillary facilities. There is a generator onsite to provide power for the crusher and a backup generator that could provide 100% of the required power for the process facility and heap leach operation in the event of power outages. Sufficient water rights to operate the facility have been appropriated with two operating and permitted wells serving current needs.

Gold was first discovered on the property by the Duval Corp. in 1979. Subsequent exploration was performed by various companies including Lacana Mining, Santa Fe Gold Corp., and Pegasus Gold Inc. Firstgold Corp. acquired the property in 1995 and explored and produced gold periodically from 1995 until 2009.  Firstgold Corp. filed for bankruptcy protection in January 2010, and in August 2011, pursuant to an order of the bankruptcy court, the Company (through a wholly owned subsidiary) purchased 100% of the Relief Canyon Mine property and related assets for an aggregate purchase price of $12.0 million cash paid at closing and $8.0 million of senior Notes issued to former creditors of Firstgold Corp. The Notes were redeemed in March 2012.

Most of the Relief Canyon Mine property is burdened by a production royalty equal to 2% of net smelter returns payable to Battle Mountain Gold Exploration LLC (now owned by Royal Gold).  We expanded the original property position by staking 113 new unpatented mining claims in 2012 on the eastern side of the property that are not burdened by this royalty.

Since acquisition of the Relief Canyon mine property, our exploration efforts have been focused primarily on expanding the known Relief Canyon Mine deposit. The following table sets forth the Company’s internal estimate of mineralized material at the Relief Canyon deposit at a cut-off grade of .0046 ounces of gold per ton was as follows:

Tons	Average gold grade
(000's)	(ounces per ton)
32,541,000	0.017

“Mineralized material” as used in this annual report, although permissible under SEC’s Guide 7, does not indicate “reserves” by SEC standards.   The Company cannot be certain that any part of the Relief Canyon deposit will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.”  Investors are cautioned not to assume that all or any part of the mineralized material will be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Relief Canyon Expansion Properties

In 2012, we expanded our property position around the Relief Canyon Mine property significantly, acquiring approximately 23,000 acres of additional properties, primarily to the northwest and south of the Relief Canyon Mine property.  In March 2012 we acquired approximately 9,700 acres of unpatented mining claims from Silver Scott Mines, Inc., and in April 2012 we acquired rights to approximately 13,300 acres of unpatented mining claims and private lands from Victoria Gold Corporation. We refer to approximately 12,000 acres of these combined properties located to the south of the Relief Canyon Mine property as the Pershing Pass property, further described below.

Newmont Leased Property

Approximately 8,900 acres of the lands that we acquired from Victoria Gold Corporation are a leasehold interest comprised of unpatented mining claims and private lands subject to a 2006 Mineral Lease and Sublease with Newmont USA Ltd., which we refer to as the Newmont Leased property. The western and southern edges of the south pit of Relief Canyon Mine are on a section of the private land within the Newmont Leased property. Sporadic exploration has previously occurred on the Newmont Leased property and there are a few old workings on portions of the properties.

The Newmont Leased property consists of 155 unpatented lode mining claims owned by Newmont comprising approximately 2,800 acres, approximately 4,900 acres of privately-owned fee minerals leased by Newmont from the owners, and 62 unpatented mining claims that were owned by Victoria within the Newmont Leased property and area of interest. The private lands have been leased by Newmont pursuant to three separate agreements (collectively, the “Underlying Mineral Leases”): (i) a Minerals Lease dated August 17, 1987 (the “1987 Minerals Lease”), between Southern Pacific Land Company and SFP Minerals Corporation (predecessor-in-interest to Newmont); (ii) a Mining Lease dated June 1, 1994 (the “1994 Mining Lease”), between The Atchison, Topeka and Santa Fe Railway Company and Santa Fe Pacific Gold Corporation (predecessor-in-interest to Newmont); and (iii) a Mining Lease dated March 23, 1999 (the “1999 Mining Lease”), between Nevada Land & Resource Company, LLC (successor-in-interest to the lessors) and Santa Fe Pacific Gold corporation (predecessor-in-interest to Newmont).

Newmont is the lessee and New Nevada Resources LLC (“NNR”), successor-in-interest to Nevada Land & Resource Company, LLC, is the lessor under the 1987 Minerals Lease and the 1994 and 1999 Mining Leases. The initial, or primary, terms of the Underlying Mineral Leases expire in 2012, 2014 and 2019, respectively. The 1987 Minerals Lease can be maintained beyond the end of its primary term so long as the lessee or sublessee is conducting exploration, development, mining or related activities on the property covered thereby, and the Company is performing this work. The 1994 and 1999 Mining Leases can be maintained beyond the end of their primary terms so long as the lessee or sublessee is conducting mining, development or processing operations on the properties covered thereby on a "continuous basis" (defined in the 1994 and 1999 Mining Leases to mean without a delay of more than 365 consecutive days, subject to suspension for force majeure or economic causes).

In order to maintain the 2006 Minerals Lease and Sublease with Newmont, we were required to spend approximately $0.8 million in direct drilling expenses on lands within the Newmont Leased properties by June 15, 2012, and we are required to spend $1.0 million in exploration expenses in 2013. We have satisfied both the 2012 and 2013 direct drilling work commitments. Starting in 2014, we will be required to spend $0.5 million on exploration expenditures or pay Newmont rental payments of $10 per acre per year. The rental payments will escalate by 5% per year. We have also satisfied the 2014 direct drilling work commitment and the majority of the 2015 commitment. Under the current terms of the 2006 Minerals Lease and Sublease, the annual rental for 2014, if we elect not to or fail to incur at least $0.5 million in exploration expenditures, would be approximately $0.1 million. We are also required to reimburse Newmont for advance royalty payments made by Newmont to the lessor each year under the underlying leases. For 2012 and 2013, that reimbursement amount is approximately $2,800.

Under the 2006 Minerals Lease and Sublease, if we decide to commence mine construction activities in anticipation of mining on any portion of the properties covered thereby (i.e., the properties subject to the area of interest shown on the above map of the Relief Canyon properties), we are required to notify Newmont and provide Newmont with a copy of a positive feasibility study covering the property on which we intend to commence production, as well as additional information. Newmont has the right at any time until we deliver a positive feasibility study on the Newmont Leased property that is subject to the Newmont area of interest and for a period of 90 days thereafter either (i) to elect to enter into a joint venture agreement with us covering all of the Newmont Leased properties and governing the development of the Newmont Leased properties going forward, which we refer to as the “Venture Option”, in which case Newmont is required to reimburse us for 250% of the expenditures incurred since March 29, 2006, and with respect to which Newmont would have a 51% participating interest and we would have a 49% participating interest, or (ii) if Newmont does not elect the Venture Option, to convey the Newmont Leased properties to us, reserving the 3% to 5% sliding scale net smelter returns royalty discussed in the following paragraph, and to receive a $1.5 million production bonus on the commencement of commercial production. The Relief Canyon Mine properties held by Gold Acquisition Corp. and 221 of the 283 unpatented mining claims acquired from Victoria Gold are not subject to the 2006 Minerals Lease and Sublease, including the Newmont area of interest.

Pursuant to the 2006 Minerals Lease and Sublease, we are subject to a 3% to 5% net smelter royalty tied to the gold price in the event Newmont elects not to pursue the Venture Option and quitclaims the claims and leased lands to us. The 5% net smelter royalty would apply if the monthly average gold price is equal to or greater than $400 per ounce. In addition, we are subject to a 2.5% net smelter returns royalty payable to the lessor, NNR, on approximately 800 acres of the Newmont Leased properties under the 1994 Mining Lease and a 3.5% net smelter returns royalty payable to the lessor, NNR, on approximately 495 acres of the Newmont Leased properties under the 1999 Mining Lease; these royalties would offset the Newmont royalty down to 2%.

Pershing Pass Property

The Pershing Pass property consists of over 700 unpatented mining claims covering approximately 12,000 acres and a mining lease covering approximately 600 acres.  The Pershing Pass property includes approximately 490 unpatented lode mining claims covering approximately 9,700 acres that we acquired from  Silver Scott Mines in March 2012 and approximately 283 unpatented lode mining claims covering about 5,660 acres owned directly by a Victoria Gold Corp. subsidiary prior to our purchase. Victoria Gold has reserved a 2% net smelter return production royalty on the 221 claims that are located outside the area of interest related to the Newmont Leased property, discussed above.   The Pershing Pass property also includes 17 unpatented mining claims acquired from a third party in April 2012 subject to a 2% net smelter return royalty, 17 unpatented mining claims that we located in mid 2012, and approximately 635 acres of private lands that we leased in January 2013.  The primary term of the lease is ten years, which may be extended as long as mineral development work continues on the property. Production from the lease is subject to a 2% net smelter return royalty on all metals produced other than gold, and to a royalty on gold indexed to the gold price, ranging from 2% at gold prices of less than $500 per ounce to 3.5% at gold prices over $1,500 per ounce. Prior to one year after commercial production, we can repurchase up to 3% of the royalty on gold production at the rate of $600,000 for each 1%.

2012 Property Dispositions

Disposition of Uranium Properties

In January 2012, we entered into an option agreement with American Strategic Minerals Corporation (“Amicor”) for the purchase of our uranium exploration properties and claims for a purchase price of $10.00 in consideration for the issuance of (i) 10 million shares of Amicor’s common stock and (ii) a six month promissory note in the aggregate principal amount of $1.0 million. Amicor exercised the option in June 2012. As of June 11, 2012, Amicor had repaid $930,000 towards the principal balance of the note and, as of January 29, 2013, we have fully divested all shares of Amicor’s common stock. None of our current operations are focused on uranium exploration and we do not plan to pursue exploration for uranium.

Disposition of Red Rock, North Battle Mountain and Centerra Properties

In May 2012, we entered into a merger agreement with Valor Gold Corp., pursuant to which Valor acquired our Red Rock, North Battle Mountain and Centerra gold exploration properties. In connection with this transaction, Mr. Leger, the lessor of our Red Rock and North Battle Mountain properties, granted to us a non-participating, non-executory perpetual royalty of one percent (1%) of the net smelter returns from those properties. We also received 25 million shares of Valor Gold Corp. common stock and a cash payment of $2.0 million.

Employees

We currently have 16 full-time employees and two part-time employees. We believe that our relations with our employees are good. In the future, if our activities grow, we may hire personnel on an as-needed basis. For the foreseeable future, we plan to engage geologists, engineers and other consultants as necessary.

Competition

We compete with other exploration companies for the acquisition of a limited number of exploration rights, and many of the other exploration companies possess greater financial and technical resources than we do. The mineral exploration industry is highly fragmented, and we are a very small participant in this sector. Many of our competitors explore for a variety of minerals and control many different properties around the world. Many of them have been in business longer than we have and have established more strategic partnerships and relationships.  We also compete with other exploration companies for the acquisition and retention of skilled technical personnel.

Our competitive position depends upon our ability to acquire and explore new and existing gold properties.  However, there is significant competition for properties suitable for gold exploration. Failure to achieve and maintain a competitive position could adversely impact our ability to obtain the financing necessary for us to acquire gold properties.  As a result, we may be unable to continue to acquire interests in attractive properties on terms that we consider acceptable. We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as drill rigs, bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to secure them.

Market for Gold

In the event that gold is produced from our property, we believe that wholesale purchasers for the gold would be readily available. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. Among the largest are Handy & Harman, Engelhard Industries and Johnson Matthey, Ltd. Historically, these markets are liquid and volatile.  In 2012, the London Fix AM high and low gold fixes were $1,790.00 and $1,537.50 per troy ounce, respectively.  Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including but not limited to:

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

If we proceed with the re-opening of the Relief Canyon Mine or otherwise find gold that is deemed of economic grade and in sufficient quantities to justify removal, we plan to seek additional capital through equity or debt financing to build a mine and processing facility, or enter into joint venture or other arrangements with large and more experienced companies better able to fund ongoing exploration and development work. Gold ore is typically mined and processed through a series of steps that produces a rough concentrate. This rough concentrate is then sold to refiners and smelters for the value of the minerals that it contains, less the cost of further concentrating, refining and smelting. Refiners and smelters then sell the gold on the open market through brokers who work for wholesalers including the major wholesalers listed above.

Compliance with Government Regulation

Various levels of governmental controls and regulations address, among other things, the environmental impact of mineral exploration operations and establish requirements for reclamation of mineral exploration properties after exploration operations have ceased. With respect to the regulation of mineral exploration, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various aspects of the operations, including health and safety standards. Legislation and regulations also establish requirements for reclamation and rehabilitation of mining properties following the cessation of operations and may require that some former mining properties be managed for long periods of time after mining activities have ceased.

Our exploration activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and related state laws in Nevada. Additionally, much of our property is subject to the federal General Mining Law of 1872, which regulates how mining claims on federal lands are located and maintained.

The State of Nevada, where we intend to focus our mineral exploration efforts, requires mining projects to obtain a Nevada State Reclamation Permit pursuant to the Mined Land Reclamation Act (the “Nevada MLR Act”), which establishes reclamation and financial assurance requirements for all mining operations in the state. New and expanding facilities are required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada MLR Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance on private lands.

As discussed above, we have an authorized Plan of Operations from the BLM and a Reclamation Permit NDEP, which authorizes our 2012 and 2013 drilling program at Relief Canyon. In addition, we may need to secure a new NDEP Reclamation Permit in order to conduct exploration activities on the private lands leased and subleased from Newmont. We plan to apply for additional required permits to conduct our exploration programs as necessary. These permits would be obtained from either the BLM or the NDEP. Obtaining such permits will require the posting of additional bonds for subsequent reclamation of disturbances caused by exploration. Delays in the granting of permits or permit amendments are not uncommon, and any delays in the granting of permits may adversely affect our exploration activities.

We do not anticipate discharging water into active streams, creeks, rivers and lakes because there are no bodies of water near the Relief Canyon project area. We also do not anticipate disturbing any endangered species or archaeological sites or causing damage to our property. Re-contouring and re-vegetation of disturbed surface areas would be completed pursuant to the applicable permits. The cost of reclamation work varies according to the degree of physical disturbance. It is difficult to estimate the future cost of compliance with environmental laws since the full nature and extent of our future activities cannot be determined at this time.

ITEM 1A:  RISK FACTORS

Investors in Pershing Gold should consider carefully in addition to the other information contained in, or incorporated by reference into, this Annual Report on Form 10-K, the following risk factors.

Risks Relating to Our Business

We have no proven or probable reserves on our properties and we do not know if our properties contain any gold or other minerals that can be mined at a profit.

The properties on which we have the right to explore for gold and other minerals are not known to have any deposits of gold or other minerals that can be mined at a profit. Whether a gold or other mineral deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the gold or other minerals which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. We are also obligated to pay production royalties on certain of our mining activities, including a net smelter royalty of 2% on production from our Relief Canyon Mine property acquired during 2011, which would increase our costs of production and make our ability to operate profitably more difficult.

We are an exploration stage company and have only recently commenced exploration activities on our claims. We reported a net loss for the year ended December 31, 2012, and expect to incur operating losses for the foreseeable future.

Our evaluation of our Relief Canyon properties is primarily based on historical exploration data. In addition, our exploration programs are in their early stages. Accordingly, we are not yet in a position to estimate expected amounts of minerals, yields or values or evaluate the likelihood that our business will be successful. We have not earned any revenues from mining operations. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, costs and expenses that may exceed current estimates and the requirement for external funding to continue our business. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We reported a net loss of approximately $49.1 million for the year ended December 31, 2012 and a net loss of approximately $60.7 million for the period from September 11, 2011 (inception) to December 31, 2012. We expect to incur significant losses into the foreseeable future and our monthly “burn rate” for general and administrative costs (including all employee salaries, public company expenses and consultants) is approximately $500,000. Our monthly burn rate for all costs during each month of the fourth quarter 2012 was approximately $700,000 (including exploration and facilities recommissioning). We spent approximately $5.2 million on exploration in 2012, and our estimated exploration costs for 2013 are $3.2 million. Our estimated facility recommissioning costs for 2013 are $2.4 million. If we are unable to raise external funding, and eventually generate significant revenues from our claims and properties, we will not be able to earn profits or continue operations. We have no production history upon which to base any assumption as to the likelihood that we will prove successful, and it is uncertain that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Exploring for gold and other minerals is inherently speculative, involves substantial expenditures, and is frequently non-productive.

Mineral exploration (currently our only business), and gold exploration in particular, is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other minerals that can be mined or extracted at a profit. Even if we do discover gold or other deposits, the deposit may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from actually mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological conditions, fires, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

The mining industry is capital intensive and we may be unable to raise necessary funding.

We spent approximately $2.1 million to operate and explore during the fourth quarter of 2012. These expenses include approximately $1.5 million for general and administrative costs, $400,000 for exploration, and $175,000 for permitting and property maintenance costs. Our estimated total cost for 2013 for exploration, permitting, landholding, facilities recommissioning and for general and administrative costs is approximately $12.0 million. We will need to obtain additional funding to fund operations and exploration. We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the market price of our common stock, resulting in possible further dilution to the book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

Unanticipated problems or delays in recommissioning our gold processing facility may negatively affect our operations.

If our processing facility recommissioning plans are threatened or delayed because we are unable to finance them or for other reasons, our business may experience a substantial setback. Prolonged problems may fatally threaten the commercial viability of our business plan. Moreover, the occurrence of significant unforeseen conditions or events in connection with the processing facility may require us to re-examine the thoroughness of our due diligence and planning processes. Any change to management’s evaluation of the viability of the project could have a material adverse effect on our business, consolidated financial condition or results of operations.

Projected recommissioning and financing costs for the processing facility may also increase to a level that would make these facilities too expensive to recommission or unprofitable to operate. Currently we expect the total cost to recommission the facility will be approximately $2.4 million. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices or materials, permitting delays, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, any of which could delay or prevent us from commencing operations. Any of these factors could have a material adverse effect on our business, consolidated financial conditions or results of operations.

We are a junior exploration company with no operating mining activities and we may never have any mining activities in the future.

Our business is exploring for gold and, to a lesser extent, other minerals. If we discover commercially exploitable gold or other deposits, we will not be able to make any money from mining activities unless the gold or other deposits are actually mined, or we sell our interest. Accordingly, we will need to seek additional capital through debt or equity financing, find some other entity to mine our properties or operate our facilities on our behalf, enter into joint venture or other arrangements with a third party, or sell or lease the property our rights to mine to third parties. Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. Such projects could experience unexpected problems and delays during development, construction and mine start-up. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. If and when we assume operational responsibility for mining on our properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to any potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. It is possible that we will choose to not be insured against this risk because of high insurance costs or other reasons.

We have a short operating history, have only lost money and may never achieve any meaningful revenue.

We acquired all of our property interests during the past 20 months. Our operating history consists of starting our exploration activities. We have no income-producing activities from mining or exploration. We have already lost money because of the expenses we have incurred in acquiring the rights to explore on our property and conducting our exploration activities. Exploring for gold and other minerals or resources is an inherently speculative activity. There is a strong possibility that we will not find any commercially exploitable gold or other deposits on our property. Because we are an exploration company, we may never achieve any meaningful revenue.

We must make annual lease payments, advance royalty and royalty payments and claim maintenance payments or we will lose our rights to our property.

We are required under the terms of our property interests to make annual lease payments starting in 2014 and advance royalty and royalty payments each year. We are also required to make annual claim maintenance payments to the U.S. Bureau of Land Management (“BLM”) and pay a fee to Pershing County in order to maintain our rights to explore and, if warranted, to develop our unpatented mining claims. If we fail to meet these obligations, we will lose the right to explore for gold and other minerals on our property. Our total annual property maintenance costs payable to the BLM for all of the unpatented mining claims and millsites in the Relief Canyon area in 2012 were approximately $170,000, which are expected to increase to approximately $184,000 as a result of the claims that we located in late 2012. Our total annual costs payable to county authorities is approximately $12,000. Our lease payments, advance royalty and royalty payments and claim maintenance payments are described above under “Business and Properties”.

Our business is subject to extensive environmental regulations that may make exploring, mining or related activities prohibitively expensive, and which may change at any time.

All of our operations are subject to extensive environmental regulations that can substantially delay exploration and make exploration expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties, including our plan to process gold at our processing facility. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration or other activities, and adversely affect our financial position. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine our properties and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities) and such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration and, if warranted, development activities may be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws. We have been required to post substantial bonds under various laws relating to mining and the environment and may in the future be required to post further bonds to pursue additional activities. For example, we must provide BLM and the Nevada Division of Environmental Protection Bureau of Mining Regulation and Reclamation (“NDEP”) additional financial assurance (reclamation bonds) to guarantee reclamation of any new surface disturbance required for drill roads, drill sites, or mine expansion. We have provided BLM and NDEP a reclamation bond in the amount of approximately $4.6 million that covers both the exploration and mining features at the Relief Canyon Mine property, including the three open-pit mines and associated waste rock disposal areas, the mineral processing facilities, ancillary facilities, and the exploration roads and drill pads. Our preliminary estimate of the likely amount of additional financial assurance to conduct exploration is approximately $190,000. Our preliminary estimate of the likely amount of additional financial assurance to recommence mining operations is $75,000. See “Business and Properties – Relief Canyon Properties – Environmental Permitting Requirements” for additional information regarding our environmental permitting budget. We may be unable or unwilling to post such additional bonds that could prevent us from realizing any commercial mining success or commencing mining activities.

The government licenses and permits which we need to explore on our property may take too long to acquire or cost too much to enable us to proceed with exploration. In the event that we discover commercially exploitable deposits, we may face substantial delays and costs associated with securing the additional government licenses and permits which we will need to mine on our property that could preclude our ability to develop the mine. We are also seeking to amend the permit for our existing gold processing facility, which may be delayed.

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

Our ability to obtain additional and continuing funding, and our profitability if and when we commence mining operations or sell our rights to mine, will be significantly affected by changes in the market price of gold and other mineral deposits. Gold and other minerals’ prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. The price of gold may be influenced by:

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

In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation, if it includes concepts that have been part of previous legislative proposals, could, among other things, (i) adopt the limitation on the number of millsites that a claimant may locate, discussed below, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims and millsites, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, and (vi) impose royalties on gold and other mineral production from unpatented mining claims or impose fees on production from patented mining claims. Further, it could have an adverse impact on earnings from our operations, could reduce estimates of any reserves we may establish and could curtail our future exploration and development activity on our unpatented claims.

Our ability to conduct exploration, development, mining and related activities may also be impacted by administrative actions taken by federal agencies. With respect to unpatented millsites, for example, the ability to use millsites and their validity has been subject to greater uncertainty since 1997. In November of 1997, the Secretary of the Interior (appointed by President Clinton) approved a Solicitor’s Opinion that concluded that the General Mining Law imposed a limitation that only a single five-acre millsite may be claimed or used in connection with each associated and valid unpatented or patented lode mining claim. Subsequently, however, on October 7, 2003, the new Secretary of the Interior (appointed by President Bush) approved an Opinion by the Deputy Solicitor which concluded that the mining laws do not impose a limitation that only a single five-acre millsite may be claimed in connection with each associated unpatented or patented lode mining claim. Current federal regulations do not include the millsite limitation. There can be no assurance, however, that the Department of the Interior will not seek to re-impose the millsite limitation at some point in the future.

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

Gold exploration and mineral exploration in general, is a very competitive business. Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of our planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration program. Fuel prices are extremely volatile as well. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available. Any such disruption in our activities may adversely affect our exploration activities and financial condition.

Our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines.

Our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines. Accordingly, our management may not be fully aware of many of the specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to some of our management’s lack of experience in the mining industry.

We may not be able to maintain the infrastructure necessary to conduct exploration activities.

Our exploration activities depend upon adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors that affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our exploration activities and financial condition.

Our exploration activities may be adversely affected by the local climate or seismic events, which could prevent us from gaining access to our property year-round.

Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our property, or may otherwise prevent us from conducting exploration activities on our property. There may be short periods of time when the unpaved portion of the access road is impassible in the event of extreme weather conditions or unusually muddy conditions. During these periods, it may be difficult or impossible for us to access our property, make repairs, or otherwise conduct exploration activities on them.

Risks Relating to Our Organization and Common Stock

We have relied on a certain stockholder to provide significant investment capital to fund our operations.

We have in the past relied on cash infusions primarily from Frost Gamma Investments Trust (“Frost Gamma”). During the year ended December 31, 2012, Frost Gamma provided approximately $4.6 million to us to fund operations in consideration for the issuance of certain of our securities. Curtailment of cash investments by Frost Gamma could detrimentally impact our cash availability and our ability to fund its operations.

Our principal shareholder, officers and directors own a substantial interest in our voting stock and investors may have limited voice in our management.

Our principal shareholder Frost Gamma Investments Trust, as well as our officers and directors, in the aggregate beneficially own in excess of approximately 37.5% of our outstanding common stock, including shares of common stock issuable upon exercise or conversion within 60 days of the date of this filing. Currently, Frost Gamma Investment Trust owns 53,218,879 shares, or approximately 19.5% of our common stock, and our officers and directors beneficially own 51,791,847 shares, or approximately 18.0% of our common stock. Additionally, the holdings of our officers and directors may increase in the future upon vesting or other maturation of exercise rights under any of the convertible securities they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.

As a result of their ownership and positions, our principal shareholder, directors and executive officers collectively may be able to influence all matters requiring shareholder approval, including the following matters:

•	election of our directors;
•	amendment of our articles of incorporation or bylaws; and
•	effecting or preventing a merger, sale of assets or other corporate transaction.

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

The costs of preparing and filing annual and quarterly reports and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately held. These costs for the year ended December 31, 2011 were approximately $604,000 and for the year ending December 31, 2012 were approximately $800,000.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, management identified significant deficiency related to (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2013 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	results of our operations and exploration efforts;
•	fluctuation in the supply of, demand and market price for gold;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
•	our ability to execute our business plan;
•	sales of our common stock and decline in demand for our common stock;
•	regulatory developments;
•	economic and other external factors;
•	investor perception of our industry or our prospects; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

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

Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

We anticipate having our common stock continue to be quoted for trading on the OTC Bulletin Board or the OTCQB; however, we cannot be sure that such quotations will continue. As soon as is practicable, we anticipate applying for listing of our common stock on the NYSE MKT or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or OTCQB or suspended from the OTC Bulletin Board or OTCQB, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

Exercise of options or warrants may result in substantial dilution to existing shareholders.

If the price per share of our common stock at the time of exercise of any options or warrants or conversion of any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of the date hereof, we had reserved shares issuable upon exercise of (i) options to purchase 35,448,000 shares of our common stock and (ii) warrants to purchase 16,255,779 shares of our common stock.  Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

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

Continental may be deemed an underwriter of our securities; issuance of our shares to Continental and distribution to Continental shareholders may require registration.

On July 22, 2011, the Company, Continental Resources Acquisition Sub, Inc. (“Continental Sub”), our former wholly-owned subsidiary, and Continental entered into an asset purchase agreement pursuant to which we acquired  substantially all of the assets of Continental in exchange for 76,095,215 shares of our Common Stock (the “Company Shares”) issued to Continental.  We agreed to file a registration statement under the Securities Act in connection with any distribution of Company Shares by Continental to its shareholders.  The registration statement provided that Continental may be an underwriter for purposes of the Securities Act with respect to the distribution of Company Shares to Continental shareholders.  The Company believes that the initial issuance of the Company Shares to Continental was not subject to or was exempt from the registration requirements of Section 5 of the Securities Act.  The Company has agreed to indemnify Continental and its officers, directors and affiliates for certain costs, expenses and liabilities related to the issuance and registration.  Continental and the Company could face claims, litigation or liability in connection with these stock issuances and distributions, including with respect to Continental’s role or asserted role as an underwriter including for false statements or omissions in the prospectus or violation of laws, SEC rules or regulations.  The outcome of litigation is by its nature uncertain.   Continental and the Company could incur significant costs and expenses to defend any such claims or regulatory proceedings.  We do not believe Continental or Continental Sub have any significant assets (other than the Company Shares) to defend such claims and therefore we may incur additional costs.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 3:  LEGAL PROCEEDINGS

Relief Gold

Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952)

On February 7, 2012, the Company obtained a copy of a complaint filed in the United States District Court for the Southern District of New York (the “Complaint”) entitled Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952). Relief Gold alleges various causes of action including breach of contract, intentional interference with contract, intentional interference with prospective business relationship/economic relations, misappropriation of trade secrets and unjust enrichment, related to the Company’s acquisition on August 30, 2011 of the assets of the Relief Canyon Mine pursuant to Chapter 11 of the Bankruptcy Code. Relief Gold seeks money damages and to enjoin the Company, Honig, Rector and Gold Acquisition Corp. from exercising its rights and privileges gained or acquired as a result of any alleged unlawful conduct, including any management rights over Gold Acquisition Corp. or the assets acquired by Gold Acquisition Corp. as a result of the alleged wrongful conduct of the other defendants. Relief Gold further seeks to disgorge the profits, benefits and any other advantages gained by reason of the alleged unlawful conduct. The Company served and filed its answer to the Complaint on May 24, 2012, in which it denied the material allegations and asserted a number of affirmative defenses.  On September 18, 2012, a stipulation and order to transfer the case to the Northern District of Nevada was filed and the case was transferred to said court.  The parties currently are engaged in discovery.

The Company disputes the allegations in the Complaint and believes the Complaint to be wholly without merit and intends vigorously to defend the claims. On or about February 29, 2012, Gold Acquisition Corp. commenced an adversary proceeding in the United States Bankruptcy Court for the District of Nevada against FirstGold, Terence Lynch and Relief Gold Group, and moved, by order to show cause, for a preliminary injunction and temporary restraining order staying the prosecution of the above-referenced action pending in the Southern District. The motion for a preliminary injunction was denied on or about March 15, 2012. Relief Gold and Lynch have filed a motion to dismiss that is set for hearing in May 2013.

Gold Acquisition Corp., v FirstGold Corp. et al (Case No. 12-05013-GWZ)

On or about February 29, 2012, GAC commenced an adversary proceeding in the United States Bankruptcy Court for the District of Nevada against FirstGold, Terence Lynch and Relief Gold Group, and moved, by order to show cause, for a preliminary injunction and temporary restraining order staying the prosecution of the above-referenced action pending in the Southern District. The motion for a preliminary injunction was denied on or about March 15, 2012. Firstgold filed a motion to dismiss the complaint on April 23, 2012. On June 27, 2012, the Court ordered a "stand still" of this litigation, effectively staying any further action, until December 12, 2012, extended until the hearing on the Adversary Complaint Defendants’ Motion to Dismiss in May 2013.

Gold Acquisition Corp. also filed a Motion for Order to Show Cause in Firstgold’s main bankruptcy action Case No. 10-50215-GWZ requesting that the court require Firstgold to complete documentation for conveyance of property. That motion was granted on or about February 28, 2012.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
2011
First Quarter	$3.00	$0.60
Second Quarter	$1.56	$0.80
Third Quarter	$1.30	$0.78
Fourth Quarter	$1.00	$0.43

	High	Low
2012
First Quarter	$0.97	$0.36
Second Quarter	$0.62	$0.25
Third Quarter	$0.46	$0.30
Fourth Quarter	$0.44	$0.31

Holders

As of March 27, 2013, we had 249 record holders of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to fund the operations, development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

On September 29, 2010, our board of directors and stockholders adopted the 2010 Equity Incentive Plan, pursuant to which 2,800,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. The purpose of the 2010 Equity Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2010 Equity Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, stock appreciation rights, performance unit awards and stock bonus awards. Our board of directors will administer the 2010 Equity Incentive Plan until such time as such authority has been delegated to a committee of the board of directors.

On February 9, 2012, our board of directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 40,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. The purpose of the 2012 Equity Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2012 Equity Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, stock appreciation rights, performance unit awards and stock bonus awards. Our board of directors will administer the 2012 Equity Incentive Plan until such time as such authority has been delegated to a committee of the board of directors.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by shareholders	27,981,710		0.43	0
Equity compensation plans not approved by shareholders	7,166,290	(1)	0.58	0
Total	35,148,000		0.46	0	(2)
___________________________

(1) Represents (i) shares that are subject to the terms of the 2010 Equity Incentive Plan, but were not granted under the plan: two individuals were granted a total of 1,600,000 options at an exercise price of $1.423, that are fully vested, and (ii) shares that are subject to the terms of the 2012 Equity Incentive Plan, but were not granted under the plan: eight individuals were granted a total of 4,787,790 options with an exercise price of $0.34, with a vesting schedule of 25% on June 18, 2012, 25% on December 31, 2012, 25% on December 31, 2013, and 25% on December 31, 2014 (these individuals included 2,841,540 options granted to our Chief Executive Officer Stephen Alfers), and our director Barry Honig was granted 778,500 options with an exercise price of $0.34 that are fully vested.

(2) Represents 0 shares of common stock remaining available for issuance under our 2010 Equity Incentive Plan and 0 shares of common stock remaining available for issuance under our 2012 Equity Incentive Plan.

Recent Sales of Unregistered Securities

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

On April 9, 2012, the Company issued an aggregate of 9,576,285 shares of common stock in consideration for the cancellation of an aggregate of 31,920,953 warrants to purchase common stock, which were assumed by the Company from Continental in connection with the asset purchase sale.  The shares were issued at a ratio of 300 shares of common stock for every 1,000 warrants to purchase shares of the Company’s common stock held.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

On June 19, 2012, we issued 12,500,000 shares of common stock to Coeur d’Alene Mines Corporation and Frost Gamma Investments Trust pursuant to the terms of a subscription agreement dated as of June 19, 2012 in consideration for an aggregate purchase price of $4,000,000.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On June 19, 2012, in connection with the above issuance to Coeur d’Alene Mines Corporation and Frost Gamma Investments Trust, we issued 234,375 shares of common stock to a placement agent as consideration for certain placement agent services.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On December 3, 2012, we issued 9,469,548 shares of common stock and 3,787,819 warrants to several accredited investors pursuant to the terms of subscription agreements for aggregate gross proceeds of $3,125,000.  The warrants are exercisable immediately at an exercise price of $0.50 per share and will expire on December 7, 2015.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Other Company sales of unregistered securities in 2012 have been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in this annual report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors,” “Forward-Looking Statements,” and in other parts of this annual report on Form 10-K.

Overview

During the year ended December 31, 2012, we focused primarily on expansion of the Relief Canyon Mine deposit, increasing our land position around the Relief Canyon Mine property and obtaining external funding.  An overview of certain significant 2012 events follows:

•
We drilled 113 holes totaling approximately 49,000 feet in 2012 and succeeded in expanding the Relief Canyon mine deposit to 32.5 million tons of mineralized material grading an average 0.017 ounces gold per ton, a increase of over four times the tons reported by the previous owner. We have also developed a plan to recommission the Relief Canyon processing facilities and recommence mining operations in 2014. Implementation of this plan depends primarily on obtaining external funding.

•
We significantly increased our land position around the Relief Canyon Mine property originally acquired in 2011, acquiring approximately 23,000 additional acres of unpatented mining claims and leased mining claims and private lands.  We have begun to conduct sampling and other exploration activities on portions of these additional properties, which we believe are prospective, and have identified several targets that we believe warrant additional exploration efforts.

•
We raised approximately $10.4 million in 2012 primarily through private placements of equity securities and approximately $4.9 through the divestiture of uranium and gold exploration properties that are no longer of interest to us.

•
We completed the resale registration of approximately 76 million shares held by Continental Resources Group in early 2013, and those shares have been distributed to Continental Resources Group shareholders of record on March 1, 2013.

Results of Operations

Years Ended December 31, 2012 and December 31, 2011

In September 2011, we decided to discontinue our sports and entertainment business and to focus on gold exploration. Prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation and all transactions relating to our sports and entertainment business are included in discontinued operations.

For the results of continuing operations discussed below, we compare the results from operations for the year ended December 31, 2012 to the results of operations for the year ended December 31, 2011.

Net Revenues

We are an exploration stage company with no operations and we generated no revenues for the years ended December 31, 2012 and 2011.

Operating Expenses

Total operating expenses for the year ended December 31, 2012 as compared to year ended December 31, 2011, were approximately $31.4 million and $12.2 million, respectively. The $19.2 million increase in operating expenses for the year ended December 31, 2012 is comprised of approximately $18.3 million of additional compensation expense related primarily to stock based compensation expense of $17.7 million and other expenses for hiring our executive and management employees and support staff during 2012; approximately $2.9 million of increased exploration expense on our Relief Canyon properties; and an increase of approximately $2.2 million in general and administrative expenses primarily for public company expenses and litigation offset marginally by a decrease of approximately $4.2 million in consulting fees as a result of increased hiring of employees in the current year.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of approximately $31.4 million and $12.2 million for the years ended December 31, 2012 and 2011, respectively. The increase in operating loss was due to the increases in operating expenses described above.

Other Income (Expenses)

Total other expense was approximately $17.6 million and $9.2 million for the years ended December 31, 2012 and 2011, respectively. The increase of approximately $8.4 million is primarily attributable to an increase of $5.4 million in interest expense resulting from the amortization of debt discounts and deferred financing costs from convertible notes converted on March 30, 2012 and interest expense in connection with the issuance of common stock and warrants pursuant to a note modification agreement, increase in fair value of a derivative liability of $8.3 million, and $4.8 million due to the conversion of the $8.0 million senior convertible notes to our common stock and Series D Cumulative Convertible Preferred Stock offset in part by $1.5 million realized gain from sale of our available for sale securities, $0.9 million income resulting from the consideration paid by Amicor in its Option to acquire our uranium exploration properties and $2.5 million other income resulting from the consideration received from the sale of gold exploration properties to Valor Gold and a decrease in derivative expense of $5.2 million.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($49.1) million for the year ended December 31, 2012 as compared to a net loss of ($24.6) million for the year ended December 31, 2011.

Liquidity and Capital Resources

At December 31, 2012 our cash and cash equivalents were approximately $3.2 million. Our cash and cash equivalents decreased during the year by approximately $0.5 million from our cash and cash equivalent balance at December 31, 2011. Cash used in operations totaled approximately $9.9 million and was comprised largely of exploration expenditures, including a significant portion on the Relief Canyon mine to increase our mineralized resource and general and administrative functions, including consultant fees. Net cash provided by investing activities of approximately $0.2 million was the result of our purchases of mineral rights for the Newmont Leased Property of approximately $2.0 million and certain claims in the Pershing Pass Property for approximately $0.6 million and net purchases of plant and equipment of approximately $0.2 million largely offset by cash received for payments on notes receivables of approximately $1.4 million and cash received of approximately $1.6 million  for the sale of marketable securities. Cash provided by financing activities of approximately $9.2 million was comprised of proceeds from the sale of common stock of approximately $9.4 million, proceeds from the sale of preferred stock of approximately $1.0 million and note receivable proceeds of approximately $0.5 million partially offset by payments on notes payable and distributions of approximately $1.7 million.

We will require external funding not only to pursue our exploration program but also to maintain our operations beginning in the third quarter of 2013. There is no assurance that we will be able to raise capital on acceptable terms or at all. Our forecasted total costs for exploration in 2013 is $3.2 million with approximately $1.2 million expected to be spent to expand the deposit and move toward commencing mining at the Relief Canyon Mine property and $2.0 million to be spent on exploration at the Relief Canyon expansion properties.

In addition to our exploration program, we are preparing to recommission the gold processing facility and ancillary support on the Relief Canyon Mine site, which is currently in a care and maintenance status. We expect the costs to recommission the facility will be approximately $2.4 million, and our goal is to have it recommissioned by the end of 2013.

Our estimated total cost for 2013 of exploration, permitting, landholding, facilities recommissioning and general and administrative is approximately $12 million. Currently our main objective is to expand the existing deposit and recommence mining from the existing Relief Canyon Mine. We consider exploration expenditures at our Relief Canyon expansion properties and recommissioning the Relief Canyon processing facility to have a lower priority than exploration expenditures at Relief Canyon Mine. If we do not receive adequate funding we would reduce, postpone, or cancel expenditures at our Relief Canyon expansion properties and Relief Canyon processing facility before reducing, postponing, or cancelling exploration activity at Relief Canyon Mine. If financing is not available, we would be required to preserve our cash by reducing exploration activities at Relief Canyon Mine and general and administrative expenses, and possibly cease operations.

We will require funding starting in the third quarter of 2013. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans and possibly cease our operations.

We have no revenues and do not expect to have revenues for 2013. Therefore our future operations are dependent on our ability to secure additional capital through debt or equity financing. Financing may not be available on acceptable terms or at all.

Changes in Significant Accounting Policies

We did not adopt any new accounting standards during the year ended December 31, 2012 nor were there any new accounting pronouncements during the period that would have an impact on our financial position or results of operation.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, allowance for bad debts, the useful life of property and equipment, the fair values of certain promotional contracts and the assumptions used to calculate fair value of options granted and derivative liability, beneficial conversion of convertible notes payable, capitalized mineral rights, asset valuations, common stock issued for services and common stock issued in connection with acquisitions.

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

Property and Equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. We examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, generally from one to twenty five years.

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over proven and probable reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

ASC 930-805, states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 805. ASC 805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, our direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims and mill sites. If proven and probable reserves are established for the property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over proven and probable reserve. For mineral rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Long-Lived Assets

We review for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”.  An impairment is considered to exist when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its carrying amount.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Table of Contractual Obligations

Not applicable.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and supplementary information filed as part of this Item 8 are listed under part IV, Item 15, “Exhibits, Financial Statement Schedules” and are contained in this annual report on Form 10-K at page F-1.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Pershing Gold Corporation has evaluated, under the supervision and with the participation of our Chief Executive Officer and Vice President of Finance, the effectiveness of our disclosure controls and procedures as of December 31, 2012.

Based on that evaluation, the Chief Executive Officer and Vice President of Finance have concluded that, as of December 31, 2012, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Vice President of Finance, as appropriate to allow timely decisions regarding required disclosures.

The management of Pershing Gold Corporation, including the Chief Executive Officer and Vice President of Finance, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Vice President of Finance, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management identified significant deficiencies related to: (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. During the fourth quarter of 2012 we hired internal financial and accounting management that will help to mitigate the significant deficiencies discussed above. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders or amendment to this Form 10-K, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 11:  EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders or amendment to this Form 10-K, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders or amendment to this Form 10-K, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders or amendment to this Form 10-K, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders or amendment to this Form 10-K, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this annual report on Form 10-K or incorporated by reference:

(1)	Our consolidated financial statements are listed on the “Index to Financial Statements” on Page F-1 to this report.

(2)	Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(b)	The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit Number	Description
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

4.1	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2012)
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
10.4
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated October 8, 2010 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2010)

10.5	Stock Purchase Agreement dated October 8, 2010 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2010)
10.6	Convertible Promissory Note (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 filed on April 15, 2011)
10.7	Lease Agreement(Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1 filed on April 15, 2011)
10.8	Form of Convertible Promissory Note, dated February 1, 2011 (Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form S-1 filed on June 16, 2011)
10.9
Credit Facility Agreement by and among The Empire Sports & Entertainment Holdings Co., The Empire Sports & Entertainment Co., EXCX Funding Corp., Barry Honig and Michael Brauser dated February 23, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2011)

10.10
Amendment Agreement to Credit Facility Agreement dated March 1,2011 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2011)

10.11	Collateral Account Agreement dated February 23, 2011 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2011)
10.12	Form of Note (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2011)
10.13
Contribution and Security Agreement dated February 23, 2011 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2011)

10.14	Separation Agreement and General Release, dated March 28, 2011 (Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-1 filed on June 16, 2011)
10.15	Form of Subscription Agreement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2011)
10.16	Unanimous Shareholder Agreement, dated April 26, 2011 (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-1 filed on June 16, 2011)
10.17	Management Services Agreement, dated April 26, 2011 (Incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 filed on June 16, 2011)
10.18	Asset Purchase Agreement dated July 22, 2011 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2011)
10.19	Bill of Sale dated July 22, 2011 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2011)
10.20	Assignment and Assumption Agreement dated July 22, 2011 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2011)
10.21
Intellectual Property Assignment Agreement dated July 22, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2011)

10.22	Stock Purchase Agreement dated September 1, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)
10.23	Form of Promissory Note (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)
10.24
Separation Agreement and Release dated September 2, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2011)

10.25	Mutual Release Agreement dated September 23, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2011)
10.26	Form of Agreement and Release (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011)

10.27	Amendment No. 1 to Note dated October 31, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011)
10.28	Subscription Agreement dated September 29, 2011 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011)
10.29	Form of Warrant (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011)
10.30	Form of Unit Subscription Agreement (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011)
10.31	Form of Warrant (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011)
10.32	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011)
10.33	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2011)
10.34	Form of Warrant (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2011)
10.35	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2011)
10.36	Employment Agreement with Stephen Alfers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012)
10.37	Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012)
10.38	2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012)
10.39	Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.40	Assignment and Assumption Agreement( Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.41	Form of Acquired Note (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.42	Form of Remainder Note (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.43	Assignor Note Modification Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.44	Assignee Note Modification Agreement (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.45	Form of Warrant (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.46	Asset Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2012)
10.47	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2012)
10.48	Form of Assignment and Assumption Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2012)
10.49	Form of Note Amendments (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2012)
10.50	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2012)
10.51	Consulting Agreement with Barry Honig (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2012)
10.52	Form of Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2012)
10.53	Form of Note (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2012)
10.54	Form of Security Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2012)
10.55	Agreement and Plan of Merger (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
10.56	Form of Assignment Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2012)
10.57	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2012)
10.58	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2012)
10.59	Conversion Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2012)
10.60
Form of Assignment of Claims and Assumption of Obligations Agreement (Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012)

10.61
Revised Offer Letter, dated November 21, 2012, between the Company and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012)

10.62
Severance Compensation Agreement, dated November 21, 2012, between the Company and Eric Alexander (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012)

10.63	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2012)
10.64
First Amendment to Restricted Stock Agreement, dated February 8, 2013, between the Company and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2013)

10.65
Form of the 2012 Equity Incentive Plan Restricted Stock Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2013)

10.66
Form of the 2012 Equity Incentive Plan Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2013)

10.67
First Amendment to Executive Employment Agreement, dated February 8, 2013, between the Company and Stephen Alfers (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2013)

10.68	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2013)
10.69
Pershing Gold Corporation 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2013)

16.1
Letter from Gumbiner Savett Inc. dated October 21, 2010 (Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2010)

16.2	Letter from J.H. Cohn LLP dated June 1, 2011 (Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2011)
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Schema Document**
101.CAL	XBRL Taxonomy Calculation Document**
101.DEF	XBRL Taxonomy Definition Document**
101.LAB	XBRL Taxonomy Label Document**
101.PRE	XBRL Taxonomy Presentation Document**

___________________________
*	Filed herewith.

**
These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2013	PERSHING GOLD CORPORATION Registrant

	By:	/s/ Stephen Alfers
Stephen Alfers Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Alfers	Chief Executive Officer and President and Chairman of the Board of Directors	March 29, 2013
Stephen Alfers

/s/ Eric Alexander	Vice President of Finance and Controller	March 29, 2013
Eric Alexander

/s/ Alex Morrison	Director	March 29, 2013
Alex Morrison

/s/ Barry Honig	Director	March 29, 2013
Barry Honig

PERSHING GOLD CORPORATION
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pershing Gold Corporation
(formerly Sagebrush Gold Ltd.)
(Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Pershing Gold Corporation (the "Company") (formerly Sagebrush Gold Ltd.) (Exploration Stage Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2012 and 2011, and the period from the inception of exploration stage from September 1, 2011 to December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pershing Gold Corporation (formerly Sagebrush Gold Ltd.) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and the period from the inception of exploration stage from September 1, 2011 to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss and net cash used in operations of $49,103,047 and $9,943,307, respectively, for the year ended December 31, 2012, an accumulated deficit of $81,804,466 at December 31, 2012 and has not yet generated any revenue.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, New York
March 29, 2013

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,218,191	$3,670,567
Marketable securities - trading securities	-	100,000
Other receivables	77,364	113,241
Prepaid expenses - current portion	502,837	463,737
Deferred financing cost	-	50,919
Due from equity method investor (former Parent Company)	-	347,335
Assets of discontinued operations - current portion	-	61,050

Total Current Assets	3,798,392	4,806,849

NON - CURRENT ASSETS:
Prepaid expenses - long-term portion	-	37,759
Property and equipment, net - (see Note 6)	7,386,776	8,031,103
Mineral rights - (see Note 5)	16,786,912	8,501,071
Reclamation bond deposit - (see Note 5)	4,645,533	4,557,629
Deposits	3,884	51,000

Total Non - Current Assets	28,823,105	21,178,562

Total Assets	$32,621,497	$25,985,411

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$778,314	$821,111
Senior convertible promissory notes, net of debt discount - (see Note 7)	-	1,066,445
Convertible promissory note, net of debt discount - (see Note 8)	-	118,487
Note payable - current portion (see Note 9)	23,036	-
Note payable - related party, net of debt discount - (see Note 9)	486,250	510,832
Derivative liability - (see Note 10)	-	6,295,400
Liabilities of discontinued operation	-	21,622

Total Current Liabilities	1,287,600	8,833,897

LONG-TERM LIABILITIES:
Note payable - long term portion (see Note 9)	59,510	-

Total Liabilities	1,347,110	8,833,897

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized - (see Note 12)
Convertible Series A Preferred stock ($.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of December 31, 2012 and 2011, respectively)	-	-
Convertible Series B Preferred stock ($.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding and 500,000 as of December 31, 2012 and 2011, respectively)	-	50
Convertible Series C Preferred stock ($.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding and 3,284,396 as of December 31, 2012 and 2011, respectively)	-	328
Convertible Series D Preferred stock ($.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of December 31, 2012 and 2011)	-	-
Common stock ($.0001 Par Value; 500,000,000 Shares Authorized; 266,592,023 and 142,773,113 shares issued and outstanding as of December 31, 2012 and 2011, respectively) - (see Note 12)	26,659	14,277
Additional paid-in capital	113,052,194	47,114,351
Accumulated deficit	(14,901,794)	(14,901,794)
Accumulated deficit since inception of exploration stage (September 1, 2011)	(66,902,672)	(15,074,534)

Total Pershing Gold Corporation Equity	31,274,387	17,152,678

Non-Controlling Interest in Subsidiary	-	(1,164)

Total Stockholders' Equity	31,274,387	17,151,514

Total Liabilities and Stockholders' Equity	$32,621,497	$25,985,411

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
			Inception of
			Exploration stage
	For the Years Ended December 31,		(September 1, 2011) through
	2012	2011	December 31, 2012

Net revenues	$-	$-	$-

Operating expenses:
Compensation and related taxes	19,726,749	1,425,451	20,808,828
Exploration cost	5,221,001	2,298,090	7,021,023
Consulting fees	2,334,297	6,475,520	7,905,476
General and administrative expenses	4,172,283	2,037,692	5,604,753

Total operating expenses	31,454,330	12,236,753	41,340,080

Operating loss from continuing operations	(31,454,330)	(12,236,753)	(41,340,080)

OTHER INCOME (EXPENSES):
Derivative expense	-	(5,198,206)	-
Other income	80,000	-	80,000
Gain from sale of uranium assets pursuant to an option agreement - (see Note 3)	930,000	-	930,000
Gain from sale of subsidiaries - (see Note 3)	2,500,000	-	2,500,000
Loss from extinguishment of debts - (see Note 7 and 8)	(4,769,776)	-	(4,769,776)
Change in fair value of derivative liability - (see Note 10)	(1,454,889)	6,902,806	5,447,917
Loss from disposal of assets	(18,729)	(174,030)	(192,759)
Settlement expense - (see Note 12)	(4,883,196)	(4,799,000)	(9,682,196)
Realized gain - trading securities	19,702	-	19,702
Realized gain - available for sale securities - (see Note 4)	1,490,600	-	1,490,600
Share of loss of equity method investee - (see Note 3)	(83,333)	-	(83,333)
Interest expense and other finance costs, net of interest income	(11,408,798)	(5,964,380)	(15,924,274)

Total other expenses - net	(17,598,419)	(9,232,810)	(20,184,119)

Loss from continuing operations before provision for income taxes	(49,052,749)	(21,469,563)	(61,524,199)

Provision for income taxes	-	-	-

Loss from continuing operations	(49,052,749)	(21,469,563)	(61,524,199)

Discontinued operations:
(Loss) gain from discontinued operations, net of tax	(50,298)	(3,088,373)	802,367

Net loss	(49,103,047)	(24,557,936)	(60,721,832)

Less: Net loss (income) attributable to non-controlling interest	(1,164)	1,164	(172,517)

Net loss attributable to Pershing Gold Corporation	(49,104,211)	(24,556,772)	(60,894,349)

Preferred deemed dividend	(2,702,777)	(3,284,396)	(5,987,173)

Preferred stock dividends	(21,150)	-	(21,150)

Net loss available to common stockholders	$(51,828,138)	$(27,841,168)	$(66,902,672)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.22)	$(0.31)	$(0.25)
Loss from discontinued operations	(0.00)	(0.04)	0.00
	$(0.22)	$(0.35)	$(0.25)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	219,530,283	70,372,421	242,840,594

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Preferred Stock - Series D		Common Stock					Total
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		Additional	Accumulated	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Interest	Equity

Balance, December 31, 2010	-	$ -	-	$ -	-	$ -	-	$ -	22,135,805	$ 2,213	$ 4,749,678	$ (2,075,548)	$ -	$ 2,676,343

Issuance of common stock for cash	-	-	-	-	-	-	-	-	8,421,000	842	3,422,574	-	-	3,423,416

Issuance of common stock in connection with the conversion of a promissory note
into a current private placement	-	-	-	-	-	-	-	-	1,529,375	153	611,597	-	-	611,750

Issuance of common stock for services	-	-	-	-	-	-	-	-	1,350,000	135	1,117,365	-	-	1,117,500

Issuance of common stock in connection with the
conversion of promissory notes	-	-	-	-	-	-	-	-	1,196,238	120	1,007,627	-	-	1,007,747

Issuance of common stock and preferred stock in connection
with the acquisition of Arttor Gold LLC	-	-	8,000,000	800	-	-	-	-	13,000,000	1,300	1,976,280	-	-	1,978,380

Issuance of preferred stock in connection with the
credit facility agreement and notes payable	2,250,000	225	-	-	-	-	-	-	-	-	2,699,775	-	-	2,700,000

Issuance of common stock in connection with the
conversion of preferred stock	(2,250,000)	(225)	(7,500,000)	(750)	-	-	-	-	9,750,000	975	-	-	-	-

Issuance of preferred stock with warrants for cash	-	-	-	-	3,284,396	328	-	-	-	-	3,284,068	-	-	3,284,396

Issuance of common stock in connection with the exercise of warrants	-	-	-	-	-	-	-	-	5,295,480	530	(530)	-	-	-
														-
Issuance of common stock as incentive shares in connection with
convertible promissory notes	-	-	-	-	-	-	-	-	750,000	75	749,925	-	-	750,000

Beneficial conversion feature in connection
with a convertible promissory note	-	-	-	-	-	-	-	-	-	-	1,715,604	-	-	1,715,604

Preferred stock deemed dividend	-	-	-	-	-	-	-	-	-	-	3,284,396	$ (3,284,396)	-	-

Issuance of common stock in connection with a
put right and release settlement agreement	-	-	-	-	-	-	-	-	5,350,000	535	4,760,965	-	-	4,761,500

Issuance of common stock, warrants, and options in connection with an
asset purchase agreement entered into with Continental Resources Group, Inc.	-	-	-	-	-	-	-	-	76,095,215	7,609	14,850,066	-	-	14,857,675

Stock-based compensation in connection with options granted	-	-	-	-	-	-	-	-	-	-	649,402	-	-	649,402

Stock-based compensation in connection with the assumed options and warrants														-
attributable to post-combination services	-	-	-	-	-	-	-	-	-	-	2,235,439	-	-	2,235,439

Cancellation of common stock in connection with the
separation agreement	-	-	-	-	-	-	-	-	(1,650,000)	(165)	75	(59,612)	-	(59,702)

Cancellation of common stock issued to a founder	-	-	-	-	-	-	-	-	(450,000)	(45)	45	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(24,556,772)	(1,164)	(24,557,936)

Balance, December 31, 2011	-	$ -	500,000	$ 50	3,284,396	$ 328	-	$ -	142,773,113	$ 14,277	$ 47,114,351	$ (29,976,328)	$ (1,164)	$ 17,151,514

Issuance of preferred stock for cash	-	-	-	-	-	-	1,000,000	100	-	-	999,900	-	-	1,000,000

Issuance of common stock for cash	-	-	-	-	-	-	-	-	28,827,139	2,883	9,429,567	-	-	9,432,450

Issuance of common stock to placement agent in connection with sale of common stock	-	-	-	-	-	-	-	-	303,030	30	(30)	-	-	-

Issuance of restricted common stock in connection with an employment agreement	-	-	-	-	-	-	-	-	12,000,000	1,200	3,816,717	-	-	3,817,917

Issuance of common stock in connection with the note modification agreement	-	-	-	-	-	-	-	-	2,000,000	200	977,800	-	-	978,000

Issuance of warrants in connection with the note modification agreement	-	-	-	-	-	-	-	-	-	-	2,044,186	-	-	2,044,186

Issuance of common and preferred stock for conversion of notes payable	-	-	-	-	-	-	5,486,968	549	12,841,082	1,284	13,494,579	(537,499)	-	12,958,913

Issuance of common stock for conversion of preferred stock	-	-	(500,000)	(50)	(3,284,396)	(328)	(6,486,968)	(649)	30,938,656	3,093	80,813	(79,278)	-	3,601

Issuance of common stock as consideration for the conversion of preferred stock	-	-	-	-	-	-	-	-	3,000,000	300	1,085,700	(1,086,000)	-	-

Issuance of common stock for exercise of warrants	-	-	-	-	-	-	-	-	6,229,718	624	(624)	-	-	-

Issuance of common stock in connection with the acquisition of mineral rights	-	-	-	-	-	-	-	-	10,000,000	1,000	4,599,000	-	-	4,600,000

Issuance of warrants in connection with the acquisition of mineral rights	-	-	-	-	-	-	-	-	-	-	1,109,441	-	-	1,109,441

Issuance of restricted common stock to various officers	-	-	-	-	-	-	-	-	9,200,000	920	1,229,210	-	-	1,230,130

Issuance of common stock in connection with the cancellation of warrants	-	-	-	-	-	-	-	-	9,729,285	973	4,882,223	-	-	4,883,196

Cancellation of common stock in connection with the Agreement and
Plan of Merger with Valor Gold	-	-	-	-	-	-	-	-	(1,750,000)	(175)	175	-	-	-

Issuance of common stock for services	-	-	-	-	-	-	-	-	500,000	50	454,592	-	-	454,642

Stock-based compensation in connection with options granted to employees and consultants	-	-	-	-	-	-	-	-	-	-	11,903,087	-	-	11,903,087

Stock-based compensation in connection with the assumed options and warrants
attributable to post-combination services	-	-	-	-	-	-	-	-	-	-	1,426,152	-	-	1,426,152

Stock-based compensation in connection with warrants granted to consultants	-	-	-	-	-	-	-	-	-	-	163,155	-	-	163,155

Reclassification of derivatives to equity	-	-	-	-	-	-	-	-	-	-	7,750,289	-	-	7,750,289

Preferred stock deemed dividend in connection with the sale of preferred stock	-	-	-	-	-	-	-	-	-	-	1,000,000	(1,000,000)	-	-

Assignment of common stock in connection with cancellation of debt and assignment of
shares agreement	-	-	-	-	-	-	-	-	-	-	103,500	-	-	103,500

Distributions to former parent company	-	-	-	-	-	-	-	-	-	-	(611,589)	-	-	(611,589)

Preferred Stock dividends	-	-	-	-	-	-	-	-	-	-	-	(21,150)	-	(21,150)
														-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(49,104,211)	1,164	(49,103,047)

Balance, December 31, 2012	-	$ -	-	$ -	-	$ -	-	$ -	266,592,023	$ 26,659	$ 113,052,194	$ (81,804,466)	$ -	$ 31,274,387

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
			Inception of
			Exploration stage
	For the Year Ended	For the Year Ended	(September 1, 2011) through
	December 31, 2012	December 31, 2011	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Pershing Gold Corporation	$(49,104,211)	$(24,556,772)	(60,894,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	992,648	325,928	1,318,576
Bad debts	13,333	500,000	513,333
Bad debts in connection with discontinued operations	27,550	98,544	65,300
Amortization of debt discounts and deferred financing cost	8,100,450	5,233,317	12,049,972
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	-	280,000	116,669
Loss from extinguishment of debts	4,769,776	-	4,769,776
Derivative expense	-	5,198,206	-
Change in fair value of derivative liability	1,454,889	(6,902,806)	(5,447,917)
Interest expense in connection with the note modification	3,022,186	-	3,022,186
Interest expense in connection with the conversion of notes payable	-	230,192	230,192
Interest expense in connection with the cancellation of debt and
assignment of shares agreement	61,500	-	61,500
Gain from disposal of discontinued operations	-	(1,133,448)	(1,134,448)
Loss from disposal of assets	18,729	174,030	192,759
Non-controlling interest	1,164	(1,164)	172,348
Realized gain - available for sale securities	(1,490,600)	-	(1,490,600)
Realized gain - trading securities	(19,702)	-	(19,702)
Gain from sale of subsidiary	(500,000)	-	(500,000)
Share of loss of equity method investee	83,333	-	83,333
Common stock issued for services	1,514,158	837,500	2,351,658
Common stock issued in connection with an employment agreement	3,817,917	-	3,817,917
Common stock issued and included in settlement expense	4,883,196	4,761,500	9,644,696
Stock-based compensation	13,492,394	2,884,841	15,976,861
Gain from sale of uranium assets pursuant to an option agreement	(930,000)	-	(930,000)

Changes in operating assets and liabilities:
Restricted cash - current portion	-	560,000	1,320,817
Other receivables	22,544	(13,333)	9,211
Prepaid expenses - current portion and other current assets	(110,591)	1,441,141	1,758,731
Assets of discontinued operations - current portion	-	200,883	141,378
Prepaid expenses - long-term portion	37,759	4,153	41,912
Restricted cash - long-term portion	-	500,000	500,000
Deposits	(95,788)	(1,000)	(95,788)
Assets of discontinued operations - long term portion	-	93,809	40,556
Accounts payable and accrued expenses	15,681	526,778	378,627
Liabilities of discontinued operation	(21,622)	1,257,133	28,730

NET CASH USED IN OPERATING ACTIVITIES	(9,943,307)	(7,500,568)	(11,905,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities available for sale	-	(100,000)	-
Acquisition of mining rights	(2,576,400)	-	(2,576,400)
Payments received on notes receivable	1,430,000	-	1,430,000
Increase in reclamation bond deposits	-	(1,715,629)	(1,715,629)
Cash used in acquisition of Gold Acquisition	-	(12,000,000)	-
Cash acquired from acquisition of business	-	2,000,100	-
Cash acquired in connection with the asset purchase agreement
entered into with former parent company	-	11,164,514	-
Net proceeds received from the sale of marketable securities	1,610,302	-	1,610,302
Proceeds from disposal of assets	74,074	133,431	207,505
Purchase of property and equipment	(336,485)	(70,220)	(402,733)

NET CASH USED IN INVESTING ACTIVITIES	201,491	(587,804)	(1,446,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance cost	9,432,450	3,423,416	12,609,866
Proceeds from sale of preferred stock	1,000,000	3,284,396	4,284,396
Proceeds from note payable - related party	-	2,250,000	-
Proceeds from note payable	500,000	2,250,000	500,000
Advances received from former parent company
in connection with the asset purchase agreement	-	2,000,000	-
Proceeds from convertible promissory note - related party	-	100,000	-
Proceeds from convertible promissory notes	-	2,365,604	1,715,604
Collection on subscription receivable	-	30	-
Payments on notes payable	(1,549,370)	(4,076,722)	(3,416,092)
Advances to former parent company	-	(347,335)	48,745
Distribution to former parent company	(93,640)	-	(93,640)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,289,440	11,249,389	15,648,879

EFFECT OF EXCHANGE RATE ON CASH	-	-	1,649

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(452,376)	3,161,017	2,297,807

CASH AND CASH EQUIVALENTS- beginning of year	3,670,567	509,550	920,384

CASH AND CASH EQUIVALENTS- end of year	$3,218,191	$3,670,567	$3,218,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$197,633	$332,491	$530,124
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of notes payable and accrued interest	$8,315,258	$1,007,747	$9,323,005
Issuance of common stock in connection with the conversion of a promissory
note into a current private placement	$-	$611,750	$611,750
Issuance of a note payable in connection with the
acquisition of business	$-	$8,000,000	$-
Common stock issued for prepaid services	$-	$280,000	$-
Issuance of additional notes payable upon assignment of debt	$294,285	$-	$294,285
Beneficial conversion feature and debt discount in connection with the
issuance of convertible promissory notes	$168,163	$2,465,604	$1,883,767
Debt discount in connection with the issuance of the credit facility
agreement and notes payable	$-	$1,800,000	$-
Deferred financing cost in connection with the issuance of the credit facility
agreement and notes payable	$-	$900,000	$-
Preferred stock deemed dividend	$1,616,777	$3,284,396	$4,901,173
Assumption of liabilities of Arttor Gold upon acquisition	$-	$21,750	$-
Purchase of other receivable of Arttor Gold upon acquisition	$-	$30	$-
Purchase of reclamation bond deposit of Gold Acquisition upon acquisition	$-	$2,842,000	$-
Purchase of property and equipment of Gold Acquisition upon acquisition	$-	$8,656,929	$-
Purchase of mineral rights of Gold Acquisition upon acquisition	$-	$2,000	$-
Value of Goodwill upon acquisition of Gold Acquisition	$-	$8,499,071	$-
Common stock, warrants and options issued in connection with the
asset purchase agreement entered into with former parent company	$-	$14,857,675	$-
Purchase of prepaid expenses and deposits of former parent company	$-	$1,946,909	$-
Purchase of note receivable of former parent company in connection with
the asset purchase agreement	$-	$2,000,000	$-
Purchase of property and equipment of former parent company	$-	$39,912	$-
Assumption of liabilities of former parent company	$-	$293,659	$-
Issuance of common stock for payment of Continental's accrued legal fees	$170,614	$-	$170,614
Issuance of common stock for payment of accrued dividend	$3,601	$-	$3,601
Reclassification of derivative liability to equity	$7,750,289	$-	$7,750,289
Issuance of a note receivable upon sale of subsidiary	$500,000	$-	$500,000
Issuance of a note receivable in connection with sale of uranium
assets pursuant to an option agreement	$930,000	$-	$930,000
Common stock and warrants issued for acquisition of mining rights	$5,709,441	$-	$5,709,441
Distribution to former parent company	$517,949	$-	$517,949
Cancellation of debt in connection with the assignment of shares	$42,000	$-	$42,000
Issuance of a note payable for purchase of mining equipment	$92,145	$-	$92,145
Cancellation of debt in connection with an assignment agreement	$33,500	$-	$33,500

See accompanying notes to consolidated financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Pershing Gold Corporation (the “Company”), formerly Sagebrush Gold Ltd., formerly The Empire Sports & Entertainment Holdings Co. (“Empire”), formerly Excel Global, Inc., was incorporated under the laws of the State of Nevada on August 2, 2007. On February 27, 2012, the Company changed its name to Pershing Gold Corporation. The Company is a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada. The Company is currently focused on exploration of its Relief Canyon properties in Pershing County in northwestern Nevada. None of the Company’s properties contain proven and probable reserves, and all of its activities on all of the Company’s properties are exploratory in nature.

A wholly-owned subsidiary, EXCX Funding Corp., a Nevada corporation was formed in January 2011.

On September 1, 2011, the Company exited the sports and entertainment business and disposed of its Empire subsidiary pursuant to a Stock Purchase Agreement by and between the Company, Empire and Concert International Inc. (“CII”) (see Note 14). Pursuant to the stock purchase agreement, the Company agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown Inc. (“Capital Hoedown”), for $500,000 which was payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to the Company. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered subsidiaries of the Company.

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

On July 22, 2011, the Company, Continental Resources Acquisition Sub, Inc. (“Acquisition Sub”), and Continental Resources Group, Inc. (“Continental”), entered into an asset purchase agreement and, through the Acquisition Sub, closed on the purchase of substantially all of the assets of Continental in consideration for (i) shares of the Company’s common stock which was equal to eight shares for every 10 shares of Continental’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of Continental’s common stock and (iii) the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder (see Note 3). After giving effect to the foregoing, the Company issued 76,095,215 shares of its common stock, 41,566,999 warrants, and 2,248,000 stock options following the transaction.

Consequently, the issuance of 76,095,215 shares of the Company’s common stock to Continental accounted for approximately 67% of the total issued and outstanding stock of the Company as of July 22, 2011 and the Company became a majority owned subsidiary of Continental.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Effective February 2012, the Company is considered to be an equity method investee as a result of the decrease in Continental’s ownership interest of less than 50% which is accounted for under equity method of accounting. As of December 31, 2012, Continental holds a 28.54% interest in the Company.

On August 30, 2011, the Company, through its wholly-owned subsidiary, Gold Acquisition Corp. (“Gold Acquisition”) acquired the Relief Canyon Mine (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada, for an aggregate purchase price consisting of: (i) $12,000,000 cash and (ii) $8,000,000 of senior secured convertible promissory notes issued to Platinum Long Term Growth LLC (“Platinum”) and Lakewood Group LLC (“Lakewood”).

A newly-formed wholly-owned subsidiary of the Company, Red Battle Corp. (“Red Battle”), a Delaware corporation, was formed on April 30, 2012 and on May 23, 2012, purchased all of the outstanding membership interests of Arttor Gold and Noble Effort.

The Company entered into an Agreement and Plan of Merger on May 24, 2012 with Valor Gold Corp. and Valor Gold Acquisition Corp., a wholly-owned subsidiary of Valor Gold Corp., (see Note 3) for the purpose of divesting its Red Rocks and North Battle gold properties. As a result of this transaction, Red Battle, together with Arttor Gold and Noble Effort, became wholly-owned subsidiaries of Valor Gold.

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

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss of approximately $49.1 million for the year ended December 31, 2012, $9.9 million of net cash used in operations for the year ended December 31, 2012 and cumulative net losses of approximately $82.0 million since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company plans to raise additional capital to carry out its business plan. The Company's ability to raise additional capital through future equity and debt securities issuances is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principle of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the consolidated financial statements of the Company and its majority-owned subsidiaries as of December 31, 2012. In the preparation of the consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Exploration Stage Company

On September 1, 2011, the Company exited the sports and entertainment business and disposed of its Empire subsidiary pursuant to a Stock Purchase Agreement. The Company is no longer engaged in or pursuing agreements with artists or athletes for sports and entertainment promotion and events, and will focus its activities exclusively on its new business segment, gold and precious metals exploration company. The Company has been in the exploration stage since September 1, 2011 and has not yet realized any revenues from its planned operations. The Company is an exploration stage company as defined in Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) ASC 915 “Development Stage Entities”.

Use of Estimates and Assumptions

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, allowance for bad debts, the useful life of property and equipment, the assumptions used to calculate fair value of options granted and derivative liability, beneficial conversion on convertible notes payable, capitalized mineral rights, asset valuations, common stock issued for services, common stock issued for conversion of notes and common stock issued in connection with an acquisition.

Non-controlling interests in consolidated financial statements

In December 2007, ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements” clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of December 31, 2012 and 2011, the Company reported a deficit non-controlling interest balance of $0 and $1,164, respectively, in connection with a majority-owned subsidiary of Acquisition Sub (see Note 3), as reflected in the accompanying consolidated balance sheets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per account. In addition to the basic insurance deposit coverage, the FDIC was providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At December 31, 2012, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Comprehensive Income (Loss)

The Company adopted ASC 220-10, “Reporting Comprehensive Income,” (formerly SFAS No. 130). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Marketable securities

Marketable securities consist of the Company’s investment in publicly traded equity securities and are generally restricted for sale under Federal securities laws. The Company’s policy is to liquidate securities received when market conditions are favorable for sale. Since these securities are often restricted, the Company is unable to liquidate them until the restriction is removed. Marketable securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Pursuant to ASC Topic 320, “Investments – Debt and Equity Securities” the Company’s marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2012 to December 31, 2012:

Conversion feature derivative liability
Balance at January 1, 2012	$6,295,400
Change in fair value included in earnings	1,454,889
Reclassification of derivative liability to equity	(7,750,289)
Balance at December 31, 2012	$—

Investment measured at fair value on a recurring basis:
Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities – available for sale, net of discount for effect of restriction	$—	$—	$—

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, other receivables, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the notes payable at December 31, 2012, approximate their respective fair value based on the Company’s incremental borrowing rate. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with applicable accounting guidance.

Prepaid expenses

Prepaid expenses – current portion of $502,837 and $463,737 at December 31, 2012 and 2011, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments (in cash and common stock) of public relation services, consulting and business advisory services, and prepaid insurance and mineral lease payments which are being amortized over the terms of their respective agreements. Prepaid expenses – long term portion of $0 and $37,759 at December 31, 2012 and 2011, respectively, consist primarily of costs paid for future mineral lease payments after one year.

Mineral property acquisition and exploration costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the proven and probable reserves. If in the future the Company has capitalized mineral properties, these properties will be periodically assessed for impairment. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the years ended December 31, 2012 and 2011, the Company incurred exploration cost of $5,221,001 and $2,298,090, respectively.

ASC 930-805, “Extractive Activities-Mining: Business Combinations”, states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 805. ASC 805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”. The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable. Long-lived assets in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property, whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered, even though a viable mine has been discovered. The tests for long-lived assets in the exploration stage would be monitored for impairment based on factors such as current market value of the long-lived assets and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not consider it necessary to record any impairment charges of its long-lived assets at December 31, 2012 and 2011, respectively.

Goodwill and other intangible assets

In accordance with ASC 350-30-65, “Intangibles - Goodwill and Others”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;
2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and
3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not have any intangible assets as of December 31, 2012 and 2011.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of the ASC 740-10 related to Accounting for Uncertain Income Tax Position. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is most likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely that not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2012 and 2011, advertising expense totaled $0 and $441,064, respectively. Such expense is included in loss from discontinued operations on the accompanying consolidated statement of operations.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation – Stock Compensation”, which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Pursuant to ASC Topic 505-50, “Equity Based Payments to Non-employees”, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Recent accounting pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – ACQUISITION, DISPOSITION AND DECONSOLIDATION

Continental Resources Group, Inc.

On July 22, 2011, the Company, Acquisition Sub and Continental entered into a Purchase Agreement and, through Acquisition Sub, closed on the purchase of substantially all of the assets of Continental in consideration for (i) shares of the Company’s common stock equal to eight shares of the Company’s Common stock for every 10 shares of Continental’s common stock outstanding; (ii) the assumption of the outstanding warrants to purchase shares of Continental’s common stock equal to one warrant to purchase eight shares of the Company’s common stock for every warrant to purchase ten shares Continental’s common stock outstanding at an exercise price equal to such amount as is required pursuant to the terms of the outstanding warrants, and (iii) the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued equal to one option to purchase eight shares of the Company’s common stock for every option to purchase 10 shares of Continental’s common stock outstanding with a strike price equal to such amount as is required pursuant to the terms of the outstanding option. Upon the closing of the asset sale, Acquisition Sub assumed the Assumed Liabilities (as defined in the Purchase Agreement) of Continental. Under the terms of the Purchase Agreement, the Company purchased from Continental substantially all of its assets, including, but not limited to, 100% of the outstanding shares of common stock of Continental’s wholly-owned subsidiaries (Green Energy Fields, Inc., and ND Energy, Inc.).

The Company issued 76,095,215 shares of its common stock, warrants to purchase 41,566,999 shares of common stock, and options to purchase 2,248,000 shares of common stock following the transaction to acquire substantially all of the assets of Continental. Consequently, the issuance of 76,095,215 shares of the Company’s common stock to Continental accounted for approximately 67% of the total issued and outstanding stock of the Company as of July 22, 2011 and the Company had become a majority-owned subsidiary of Continental. Effective February 2012, the Company was considered to be an equity method investee as a result of the decrease in Continental’s ownership interest to less than 50% which is accounted for under the equity method of accounting.

NOTE 3 – ACQUISITION, DISPOSITION AND DECONSOLIDATION (continued)

As of December 31, 2012, Continental held a 28.54% interest in the Company. See Note 17- Subsequent Events regarding the dissolution of Continental and distribution of the Company’s shares held by Continental to its shareholders of record on March 1, 2013.

The issuance of 76,095,215 shares of common stock and the issuance of warrants to purchase 41,566,999 shares of common stock and options to purchase 2,248,000 shares of common stock were valued at $14,857,676 which primarily represents the fair value of the net asset acquired from Continental of cash of $11,164,514, a note receivable of $2,000,000, prepaid expenses and other current assets of $1,904,997 and assumed liabilities of $293,659. The Company valued the transaction under ASC 805-50-30-2, “Business Combinations” whereby if the consideration is not in the form of cash, the measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The Company deemed that the fair value of the net assets of Continental amounting to $14,857,676 is more clearly evident and more reliable measurement basis.

Prior to the asset purchase agreement, Barry Honig, the Company’s director and then Chairman, held 2,685,000 shares of Continental directly and certain entities under Mr. Honig’s control and family members held 3,075,838 shares of Continental. Additionally, one of the shareholders of the Company held 4,569,252 shares of Continental prior to such agreement. Although there was common ownership between the Company and Continental, through the Company's Board Member and a stockholder, such collective interests in the Company only accounted for a total of 15% upon the consummation of the asset purchase agreement.

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

The Purchase Agreement constitutes a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g) and constitutes a plan of liquidation of Continental. The Company agreed to file a registration statement under the Securities Act of 1933, as amended (“Securities Act”) in connection with liquidation of Continental no later than 30 days following (i) the closing date of the asset sale or (ii) the date that Continental delivered or filed its audited financial statements for the fiscal year ended March 31, 2011, and to distribute the registered shares to its shareholders as part of its liquidation. The Company agreed to use its best efforts to cause such registration to be declared effective within 12 months following the closing date of the asset sale.

NOTE 3 – ACQUISITION, DISPOSITION AND DECONSOLIDATION (continued)

The Company had agreed to pay liquidated damages of 1% per month, up to a maximum of 5%, in the event that the Company failed to file or was unable to cause the registration statement to be declared effective. Continental was expected to liquidate on or prior to July 1, 2012.

In August 2012, the Company entered into an Amendment Agreement with Continental and Acquisition Sub whereby the parties agreed to amend the Asset Purchase Agreement to remove the liquidated damages provision associated with the registration rights obligations of the Company. Such registration statement was declared effective in February 2013, and as a result, Continental has started the process of distribution of the Company’s shares as of March 22, 2013 and expects to complete the distribution as soon as practicable (see Note 17).

Continental Resources Acquisition Sub, Inc.

On January 26, 2012, the Company and Amicor entered into an Option Agreement whereby Amicor acquired the option to purchase all uranium properties and claims (the “Option”) from the Company for a purchase price of $10.00 in consideration for the issuance of (i) 10,000,000 shares of Amicor’s common stock and (ii) a six month promissory note in the principal amount of $1,000,000. Pursuant to the Option, the consideration received by the Company was non-refundable. The Company and Amicor amended the Option on April 24, 2012 and May 3, 2012 in order to extend the termination date of the Option. On June 11, 2012, Amicor notified the Company of its decision to exercise the Option. The Company and Amicor effected the exercise of the Option, through the assignment of the Company’s wholly-owned subsidiary, Acquisition Sub, which was the owner of 100% of the issued and outstanding common stock of each of Green Energy Fields, Inc., a Nevada corporation (“Green Energy”) (which was the owner of 100% of the issued and outstanding common stock of CPX Uranium, Inc.) and ND Energy, Inc., a Delaware corporation (“ND Energy”). Additionally, ND Energy and Green Energy held a majority of the outstanding membership interests of Secure Energy LLC. As a result of the assignment, Acquisition Sub is no longer a subsidiary of the Company.

In 2012, $930,000 of the principal amount of note was paid. Under the terms of the note, Amicor was required to pay the balance of the note upon completion of a private placement totaling $1,000,000 or more on or before July 26, 2012. The $1,000,000 private placement was not completed by that date thus Amicor was not required to pay the final $70,000 due under the note. No amounts under the note receivable from Amicor were outstanding at December 31, 2012.

The Company accounted for such transaction pursuant to ASC 845-10, “Nonmonetary Transactions” and related subtopics for an exchange of a nonmonetary asset for a non controlling ownership interest in a second entity. Since the Company received cash in the exchange of its nonmonetary assets and the cash received was greater than 25% of the fair value of the assets exchanged, the transaction was considered a monetary exchange and full or partial gain recognition is required. The fair value of the uranium mining claims exchanged approximates the Company’s carrying value which amounted to $0. In accordance with ASC 845-10, the Company recognized a gain from the sale of uranium assets of $930,000 which represents the cash collected on the note as of December 31, 2012. The Company has no actual or implied commitment, financial or otherwise, to support the operations of the new entity in any manner and the Company planned to liquidate its investment in Amicor. Consequently, the Company treated its investment in Amicor as marketable securities - available for sale with an initial basis of $0. Between February 2012 and December 2012, the Company sold 8,486,667 shares of Amicor’s common stock under private transactions and generated net proceeds of $1,490,600 and recorded a realized gain – available for sale securities of $1,490,600 during the year ended December 31, 2012. Additionally, in January 2013, the Company sold an aggregate of 1,513,333 shares of Amicor’s common stock in a private transaction and generated net proceeds of $151,333 (see Note 17). In October 2012, Amicor changed its name to Marathon Patent Group, Inc.

NOTE 3 – ACQUISITION, DISPOSITION AND DECONSOLIDATION (continued)

David Rector, a former member of the Company's Board of Directors, was a former director of Amicor. Joshua Bleak, Continental's Chief Executive Officer and director, was a former director of Amicor. On March 8, 2013, Mr. Rector and Mr. Bleak tendered their resignations as members of the Board of Amicor.

Red Battle Corp.

On May 24, 2012, the Company and Red Battle entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Valor Gold Corp., a Delaware corporation ("Valor Gold"), and Valor Gold Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Valor Gold (the "Buyer"). The Merger Agreement provides for, upon the terms and subject to the conditions in the Merger Agreement, the merger of the Buyer with and into Red Battle with Red Battle continuing as the surviving entity and the corporate existence of the Buyer ceasing (the "Merger"). The Merger effectively resulted in the sale of the Company’s two Lander County, Nevada exploration properties, Red Rock Mineral Prospect (including Centerra Prospect), and North Battle Mountain Mineral Prospect, to Valor Gold for (i) $2,000,000 in cash (the “Cash Consideration”), (ii) a 5% promissory note in the principal amount of $500,000 due 18 months following the issuance date and (iii) 25,000,000 shares of Valor Gold’s common stock. As further consideration for the Merger, (i) Arthur Leger, the Company’s former Chief Geologist, agreed to surrender to the Company for cancellation of 1,750,000 shares of the Company’s common stock; (ii) Arthur Leger agreed to grant, as lessor, a 1% net smelter returns production royalty on all minerals produced from certain claims under the Red Rock Mineral Prospect and North Battle Mountain Mineral Prospect leases to the Company; and (iii) Mr. Leger agreed to defer certain royalty payments under the terms of the Lease Agreements with Arttor Gold related to the Red Rocks and North Battle Mineral Prospect Properties. Under the terms of the note, all outstanding principal, together with all accrued but unpaid interest, is payable upon the earlier of: (i) the closing of one or more private placements of the Valor Gold’s securities in which Valor Gold receives gross proceeds of at least $7,500,000 or (ii) 18 months following the issuance of the note.

In November 2012, the Company collected the full balance of the note receivable $500,000 plus accrued interest from Valor Gold. As of December 31, 2012, the note and interest receivables were $0.

Prior to the Merger, certain entities under the control of Barry Honig, a director of the Company, and Mr. Honig’s family members held 5,600,003 shares of Valor Gold. Additionally, one of the shareholders of the Company held 750,000 shares of Valor Gold prior to the Merger. Contemporaneously with the closing of the Merger, such shareholder purchased 1,250,000 shares of Valor Gold’s common stock in a private placement by Valor Gold. Additionally, entities under Mr. Honig’s control purchased 5,000,000 shares of Valor Gold’s Series A Preferred Stock in the Valor Gold private placement.

Assuming the conversion into common stock of Valor Gold’s Series A Preferred Stock both the interest of the aforementioned shareholder and entities controlled by Mr. Honig in Valor Gold would account for 18% of Valor Gold’s issued and outstanding common stock at the closing of the Merger. In addition to being large shareholders of the Company and Valor Gold, both the shareholder and Mr. Honig, as well as, entities controlled by Mr. Honig, directly and indirectly, may influence the Company’s decisions with respect to voting of the 25,000,000 shares of Valor Gold owned by the Company, through their investments in both the Company and Valor Gold. Mr. Honig has served as co-Chairman of the Company and currently is a director of the Company. Accordingly, the Company and Mr. Honig are considered to be founders and “promoters” of Valor Gold as defined under the Securities Act. As a result of such shareholder and Mr. Honig, as well as entities controlled by Mr. Honig, being among the largest shareholders of the Company and Valor Gold, there may exist certain conflicts of interest with respect to the business and affairs of each of these companies. The Company believes that the shareholder and Mr. Honig, as well as entities controlled by Mr. Honig, are independent private investors who have no agreements, arrangements or understandings with respect to the ownership or control over any of these companies.

NOTE 3 – ACQUISITION, DISPOSITION AND DECONSOLIDATION (continued)

The Company also considered the guidance in ASC 805 “Business Combination” (formerly EITF 02-5 “Common Control”), that the Merger Agreement was not treated as a common control transaction as there was no group of shareholders that held more than 50% of the voting ownership interest of each entity with contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert.

The Company accounted for the 25,000,000 shares of Valor Gold’s common stock under ASC 845-10-S99, “Transfer of Nonmonetary Assets by Promoters or Shareholders” whereby the transfer of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company's initial public offering normally should be recorded at the transferors' historical cost basis determined under US GAAP. The Company recorded the 25,000,000 shares of Valor Gold at the historical cost basis of the nonmonetary assets transferred which amounted to $83,333. As a result of this transaction, during the year ended December 31, 2012, the Company recognized a gain from the sale of its subsidiaries of $2,500,000 as described above which represents the cash and note consideration to the Company pursuant to the Merger Agreement.

Consequently, the issuance of 25,000,000 shares of Valor Gold’s common stock to the Company accounted for approximately 38.6% of the total issued and outstanding common stock of Valor Gold as of May 24, 2012. As a result of the Company’s ownership interest of more than 20% of Valor Gold, the Company is considered to be an equity method investor which is accounted for under equity method of accounting. As of December 31, 2012 the Company holds a 32.4% interest in Valor Gold. The Company recorded its share of Valor Gold’s net loss which amounted to $83,333 using the equity method of accounting and such investment has been reduced to $0. Under ASC 323-10-35 “Investments – Equity Method”, the equity method investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses, unless the equity method investor provides or commits to provide additional funds to the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee. The Company is not obligated or committed to provide additional funds or further financial support to Valor Gold and as such the Company shall not record additional share of losses of Valor Gold upon reducing such investment to $0.

In February 2013 the Company sold an aggregate of 3,000,000 shares of Valor Gold’s common stock in a private transaction and generated net proceeds of $300,000 (see Note 17).

NOTE 4 – MARKETABLE SECURITIES

Marketable securities at December 31, 2012 consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Realized Gain from Sale of Securities	Fair Value

Marketable securities – available for sale	—	—	—	1,490,600	—

Total	$—	$—	$—	$1,490,600	$—

Marketable securities - trading are carried at fair value, with changes in unrealized holding gains and losses included in income and classified within interest and other income, net, in the accompanying consolidated statements of operations. Unrealized gains or losses on marketable securities - available for sale are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security. Realized gains or losses on the sale of marketable securities - available for sale will be reflected in the Company’s net loss for the period in which the securities are liquidated.

NOTE 4 – MARKETABLE SECURITIES (continued)

In April 2012, the Company sold its marketable securities – trading with a cost basis of $100,000 and generated proceeds of $119,702. The increase in fair value of $19,702 has been recorded as realized gain in the statement of operations for the year ended December 31, 2012.

In January 2012, the Company received 10,000,000 restricted shares of Amicor’s common stock pursuant to the Option with Amicor (see Note 3). At the time of issuance, the Company recorded the cost of investment in accordance with ASC 845-10 and was valued at $0. Between February 2012 and December 2012, the Company sold 8,486,667 shares of Amicor’s common stock under a private transaction and generated net proceeds of $1,490,600 and has recorded a realized gain – available for sale securities of $1,490,600 during the year ended December 31, 2012. Additionally, in January 2013, the Company sold an aggregate of 1,513,333 shares of Amicor’s common stock in a private transaction and generated net proceeds of $151,333 (see Note 17).

The issuance of 10,000,000 shares of Amicor’s common stock to the Company accounted for approximately 26.6% of the total issued and outstanding stock of Amicor as of January 26, 2012. As of December 31, 2012 the Company held an approximate 3% interest in Amicor. The Company accounted for such investment in Amicor as marketable securities - available for sale.

NOTE 5 – MINERAL PROPERTIES

Relief Canyon Properties

The Relief Canyon properties are located about 100 miles northeast of Reno, Nevada. The Relief Canyon properties are located in Pershing County, Nevada at the southern end of the Humboldt Range. The Relief Canyon properties do not currently have any mineral reserves and all activities undertaken and currently proposed are exploratory in nature.

Relief Canyon Mine

Through the Company’s wholly-owned subsidiary, Gold Acquisition, the Company owns 84 unpatented lode mining claims and 118 unpatented millsites at the Relief Canyon Mine property. The property includes the Relief Canyon Mine and gold processing facilities, currently in a care and maintenance status. The Relief Canyon Mine includes three open pit mines, heap leach pads comprised of six cells, two solution ponds and a cement block constructed adsorption desorption-recovery (ADR) solution processing circuit. The ADR type process plant consists of four carbon columns, acid wash system, stripping vessel, electrolytic cells, a furnace and a retort for the production of gold doré. The process facility was completed in 2008 and produced gold until 2009 by Firstgold Corp and is currently in a care and maintenance status. The facilities are generally in good condition.

Pershing Pass Property

The Company acquired the Pershing Pass property from Silver Scott Mines, Inc. in March 2012 for $550,000. Pershing Pass Property is located to the south of the Relief Canyon Mine property and consists of 489 unpatented lode mining claims (30 of which were acquired in February 2012) covering approximately 9,700 acres. Silver Scott Mines, Inc. located the claims and was the sole owner of the Pershing Pass property prior to the Company’s purchase. There is evidence of historic mining activity on the Pershing Pass property. In April 2012 the Company purchased an additional 17 mining claims adjacent to the Pershing Pass Property.

NOTE 5 – MINERAL PROPERTIES (continued)

Newmont Leased Properties

On April 5, 2012, the Company purchased from Victoria Gold Corp. and Victoria Resources (US) Inc. (“VRI”) their interest in approximately 13,300 acres of mining claims and private lands adjacent to the Company’s landholdings at the Relief Canyon Mine in Pershing County, Nevada. Approximately 8,900 acres of these properties are held under leases and subleases with Newmont USA Ltd., which the Company refers to as the Newmont Leased properties. Victoria Gold has reserved a 2% net smelter return royalty from the production on 221 of the 283 unpatented mining claims that it owned directly.

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

In connection with the foregoing purchase, the Company has agreed to purchase all of Seller’s data, information and records related thereto, including all internal analyses and reports prepared by third party consultants or contractors, and to assume all liabilities and obligations of the Sellers arising after the closing of the transaction, including additional expenditures to be made in accordance with the 2006 Mineral Lease in the amount of $750,000 by June 15, 2012. To the extent actual expenditures in any lease year exceed the applicable work commitment requirement they may be carried forward and applied against future work commitment periods. Starting in June 2014, the Company will be required to spend $0.5 million annually on exploration expenditures or pay Newmont rental payments of $10 per acre per year. The rental payments will escalate by 5% per year. Under the current terms of the 2006 Mineral lease agreement, the annual rental starting 2014, if the Company elected not to or failed to incur at least $0.5 million in exploration expenditures per year, would be approximately $0.1 million subject to a 5% increase per year.

The Company has satisfactorily fulfilled the work commitment obligation for the year ended June 2012. As of December 2012, the Company has incurred costs in excess of the June 2012 commitment by approximately $2.0 million. The excess satisfies the work commitments for the years ending June 2013 and 2014, respectively, and the majority of the requirement for the year ending June 2015.

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

NOTE 5 – MINERAL PROPERTIES (continued)

The Company also granted a 2% net smelter returns royalty on production from the Owned Claims which are not encumbered by production royalties payable to Newmont under the 2006 Mineral Lease. The Company also paid the Seller $2,000,000 cash. The Company valued the 10 million common shares at the fair market value on the date of grants at approximately $0.46 per share or $4,600,000. The 5 million warrants were valued on the grant date at approximately $0.22 per warrant or a total of $1,109,441 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.46 per share, volatility of 105%, expected term of 2 years, and a risk free interest rate of 0.35%. For the year ended December 31, 2012, the Company recorded the value of such shares and warrants into mineral rights as reflected in the accompanying consolidated balance sheets.

The Company has posted bonds with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in an amount equal to the maximum cost to reclaim land disturbed in its mining process. The Company posted a reclamation bond deposit of approximately $4.6 million to provide surface reclamation coverage for the Relief Canyon Mine, as required by the BLM to secure remediation costs if the project is abandoned or closed. Due to its investment in the bond and the close monitoring of the BLM Nevada State Office, the Company believes that it has adequately mitigated any liability that could be incurred by the Company to reclaim lands disturbed in its mining process.

As of December 31, 2012, based on managements’ review of the carrying value of mineral rights, management determined that there is no evidence that these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required.

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	December 31, 2012	December 31, 2011
Relief Canyon Mine – Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine – Newmont Leased Properties	7,709,441	-
Pershing Pass Property	576,400	-

	$16,786,912	$8,501,071

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	December 31, 2012	December 31, 2011
Furniture and fixtures	5 years	$56,995	$20,000
Office and computer equipment	1 - 5 years	220,060	26,606
Land	—	266,977	266,977
Building and improvements	5 - 25 years	727,965	727,965
Site costs	10 years	1,272,732	1,272,732
Crushing system	20 years	2,256,943	2,256,943
Process plant and equipment	10 years	3,166,280	3,115,266
Vehicles and mining equipment	5 - 10 years	682,373	659,622
		8,650,325	8,346,111
Less: accumulated depreciation		(1,263,549)	(315,008)

		$7,386,776	$8,031,103

For the year ended December 31, 2012 and 2011, depreciation expense amounted to $992,648 and $325,928 respectively.

Between November 2011 and December 31, 2011, the Company sold mining and drilling equipment with a net book value of $407,369 to third parties for a sales price of $233,339, realizing a loss on sale of assets of $174,030. As of December 31, 2011, $99,908 of the sales proceeds were included in other receivables as reflected in the accompanying consolidated balance sheet and were collected in January 2012.

Depreciation expense related to the sold mining and drilling equipment amounted to $10,920 which is included in the $325,928 above. During fiscal 2012, the Company sold mining and drilling equipment with a net book value of $80,309 to third parties for a sales price of $74,074 realizing a loss on sale of assets of $6,235. Depreciation expense related to the sold mining and drilling equipment amounted to $10,318 which is included in the $992,648 above. Additionally, the Company retired certain fully depreciated fixed assets in the amount of $33,789 which was included in the depreciation expense during fiscal 2012.

NOTE 7 – SENIOR CONVERTIBLE PROMISSORY NOTES

Senior convertible promissory notes consisted of the following:

	December 31, 2012	December 31, 2011
Senior convertible promissory notes	$—	$7,999,778
Less: debt discount	—	(6,933,333)

Senior convertible promissory notes, net	$—	$1,066,445

NOTE 7 – SENIOR CONVERTIBLE PROMISSORY NOTES (continued)

The following is the activity from December 31, 2011 through December 31, 2012 regarding the Senior Convertible Promissory Notes to Platinum and Lakewood:

Summary of Activity of Senior Convertible Promissory Notes	Platinum and Lakewood	Totals	Interest Expense	Amortization of Discount(Interest Expense)	Loss from Extinguishment of Debt	Preferred Stock Dividend
Original Face Amount of Notes Issued to Platinum and Lakewood	8,000,000	8,000,000	—	—	—	—
Assignment and Assumption Agreement with Third Party Investors on February 23, 2012	(4,000,000)	—	—	—	—	—
Note Modification Agreement with Assignors and Assignees on February 23, 2012	—	—	3,022,186	—	—	—
Payment of Principal	(1,039,771)	(1,039,771)		901,135	—	—
Conversion into Common Stock	(262,500)	(262,500)	—	227,500	51,563	—
Note Assignment and Assumption Agreement with Third Party Investors on March 30, 2012	(2,697,729)	294,285	168,163	(255,047)	824,196	—
Conversion of $1,892,014 of Note into Common Stock at $0.35 per share	—	(1,892,014)	—	953,333	615,138	—
Conversion of $1,100,000 of Note into Class D Preferred Stock	—	(1,100,000)	—	1,639,745	357,635	130,949
Conversion of FGIT Note into Series D Preferred Stock on March 30, 2012	—	(2,400,000)	—	2,080,000	1,262,990	286,298
Conversion of $1,600,000 of Note into Common Stock on March 30, 2012	—	(1,600,000)	—	1,386,667	841,992	—
Outstanding Balance as of December 31, 2012	—	—	3,190,349	6,933,333	3,953,514	417,247

As previously disclosed, the Company issued $8,000,000 of senior secured convertible promissory notes to Platinum and Lakewood on August 31, 2011.

The notes were joint and several obligations of the Company and Gold Acquisition and bore interest at a rate of 9% per annum with principal and interest payable on the first business day of each month commencing on the earlier of:

NOTE 7 – SENIOR CONVERTIBLE PROMISSORY NOTES (continued)

(i) 3 months after the Company or Gold Acquisition begins producing or extracting gold from the Relief Canyon Mine or (ii) 18 months after the original date of issuance of the note (the “Commencement Date”). The principal amount shall be paid in 12 equal monthly installments, with the initial payment due on the Commencement Date.

The notes were convertible into shares of the Company’s common stock, at a price per share equal to $0.55, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally and are further subject to anti-dilution protection. In October 2011, the conversion price of the senior convertible promissory notes had been adjusted to $0.40 per share as a result of certain anti-dilution provisions contained therein due to the sale of common stock at $0.40 per share.

Between January 5, 2012 and February 23, 2012, the Company prepaid a total of $1,039,771 of the senior secured convertible promissory note to Platinum and Lakewood.

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

The Assignors entered into their Note Modification Agreement in exchange for (i) the issuance to Platinum of warrants to purchase an aggregate of 4,144,320 shares of common stock, (ii) the issuance to Lakewood of warrants to purchase an aggregate of 1,036,080 shares of common stock, (iii) the issuance of 1,600,000 shares of common stock to Platinum, and (iv) the issuance of 400,000 shares of common stock to Lakewood. The warrants may be exercised at any time, in whole or in part, at an exercise price of $0.40 per share.

The warrants may be exercised until the fifth anniversary of their issuance. The warrants may be exercised on a cashless basis at any time. On March 29, 2012, such warrants were exercised on a cashless basis into 2,967,143 shares of common stock (see Note 12).

Accordingly, the Company valued the 2 million common shares at the fair market value on the date of grant at $0.489 per share or $978,000. The 5,180,400 warrants were valued on the grant date at approximately $0.394 per warrant or a total of $2,044,186 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.489 per share, volatility of 110%, expected term of 5 years, and a risk free interest rate of 0.88%. The Company recognized a total interest expense of $3,022,186 during the year ended December 31, 2012 in connection with the Note Modification Agreement.

NOTE 7 – SENIOR CONVERTIBLE PROMISSORY NOTES (continued)

The Note Assignment and Assumption Agreement dated March 30, 2012

On March 30, 2012, the Company, Platinum and Lakewood entered into agreements to amend the notes (which had current principal balance of $2,960,229) (the “Note Amendments”). Under the Note Amendments, the notes were amended to provide for a $0.35 conversion price. The original holders of the notes agreed to convert $262,500 of the notes in exchange for an aggregate of 750,000 shares of the Company’s common stock. The Company accounted for the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $51,563 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

The Company also entered into a Note Assignment and Assumption Agreement on March 30, 2012 (the “March Note Assignment and Assumption Agreement”) pursuant to which the original holders assigned the remaining principal amount $2,697,729 (after such conversion discussed above) of the notes to various assignees and such assignees agreed to fully convert the acquired notes into the Company’s common stock in consideration for an aggregate purchase price of $3,256,252. A total of $2,992,014 was assigned to various assignees and the original holders waived $264,238 of the aggregate purchase price payable by the assignees for the notes under the Note Assignment and Assumption Agreement at an amended conversion price of $0.35 per share. The Company recorded loss from extinguishment of debt of $294,285 for the year ended December 31, 2012 which represents the excess of the purchase price over the remaining principal. Such additional principal of $294,285 was considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock and as such were treated as a discount and were valued at $168,163 which was fully amortized upon the conversion of the notes and was included in interest expense.

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

The remaining assigned amount of $1,100,000 was amended to allow for its conversion into the Company’s Series D Preferred Stock equivalent to the stated value of the Series D Preferred Stock which is $1.00 per share. Each share of Series D Preferred Stock is convertible into shares of the Company’s common stock at an effective conversion price of $0.35 per share subject to anti-dilution provisions. As such, the Company issued a total of 1,100,000 shares of Series D Preferred Stock and an additional 227,586 shares of Series D Preferred Stock in consideration for the conversion of this convertible promissory note into shares of Series D Preferred Stock. For the year ended December 31, 2012, the Company recorded a loss from extinguishment of debts of $357,635 and preferred deemed dividend of $130,049 in connection with the issuance of the additional 227,586 shares of Series D Preferred Stock. Such shares of Series D Preferred Stock were converted into the Company’s common stock in June 2012 (see Note 12).

NOTE 7 – SENIOR CONVERTIBLE PROMISSORY NOTES (continued)

On March 30, 2012, the Company also amended the $2.4 million note assigned to Frost Gamma Investments Trust (“FGIT”) to allow for the conversion of this note into the Company’s Series D Preferred Stock at $1.00 per share. FGIT agreed to fully convert this note (together with accrued and unpaid interest of $21,600) into 2,421,600 shares of Series D Preferred Stock and an additional 501,021 shares of Series D Preferred Stock in consideration for the conversion of this note into shares of Series D Preferred Stock. The Company accounted for the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $475,671 which was equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. For the year ended December 31, 2012, the Company recorded a loss from extinguishment of debts of $787,319 and preferred deemed dividend of $286,298 in connection with the issuance of the additional 501,021 shares of Series D Preferred Stock. Such shares of Series D Preferred Stock were converted into the Company’s common stock in June 2012 (see Note 12).

On March 30, 2012, one of the assignees agreed to convert the assigned $1.6 million note (together with accrued and unpaid interest of $14,400) into 4,612,571 shares of Common Stock at a conversion price of $0.35 per share and an additional 954,325 shares of the Company’s Common Stock as consideration for the note conversion. The Company accounted for the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $317,114 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. The additional 954,325 shares of common stock were valued at the fair market value on the date of grant at $0.55 per share or $524,878 and have been included in loss from extinguishment of debts for the year ended December 31, 2012.

As a result of the conversion of the senior secured convertible promissory notes, the Company fully amortized the remaining unamortized debt discount of $6,933,333 and was included in interest expense for the year ended December 31, 2012. Accrued interest as of December 31, 2012 and 2011 amounted to $0 and $45,999, respectively and was included in accounts payable and accrued expenses.

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

At December 31, 2012 and 2011, convertible promissory notes consisted of the following:

	December 31, 2012	December 31, 2011
Convertible promissory notes	$—	$1,015,604
Less: debt discount	—	(897,117)

Convertible promissory notes, net	$—	$118,487

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

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (continued)

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

The Company concluded that since the convertible promissory notes had a fixed conversion price of $1.00, the convertible promissory notes were not considered derivatives. On October 31, 2011, the Company entered into amendment agreements with holders of the Company’s outstanding 5% convertible promissory notes dated as of February 1, 2011 in the aggregate principal amount of $750,000. Pursuant to the amendment agreements, the fixed conversion price was adjusted from $1.00 to $0.65. The note holders, including Company Board Member Barry Honig, converted their outstanding notes to the Company’s common stock at a conversion price of $0.65 per share. In total, $750,000 of notes was converted, plus accrued interest of $27,555, with the Company issuing 1,196,238 shares in exchange. The Company accounted the reduction of the original conversion price from $1.00 to $0.65 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded interest expense of $230,192 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. As of December 31, 2011, principal and accrued interest on these convertible promissory notes amounted to $0.

On September 14, 2011, the Company sold $1,715,604 of its 9% secured promissory note. The note was acquired by FGIT. The proceeds of the note were used to post additional bonds with the BLM (the “Additional Bond”) in order to advance certain exploration and Phase One drilling activities at the Company’s Relief Canyon Mining property. The note was a joint and several obligation of the Company and its wholly-owned subsidiary, Gold Acquisition. Principal and interest under the note was payable on the first business day of each month commencing on the later of (i) thirty (30) months from the original date of issuance and (ii) ten (10) days following the payment and/or conversion in full of the senior secured promissory notes dated as of August 30, 2011, issued to Platinum and Lakewood. The note may be pre-paid, in full or in part at a price equal to 105% of the aggregate principal amount of the note plus all accrued and unpaid interest thereon at the election of the Company. The note was convertible into shares of the Company’s common stock at a price equal to $0.50 per share, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally. The note was subordinated to the payment in full and satisfaction of all obligations owed to Platinum and Lakewood other than the Additional Bond and proceeds of the Additional Bond, in which FGIT had a first priority senior security interest. The note was also secured by a pledge of 100% of the stock of Gold Acquisition held by the Company. The note may be prepaid upon the occurrence of a Qualified Financing, as defined in the note, of at least $1,715,604. Certain holders of senior secured indebtedness of the Company (including Barry Honig, a Member of the Company’s Board of Directors) agreed to subordinate certain senior obligations of the Company to the prior payment of all obligations under the note. The Company concluded that since this convertible promissory note does not include a down-round provision under which the conversion price could be affected by future equity offerings, this convertible promissory note was not considered a derivative.

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (continued)

Pursuant to the terms of the note, the Company was required to prepay the principal amount of the note in full upon the occurrence of a Qualified Financing in which the Company receives from one or more investors, net proceeds of at least $1,715,604 (not including any outstanding debt conversion or investments made by the note holder). The Company determined that the sale of its securities which occurred between September 2011 and October 2011, in the aggregate, constituted a “Qualified Financing” under the terms of the note and accordingly, the Company was required to prepay the outstanding principal value of the note. On October 31, 2011, the Company and note holder entered into a Waiver Agreement pursuant to which the Company and the FGIT agreed that the Company would prepay $700,000 principal of the note and would waive (i) prepayment of the balance of the principal of the note and (ii) any default under the note arising solely from the Company’s partial prepayment of the note upon the occurrence of the Qualified Financing.

On March 30, 2012, the Company amended its 9% Secured Promissory Note to allow for the conversion into the Company’s Series D Cumulative Convertible Preferred Stock at $1.00 per share. The holder of this note agreed to fully convert the remaining note of $1,015,604 (together with accrued and unpaid interest $9,140) into 1,024,744 shares of Series D Preferred Stock and an additional 212,017 shares of Series D Preferred Stock in consideration for the conversion of this note into shares of Series D Preferred Stock. The Company accounted the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $483,094 which was equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. For the year ended December 31, 2012, the Company recorded a loss from extinguishment of debts of $333,168 and preferred deemed dividend of $121,152 in connection with the issuance of the additional 212,017 shares of Series D Preferred Stock. Such shares of Series D Preferred Stock was converted into the Company’s common stock in June 2012 (see Note 12).

As a result of the conversion of this note, the Company fully amortized the remaining unamortized debt discount of $897,117 for the year ended December 31, 2012 and was included in interest expense. Accrued interest as of December 31, 2012 and 2011 amounted to $0 and $7,882, respectively, and was included in accounts payable and accrued expenses.

NOTE 9 – NOTES PAYABLE

As of December 31, 2012 and 2011, note payable – related party consisted of the following:

	December 31, 2012	December 31, 2011
Note payable - related party	$486,250	$561,750
Less: debt discount - related party	—	(50,918)

Note payable - related party, net	$486,250	$510,832

In February 2011, the Company, Empire and its wholly-owned subsidiary, EXCX Funding Corp. (collectively the “Borrowers”), entered into a credit facility agreement (the “Credit Facility Agreement”) with two lenders including Barry Honig, a member of the Company’s Board of Directors. The Credit Facility Agreement consisted of a loan pursuant to which $4.5 million was borrowed on a senior secured basis. The indebtedness under the Credit Facility Agreement was evidenced by a promissory note payable to the order of the lenders. The loan was used exclusively to fund the costs and expenses of certain music and sporting events (the “Events”) as agreed to by the parties.

NOTE 9 – NOTES PAYABLE (continued)

The notes bear interest at 6% per annum and matured on January 31, 2012, subject to acceleration in the event the Borrowers undertake third party financing.

In addition to the 6% interest, the Borrower is required to pay all interest, fees, costs and expenses incurred by lenders in connection with the issuance of this loan facility. Pursuant to the Credit Facility Agreement, the Borrowers entered into a Master Security Agreement, Collateral Assignment and Equity Pledge with the lenders whereby the Borrowers collaterally assigned and pledged to lenders, and granted to lenders a present, absolute, unconditional and continuing security interest in, all of the property, assets and equity interests of the Company as defined in such agreement. Furthermore, in connection with the Credit Facility Agreement, the Lenders entered into a Contribution and Security Agreement (the “Contribution Agreement”) with the Company’s former Chief Executive Officer, Sheldon Finkel (See Note 11). As consideration for the extension of credit pursuant to the Credit Facility Agreement, the Borrowers were obligated to pay a fee equal to 15% of the initial loan commitment of $4.5 million (the “Preferred Return Fee”) of which Sheldon Finkel, shall receive a pro-rata portion (1/3). The Preferred Return Fee was payable if at all, only out of the net profits from the Events. Accordingly, the Company shall record the Preferred Return Fee upon attaining net profits from the Events. The Company issued to the lenders and Sheldon Finkel an aggregate of 2,250,000 shares of the Company’s newly designated Series A Preferred Stock, convertible into one share each of the Company’s common stock.

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

NOTE 9 – NOTES PAYABLE (continued)

Pursuant to the Cancellation of Debt and Assignment of Shares Agreement, the Company, Sheldon Finkel and the Assignee agreed that in consideration for the cancellation and satisfaction of the Assigned Note, Mr. Finkel would transfer and assign the 300,000 shares of Executive Retained Securities due to the Company to the Assignee. As a result of the transfer and assignment of the 300,000 shares of the Company’s common stock to the Assignee, the Third Party Receivable and the Assigned Note were extinguished. The Company valued the 300,000 common shares at the fair market value on the date of grant or assignment at approximately $0.345 per share or $103,500. In connection with the assignment of the 300,000 shares of common stock, the Company reduced the outstanding principal note by $42,000 and recognized an interest expense of $61,500.

In October 2012, the Company entered into an Assignment of Rights and Assumption of Obligation Agreement with Barry Honig whereby the Company assigned and transferred the rights arising under the Separation Agreement and General Release executed on March 28, 2011 and Agreement for Payment of Future Proceeds executed in April 2011 (collectively the “Agreement”). The Agreement is in connection with debts and obligations owed by Gregory Cohen, the former President of the Company. In consideration for the assumption by Mr. Honig of all obligations owned by the Company under the Agreement, Mr. Honig reduced the outstanding principal note due to him by $33,500. As of December 31, 2012, the remaining outstanding principal note due to Mr. Honig amounted to $486,250.

In January 2013, Mr. Honig, as the sole remaining holder of the note, agreed to extend the maturity date of the remaining balance of the note to February 1, 2014.

As of December 31, 2012 and 2011, accrued interest and fees on this note payable – related party amounted to $142,164 and $109,493, respectively. For the years ended December 31, 2012 and 2011, amortization of debt discount and deferred financing cost amounted to $101,836 and $2,598,163, respectively, and was included in interest expense.

In March 2012, the Company received $500,000 in connection with a 5% secured promissory note (the “Bridge Note”), which was secured by certain assets of the Company’s wholly-owned subsidiaries, Arttor Gold and Noble Effort. The Company administratively issued such Bridge Note on April 10, 2012. The full amount of principal and accrued interest under the Bridge Note was due and payable on a date that shall be the earlier to occur of: (x) the sale of Noble Effort and Arttor Gold, (or the sale of all or substantially all of the assets of Arttor Gold and Noble Effort) to a third party purchaser or (y) October 10, 2012. The Bridge Note was fully paid on May 29, 2012. As of December 31, 2012, accrued interest on this note amounted to $0.

In August 2012, the Company issued a note payable amounting to $92,145 in connection with the acquisition of mining equipment. The note payable bears interest at approximately 7% per annum and is secured by a lien of the mining equipment. The note is payable in 48 equal monthly payments of $2,226 beginning in September 2012. As of December 31, 2012, the current and long term portion of this note amounted to $23,036 and $59,510, respectively.

Notes payable – short and long term portion consisted of the following:

	December 31, 2012	December 31, 2011
Total notes payable	$82,546	$—
Less: current portion	(23,036)	—
Long term portion	$59,510	$—

NOTE 10 – DERIVATIVE LIABILITY

In connection with the issuance of the 9% senior convertible promissory notes dated August 30, 2011, the Company determined that the terms of the convertible notes include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the convertible instrument was accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $0 and $6,295,400 at December 31, 2012 and 2011, respectively. Gain (loss) resulting from the decrease (increase) in fair value of this convertible instrument was $(1,454,889) and $6,902,806 for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, the Company reclassified $7,750,289, the full amount of the derivative liability, to paid-in capital due to the conversion of the senior convertible promissory notes into common stock on March 30, 2012 (see Note 7).

The Company used the following assumptions for determining the fair value of the convertible instruments under the Black-Scholes option pricing model:

	2012	2011

Dividend rate	0%	0%
Term (in years)	2.00 - 2.17 Years	2.25 - 2.50 Years
Volatility	103% - 110%	106% - 193%
Risk-free interest rate	0.27% - 0.33%	0.25% - 0.42%

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

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

At December 31, 2012 and 2011 principal amount of the note payable – related party amounted to $486,250 and $561,750, respectively.

Convertible promissory note - related party

On February 1, 2011, the Company raised $750,000 in consideration for the issuance of convertible promissory notes from various investors, including $100,000 from the Company’s Member of the Board of Directors. The convertible promissory notes bore interest at 5% per annum and were convertible into shares of the Company’s common stock at a fixed rate of $1.00 per share. On October 31, 2011, the Company entered into amendment agreements (the “Amendments”) with holders of the Company’s outstanding 5% convertible promissory notes dated as of February 1, 2011 in the aggregate principal amount of $750,000.  Pursuant to the Amendments, the fixed conversion price was adjusted from $1.00 to $0.65. The note holders, including Company’s Member of the Board of Directors, Barry Honig, converted their outstanding notes to the Company’s common stock at a conversion price of $0.65 per share.

Member of the board of directors

As of December 31, 2012, a member of the Company's Board of Directors, Barry Honig, held 9,474,759 shares of Continental, directly or indirectly. In addition, family members, including trusts for the benefit of Mr. Honig's minor children, currently own 3,685,000 shares of Continental of which Mr. Honig disclaims beneficial ownership. Accordingly, as one of the largest shareholder of Continental, Mr. Honig may be deemed to be in control of Continental and accordingly there may exist certain conflicts of interest as a result. See Note 17- Subsequent Events regarding the dissolution of Continental and distribution of the Company’s shares held by Continental to its shareholders of record on March 1, 2013.

Continental Resources Group, Inc.

As of December 31, 2012, Continental holds a 28.54% interest in the Company. The Company is considered to be an equity method investee as a result of Continental’s ownership interest of less than 50% which is accounted for under equity method of accounting. In March 2012, the Company issued 250,000 shares of its common stock to a third party for the payment of Continental’s accrued legal fees of $170,614 (see Note 12) and was considered an advance to Continental. Additionally, between April 2012 and December 2012, the Company paid an aggregate of $93,640 for the payment of Continental’s accounting, legal and other public company fees. During the year ended December 31, 2012, the Company recorded such advances to additional paid in capital which represents distributions to the Company’s former parent company for a total of $611,589. At December 31, 2012 and 2011, the Company had a receivable from Continental amounting to $0 and $347,335 respectively. These advances were short-term in nature and non-interest bearing and were recorded as due from equity method investor. See Note 17- Subsequent Events regarding the dissolution of Continental and distribution of the Company’s shares held by Continental to its shareholders of record on March 1, 2013.

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

Series A Convertible Preferred Stock

In connection with the Credit Facility Agreement, the Company agreed to issue to the lenders and Sheldon Finkel an aggregate of 2,250,000 shares of the Company’s newly designated Series A Preferred Stock, convertible into one share each of the Company’s common stock (see Note 9). The holders of the Company’s Series A Preferred Stock were entitled to the same number of votes per share of common stock that the holder of these Series A Preferred Stock may convert into at the time of the vote. In the event of a liquidation, dissolution or winding up of the business of the Company, the holder of the Series A Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series A Preferred Stock’s preferential payment and over the Company’s Common Stock. The Company valued the 2,250,000 Series A Preferred Stock at the fair market value of the underlying common stock on the date of grant at $1.20 per share or $2,700,000 and recorded a debt discount of $1,800,000 and deferred financing cost of $900,000 which were amortized over the term of these notes. Between May 2011 and December 2011, 2,250,000 Series A Preferred Stock were converted into 2,250,000 shares of common stock. As of December 31, 2012, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

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

Between October 2011 and December 2011, 7,500,000 shares of Series B Preferred Stock were converted into 7,500,000 shares of common stock. On February 3, 2012, 500,000 shares of Series B Preferred Stock were converted into 500,000 shares of common stock.  The Company valued these common shares at par value. The Series B Preferred stock does not include any mandatory redeemable provisions. As of December 31, 2012, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

Series C Convertible Preferred Stock

On September 29, 2011, the Company sold 3,284,396 shares of Series C Convertible Preferred Stock and two-year warrants (the “Series C Preferred Warrants”) to purchase 9,853,188 shares of Common Stock at an exercise price of $0.60 per share for an aggregate purchase price of $3,284,396.

In accordance with ASC 505, “Equity - Dividends and Stock Splits”, the Series C Convertible Preferred Stock was considered to have an embedded beneficial conversion feature (ECF) because the conversion price was less than the fair value of the Company’s common stock. This Series C Convertible Preferred Stock was fully convertible at the issuance date, therefore a portion of proceeds allocated to the Series C Convertible Preferred Stock of $3,284,396 was determined to be the value of the beneficial conversion feature and was recorded as a deemed dividend.

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

Each share of Series C Preferred Stock is convertible into shares of common stock at a conversion price of $0.50 per share, subject to adjustment in the event the Company issues common stock or securities convertible into or exercisable for shares of common stock at a price lower than the conversion price then in effect, but not less than $0.30 per share. The Series C Preferred Stock has a stated value of $1.50 per share. In the event of the liquidation, dissolution or winding up of the business of the Company, each share of Series C Preferred Stock shall be entitled to receive, a preferential amount in cash equal to the stated value. The Series C Preferred Warrants may be exercised until the second anniversary of issuance at a cash exercise price of $0.60 per share, subject to adjustment. The Series C Preferred Warrants may be exercised on a cashless basis at any time after the original date of issuance. On September 29, 2011, the Company issued 4,429,415 shares of common stock in connection with the exercise of the 9,853,188 Series C Preferred Warrants on a cashless basis. In June 2012, the conversion price of the Series C Preferred Stock was adjusted to $0.32 per share as a result of certain anti-dilution provisions contained therein due to the sale of the Company’s common stock at $0.32 per share. In June 2012, 3,284,396 shares of Series C Preferred Stock were converted into 10,263,738 shares of the Company’s common stock. The Series C Preferred Stock does not include any mandatory redeemable provisions. As of December 31, 2012, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

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

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

All preferential amounts to be paid to the holders of Series D Preferred Stock in connection with such liquidation, dissolution or winding up shall be paid before the payment or distribution of any assets to the holders of (i) any other class or series of capital stock and (ii) of the Company’s common stock. The Company is required to redeem in cash all or portion of the Series D Preferred Stock upon the occurrence of a major transactions such as a consolidation, merger or other business combination, sale and transfer of more than 50% of any of the Company’s assets, or the closing of a purchase with more than 50% of the outstanding shares of stock tendered and the inability of the Company to convert any portion of the Series D Preferred stock due to insufficient authorized number of shares of common stock as defined in the certificate of designation. The redemption price is equivalent to the sum of (i) the greater of (A) 110% of the aggregate stated value of the outstanding shares of the Series D Preferred Stock plus all accrued dividends and (B) the aggregate stated value of the outstanding shares of the Series D Preferred Stock plus all accrued dividends divided by the conversion price on the date of the major transaction redemption price is demanded or the date the major transaction redemption price is paid in full whichever is less multiplied by the volume weighted average price on (x) the date of the major transaction redemption price is demanded and (y) the date the major transaction redemption price is paid in full, whichever is greater and (ii) all other amounts, costs, expenses and liquidated damages. The Company believes that the occurrence of the major transactions as defined in the certificate of designations are considered conditional events and as a result the instrument does not meet the definition of mandatorily redeemable financial instrument based from ASC 480-10-25, “Distinguishing Liabilities from Equity”.

This financial instrument was assessed at each reporting period to determine whether circumstances have changed such that the instrument met the definition of a mandatorily redeemable instrument (that is, the event is no longer conditional). If the event has occurred, the condition is resolved, or the event has become certain to occur, the financial instrument will be reclassified as a liability. On April 11, 2012, the Company filed an amendment to the Certificate of Designation for the Series D Preferred Stock with the Secretary of State of the State of Nevada to increase the number of authorized shares of Series D Preferred Stock that could be issued by the Company to 7,500,000. In June 2012, the conversion price of the Company’s Series D Convertible Preferred Stock was adjusted to $0.32 per share as a result of certain anti-dilution provisions contained therein due to the sale of the Company’s common stock at $0.32 per share.

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

In accordance with ASC 505, “Equity - Dividends and Stock Splits”, the Series D Preferred Stock was considered to have an embedded beneficial conversion feature (ECF) because the conversion price was less than the fair value of the Company’s common stock. This Series D Preferred Stock was fully convertible at the issuance date, therefore a portion of proceeds allocated to the Series D Preferred Stock of $1,000,000 was determined to be the value of the beneficial conversion feature and was recorded as a preferred deemed dividend. In connection with the initial sales of the Series D Preferred Stock, the initial estimated fair values allocated to the ECF were $226,629 and the fair value allocated to the warrants of $773,371 was recorded as a preferred deemed dividend on February 23, 2012.

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

The assumptions used valuing the warrants include:

Risk free interest rate (annual)	0.88%
Expected volatility	110%
Expected life	5 Years
Assumed dividends	none

In connection with the March Note Assignment and Assumption Agreement, $1,100,000 of the notes were amended to allow for their conversion into the Company’s Series D Preferred Stock equivalent to the stated value of the Series D Preferred Stock. As such, the Company issued a total of 1,100,000 shares of Series D Preferred Stock and an additional 227,586 shares of Series D Preferred Stock in consideration for the conversion of this convertible promissory note into shares of Series D Preferred Stock (see Note 7).

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

The Company recorded loss from extinguishment of debts for a total of $2,436,888 in connection with the note conversions and preferred deemed dividend of $537,499 for the year ended December 31, 2012 in connection with the issuance of the additional shares of Series D Preferred Stock discussed above.

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

The Company recognized preferred stock dividends of $21,150 related to the Series D Preferred Stock during the year ended December 31, 2012. Accrued dividends amounted to $17,550 as of December 31, 2012. As of December 31, 2012, there were 7,500,000 shares of Series D Preferred Stock authorized and none issued and outstanding.

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

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

In March 2011, the Company entered into a Separation Agreement and General Release (the “Settlement Agreement”) with the former president of the Company. Pursuant to the Settlement Agreement, the former President, Mr. Cohen returned 900,000 shares of the Company’s common stock for cancellation and sold 1,200,000 shares of the Company’s common stock he owned to one or more purchasers who are accredited investors on the closing date (the “Closing”). At the Closing, the proceeds from the private sale of the 1,200,000 shares were distributed for payment and reimbursement of various fees and obligations outstanding to the Company, a certain vendor, the Member of the Company’s Board of Directors and $115,000 to Mr. Cohen. The Closing occurred in April 2011. The Company received a total of $77,250 for reimbursement of certain costs and expenses on the closing date pursuant to this agreement and such amount has been applied against live events expenses in the accompanying consolidated statements of operations. In addition, Mr. Cohen’s employment agreement was terminated and the parties exchanged releases. In addition, at the Closing, the Company and Mr. Cohen agreed to: (i) assignments of certain boxing promotional rights agreements (subject to any required consents or approvals), and (ii) various profit sharing agreements with respect to certain of the boxing promotional rights agreements under which Mr. Cohen may elect to continue as the promoter of the boxers named therein. In connection with the return of the 900,000 shares of common stock, the Company valued the cancelled shares at $59,612 which represents the carrying amount of the assigned promotional advances and was allocated to retained earnings as a result of the Separation agreement entered into between the Company and the former president of the Company on March 28, 2011 in accordance with ASC 505-30 “Treasury Stock”.

In April 2011, the Company sold an aggregate of 410,000 shares of common stock at a purchase price of $0.60 per share which generated gross proceeds of $246,000.

On July 22, 2011, the Company issued 76,095,215 shares of its common stock pursuant to an asset purchase agreement entered into between the Company, the Company’s wholly-owned subsidiary, Acquisition Sub, and Continental.  The purchase considerations included 76,095,215 shares of the Company’s stock and the issuance of 41,566,999 stock warrants and 2,248,000 stock options and were valued at $14,857,676 (see Note 3). The Company accounted the value under ASC 805-50-30-2 “Business Combinations” whereby if the consideration is not in the form of cash, the measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The Company deemed that the fair value of the net asset of Continental amounting to $14,857,676 is more clearly evident and more reliable measurement basis.

On September 2, 2011, the Company, Empire, EXCX, Capital Hoedown, Inc. and Sheldon Finkel, the Company’s former Chief Executive Officer and former Co-Chairman of the Board of Directors (“Executive”), entered into a Separation Agreement (the “Agreement”) under which Executive resigned from all positions with the Company and each of its subsidiaries and affiliates. Pursuant to the Agreement, Executive agreed to the following:

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

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

Additionally, the employment agreement of Executive was terminated upon execution of the Separation Agreement. The Executive and the Companies agreed to release each other from any and all claims and further obligations. Pursuant to the Agreement, Sheldon Finkel agreed to return 750,000 shares of common stock. The Company valued and recorded the cancelled shares at par value or $75 against additional paid in capital.

Between September 2011 and October 2011, the Company sold $1,718,000 of units pursuant to subscription agreements (the “Subscription Agreements”) for an aggregate sale of 3,436,000 units, at a purchase price of $0.50 per unit. Each unit consists of: (i) one share of common stock and (ii) a two year warrant to purchase 50% percent of the number of shares of common stock (1,718,000 warrants) at an exercise price of $0.60 per share. The warrants may be exercised until the second anniversary of their issuance at a cash exercise price of $0.60 per share, subject to adjustment. The warrants may be exercised on a cashless basis if at any time at 100% of the closing price for the common stock on the business day immediately prior to the exercise. In September 2011, the Company issued 866,065 shares of common stock in connection with the exercise of these 1,678,000 warrants on a cashless basis.

Between October 2011 and December 2011, the Company sold $1,830,000 of units pursuant to subscription agreements for an aggregate sale of 4,575,000 units. Additionally, on November 29, 2011, the holder of the Company’s 6% note payable converted $611,750 principal balance of the note into an aggregate of 1,529,375 of units (see Note 9). Each unit was sold for a purchase price of $0.40 per unit and consists of: (i) one share of common stock and (ii) a two-year warrant to purchase fifty percent of the number of shares of common stock (3,052,188 warrants) purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events. The warrants may be exercised at any time on a cashless basis at 100% of the closing price for the common stock on the business day immediately prior to the date of exercise. During the year ended December 31, 2011, the Company paid placement agent fees of $370,583 in cash to broker-dealers in connection with the sale of the units above.

In October 2011, the Company issued 500,000 shares of the Company’s common stock in connection with a public and investor relations agreement. The Company valued these common shares at the fair market value on the date of grant at $0.971 per share or $485,500. Accordingly, the Company recognized stock based consulting expense of $485,500 during the year ended December 31, 2011.

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

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

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

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

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

Additionally, during the year ended December 31, 2012, the Company recorded stock-based compensation expense of $3,817,917 in connection with the vested restricted stock grants. At December 31, 2012, there was a total of $2,062,083 of unrecognized compensation expense related to these non-vested restricted stock grants arrangement.

On February 23, 2012, the Company issued 2 million common shares to the original holders of the senior secured promissory note in connection with the Note Modification Agreement (see Note 7). Accordingly, the Company valued the 2 million common shares at the fair market value on the date of grant at $0.489 per share or $978,000 and was recognized as interest expense during the year ended December 31 2012 in connection with the Note Modification Agreement.

On March 30, 2012, in connection with the March Note Assignment and Assumption Agreement (see Note 7), the various assignees agreed to convert an aggregate principal amount of $1,892,014 into 5,405,754 shares of the Company’s Common Stock at a conversion price of $0.35 per share. Such various assignees received an additional 1,118,432 shares of the Company’s Common Stock as consideration for the note conversion and were valued at the fair market value on the date of grant at $0.55 per share or $615,138 and have been included in loss from extinguishment of debts for the year ended December 31, 2012.

On March 30, 2012, the original holders of the senior secured notes agreed to convert $262,500 of the notes in exchange for an aggregate of 750,000 shares of the Company’s common stock (see Note 7). The Company accounted the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly, for the year ended December 31, 2012, recorded loss from extinguishment of debts of $51,563 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

On March 30, 2012, the holder of the assigned $1.6 million note (together with accrued and unpaid interest of $14,400) agreed to convert such note into 4,612,571 shares of common stock at a conversion price of $0.35 per share and an additional 954,325 shares of the Company’s common stock as consideration for the note conversion. The Company accounted for the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $317,114 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. The additional 954,325 shares of common stock were valued at the fair market value on the date of grant at $0.55 per share or $524,878 and have been included in loss from extinguishment of debts for the year ended December 31, 2012.

On March 20, 2012, the Company issued 250,000 shares of common stock to a third party in consideration for payment of legal services rendered of $129,028 and Continental’s accrued legal fees of $170,614 for a total amount of $299,642. The Company valued these common shares for $299,642 (see Note 11).

In March 2012, the Company issued 200,000 shares of common stock to a consultant in consideration for payment of public relations services rendered. The Company recorded stock based consulting expense and valued these common shares at the fair market value on the date of grants at approximately $0.55 per share or $110,000 for the year ended December 31, 2012.

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

On April 5, 2012, the Company issued to Victoria Gold. and Victoria Resources (US) Inc. 10 million shares of the Company’s common stock, and a 2 year warrant to purchase 5 million shares of Common Stock at a purchase price of $0.60 per share in connection with the acquisition of rights to approximately 13,300 acres of mining claims and private lands adjacent to the Company’s landholdings at the Relief Canyon Mine in Pershing County, Nevada (see Note 5). The Company valued the 10 million common shares at the fair market value on the date of grants at approximately $0.46 per share or $4,600,000. For the year ended December 31, 2012, the Company recorded the value of such shares and warrants into mineral rights as reflected in the accompanying consolidated balance sheets.

As previously disclosed, on July 22, 2011, the Company purchased substantially all of the assets of Continental in consideration for (i) 8 shares of the Company’s common stock for every 10 shares of Common Stock of Continental outstanding; (ii) the assumption by the Company of the outstanding warrants to purchase shares of Continental’s common stock at a ratio of one warrant (the “Company Warrants”) to purchase 8 shares of the Company’s Common Stock for every Continental Warrant to purchase 10 shares of Continental’s common stock; and (iii) the assumption of Continental’s 2010 Equity Incentive Plan and all options granted and issued thereunder at a ratio of one option to purchase 8 shares of the Company Common Stock for every option to purchase 10 shares of Continental’s common stock outstanding. Between April 2012 and June 2012, the Company issued an aggregate of 9,729,285 shares of its common stock to holders of Company Warrants in consideration for the cancellation of such Company Warrants. Additionally, such holders agreed to the elimination of certain most favored nations provisions or price protection associated with the shares of Continental’s common stock issued in connection with the Continental Warrants (the “Warrant Cancellation Transaction”). The Company issued 9,729,285 shares of the Company’s common stock at a ratio of 300 shares for every 1,000 Company Warrants held. An aggregate of 32,430,954 Company Warrants were cancelled as a result of the Warrant Cancellation Transaction. Accordingly, the Company valued the 9,729,285 common shares at the fair market value on the date of grants ranging between $0.29 to $0.505 per share or $4,883,196. This was reflected as a settlement expense in the Company’s Statement of Operations during the year ended December 31, 2012.

In connection with the Merger Agreement between the Company, Red Battle, and Valor Gold, the Company cancelled 1,750,000 shares of the Company’s common stock (see Note 3). The Company valued these cancelled common shares at par value.

On June 18, 2012, the Company granted an aggregate of 8,000,000 shares of restricted common stock to the Company’s CEO and a director of the Company and which were valued at fair market value on the date of grant at approximately $0.34 per share. Such restricted shares shall vests one third at the end of each three years from the date of issuance. Additionally, during the year ended December 31, 2012, the Company recorded stock-based compensation expense of $886,519 in connection with the vested restricted stock grants. At December 31, 2012, there was a total of $1,833,481 of unrecognized compensation expense related to these non-vested restricted stock grants arrangement.

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

Additionally, on June 18, 2012, the Company issued 1,000,000 shares of restricted common stock to the Company’s former Vice President of Finance and Administration and director, which were valued at fair market value on the date of grant at approximately $0.34 per share and vest either (i) in three equal annual installments beginning one year from the date of issuance, or, if earlier, (ii) upon the termination of his employment by, and services as a director of the Company without cause, or for reasons other than death, disability, normal or early retirement or good reason, in which case the restricted common stock shall vest as of the later of the dates of his termination of employment by the Company and his termination of services as a director of the Company. The former Vice President of Finance and Administration and director resigned from his position as a director of the Company on November 20, 2012 and as an employee of the Company on December 31, 2012, causing his restricted common stock to vest. During the year ended December 31, 2012, the Company recorded stock-based compensation expense of $340,000 in connection with the vested restricted stock grants.

On November 21, 2012, the Company granted 200,000 shares of restricted common stock to the Company’s Vice President of Finance and Controller and which were valued at fair market value on the date of grant at approximately $0.35 per share. Such restricted shares shall vest as follows: 33.33% on November 30, 2013, 33.33% on November 30, 2014, and 33.34% on November 30, 2015. During the year ended December 31, 2012, the Company recorded stock-based compensation expense of $3,612 in connection with the vested restricted stock grants. At December 31, 2012, there was a total of $67,308 of unrecognized compensation expense related to these non-vested restricted stock grants arrangement.

On December 3, 2012, the Company completed a private placement to several accredited investors (the “Purchasers”) for 9,469,548 shares of its common stock and 3,787,819 warrants for aggregate gross proceeds of $3,124,950. The purchase price for one share of common stock and a warrant to acquire 0.40 of a share of common stock was $0.33. The warrants are exercisable immediately at an exercise price of $0.50 per share and will expire on December 7, 2015.  The warrant contains customary adjustment provisions in the event of dividends or recapitalizations. In addition, the Company paid aggregate consideration of 303,030 shares of the Company’s common stock and 121,212 warrants, in lieu of $100,000 as consideration for certain placement agent services in connection with the private placement. In connection with the issuance of the 303,030 shares to the placement agent, the Company valued these common shares at par value.

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

Common Stock Options

A summary of the stock options as of December 31, 2012 and 2011 and changes during the period are presented below:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2010	2,850,000	$0.60	9.45
Granted	2,648,000	1.36	8.96
Exercised	-	-	-
Forfeited	(1,950,000)	0.41	8.84
Cancelled	-	-	-
Balance at December 31, 2011	3,548,000	1.11	8.45
Granted	32,250,000	0.39	10.0
Exercised	-	-	-
Forfeited	(500,000)	0.81	8.59
Cancelled	-	-	-
Balance outstanding at December 31, 2012	35,298,000	$0.46	9.11

Options exercisable at end of year	33,055,067	$0.46
Options expected to vest	2,242,933
Weighted average fair value of options granted during the period		$0.36

Stock options outstanding at December 31, 2012 as disclosed in the above table have approximately $943,000 intrinsic value at the end of the year.

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

In connection with the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), for the years ended December 31, 2012 and 2011, the Company recorded stock-based compensation expense of $93,080 and $584,903 respectively. At December 31, 2012, there was a total of $39,878 of unrecognized compensation expense related to these non-vested option-based compensation arrangements under the 2010 Plan.

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

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

On July 22, 2011, the Company granted 2,248,000 stock options and warrants to purchase 41,566,999 shares of common stock pursuant to an asset purchase agreement entered into between the Company, Acquisition Sub and Continental (see Note 3). The 2,248,000 9-year options to purchase shares of common stock at $1.423 per share are subject to a vesting schedule based on the stock option holder's continued employment and services. For the years ended December 31, 2012 and 2011, the Company recognized stock based compensation of $1,260,423 and $706,281, respectively, which represent the portion of the vested replacement option awards attributable to post-combination services due to the assumption of the stock options of Continental which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees). These options were valued on the grant date at $1.11 per option using a Black-Scholes option pricing model with the following assumptions: stock price of $1.10 per share, volatility of 196%, expected term of 10 years, and a risk free interest rate of 2.99%. At December 31, 2012, there was a total of $27,860 of unrecognized compensation expense related to these non-vested replacement option awards.

During the year ended December 31, 2012 and 2011, 500,000 and 1,950,000 options, respectively, were forfeited in accordance with the termination of employee and consultant relationships.

Common Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of December 31, 2012 and 2011 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2010	-	$-	-
Granted	56,190,375	2.25	3.25
Cancelled	(5,336,045)	2.84	4.40
Forfeited	(3,720,000)	2.84	-
Exercised	(11,531,188)	0.60	2.00
Balance at December 31, 2011	35,603,142	$2.64	3.94
Granted	24,482,741	0.56	4.59
Cancelled	(32,430,954)	2.83	3.86
Forfeited	-	-	-
Exercised	(11,399,150)	0.42	4.64
Balance at December 31, 2012	16,255,779	$0.54	2.42

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)
Warrants exercisable at December 31, 2012	16,255,779	$0.54	2.42

Weighted average fair value of options granted during the year ended December 31, 2012		$0.46

On July 22, 2011, the Company granted 2,248,000 stock options and warrants to purchase 41,566,999 shares of common stock pursuant to an asset purchase agreement entered into between the Company, Acquisition Sub, and Continental (see Note 3). The assumption of stock warrants was replaced with the Company’s 3,200,000 4.5-year warrants to purchase shares of common stock at $2.835 per share granted to an affiliated company and its assignees which are subject to a vesting schedule based on the warrant holder's continued services and the Company’s 38,366,999 (ranging from 5 months to 4.60 years) warrants to purchase shares of common stock at an exercise price of $2.835 which were related to private placement sale of the Company’s common stock. For the years ended December 31, 2012 and 2011, the Company recognized stock based compensation of $165,730 and $1,528,158, respectively, which represents the portion of the vested replacement warrants awards attributable to post-combination services due to the assumption of the stock warrants of Continental which was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees). These warrants were valued on the grant date at $1.11 per option using a Black-Scholes option pricing model with the following assumptions: stock price of $1.10 per share, volatility of 193%, expected term of 10 years, and a risk free interest rate of 1.56%.

Between September 2011 and October 2011, the Company sold $1,718,000 of units pursuant to subscription agreements for an aggregate sale of 3,436,000 units at a purchase price of $0.50 per unit. Each unit consists of: (i) one share of common stock and (ii) a two year warrant to purchase 50% percent (1,718,000 warrants) of the number of shares of common stock at an exercise price of $0.60 per share. The warrants may be exercised until the second anniversary of their issuance at a cash exercise price of $0.60 per share, subject to adjustment. In September 2011, the Company issued 866,065 shares of common stock in connection with the exercise of these 1,678,000 stock warrants on a cashless basis.

Between October 2011 and December 2011, the Company sold $1,830,000 of units pursuant to subscription agreements for an aggregate sale of 4,575,000 units. Additionally, on November 29, 2011, the holder of the Company’s 6% note payable converted $611,750 principal balance of the note into an aggregate of 1,529,375 of units (see Note 9). Each Unit was sold for a purchase price of $0.40 per unit and consists of: (i) one share of common stock and (ii) a two-year warrant to purchase fifty percent of the number of shares of common stock (3,052,188 warrants) purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events.

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

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

In connection with an advisory and consulting agreement, in December 2011, the Company issued 600,000 shares of common stock to a consultant who previously acted as a placement agent of the Parent Company whereby the consultant received warrants to purchase Continental’s common stock. Such warrants were assumed by the Company pursuant to the asset purchase agreement entered into with Continental. Additionally, the consultant agreed to cancel 1,056,045 assumed warrants and waive any right to receive the Company’s warrants.

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

On March 6, 2012, the Company issued a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price equal to the market price of the Company’s common stock on the date of issuance or at $0.45 per share to a consultant in consideration for services rendered. The 400,000 warrants were valued on the grant date at approximately $0.41 per option or a total of $163,155 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.45 per share, volatility of 110%, expected term of 10 years, and a risk free interest rate of 1.98%. For the year ended December 31, 2012, the Company recognized stock based consulting of $163,155.

On April 5, 2012, the Company issued to Victoria Gold and Victoria Resources (US) Inc. 10 million shares of the Company’s common stock, and a 2 year warrant to purchase 5 million shares of common stock at a purchase price of $0.60 per share in connection with the acquisition of rights to approximately 13,300 acres of mining claims and private lands adjacent to the Company’s landholdings at the Relief Canyon Mine in Pershing County, Nevada (see Note 5). The 5 million warrants were valued on the grant date at approximately $0.22 per warrant or a total of $1,109,441 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.46 per share, volatility of 105%, expected term of 2 years, and a risk free interest rate of 0.35%. For the year ended December 31, 2012, the Company recorded the value of such shares and warrants into mineral rights as reflected in the accompanying consolidated balance sheets. The warrant may be exercised in whole, or in part, at any time by means of a “cashless” exercise. In the event of an “Organic Change”, as defined in the warrant, the Company may elect to: (i) require the holder to exercise the warrant prior to the consummation of such Organic Change or (ii) secure from the person or entity purchasing such assets or the successor resulting from such Organic Change, a written agreement to deliver to the holder, in exchange for the warrant, a warrant of such acquiring or successor entity.

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

On December 3, 2012, the Company completed a private placement to several accredited investors for 9,469,548 shares of its common stock and 3,787,819 warrants for aggregate gross proceeds of $3,124,950. The warrants are exercisable immediately at an exercise price of $0.50 per share and will expire on December 7, 2015.  The warrant contains customary adjustment provisions in the event of dividends or recapitalizations. In addition, the Company paid aggregate consideration of 303,030 shares of the Company’s common stock and 121,212 warrants, in lieu of $100,000 as consideration for certain placement agent services in connection with the private placement.

NOTE 13 – NET LOSS PER COMMON SHARE

Net loss per common share is calculated in accordance with ASC Topic 260, “Earnings Per Share”. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.

	For the year ended December 31, 2012	For the year ended December 31, 2011
Numerator:
Loss from continuing operations	$(49,052,749)	$(21,469,563)
Loss from discontinued operations	$(50,298)	$(3,088,373)

Denominator:
Denominator for basic and diluted loss per share
(weighted-average shares)	219,530,283	70,372,421

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.22)	$(0.31)
Loss from discontinued operations	$(0.00)	$(0.04)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	December 31, 2012	December 31, 2011
Common stock equivalents:
Stock options	35,298,000	3,548,000
Stock warrants	16,255,779	35,603,142
Convertible preferred stock	-	8,710,990
Convertible promissory notes embedded conversion feature	-	22,030,656
	51,553,779	69,892,788

NOTE 14 – DISCONTINUED OPERATIONS

In September 2011, the Company decided to discontinue its sports and entertainment business and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation. On September 1, 2011, the Company disposed of its Empire subsidiary pursuant to a stock purchase agreement by and between the Company, Empire and CII. Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011. Pursuant to the stock purchase agreement, the Company agreed to sell Empire to CII, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 which was payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to the Company which bears interest at 8% per annum. As a result, on September 1, 2011, Empire and Capital Hoedown are no longer considered subsidiaries of the Company. As of December 31, 2012, the Company has not collected such note from CII. Accordingly, as of December 31, 2012 and December 31, 2011, this note receivable, net of allowance for bad debt of $500,000, amounted to $0.

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of the sports and entertainment business. The carrying amounts of the major classes of these assets and liabilities are summarized as follows:

	December 31, 2012	December 31, 2011
Assets:
Accounts receivable, net	$—	$44,300
Notes and loan receivable	—	16,750
Assets of discontinued operations	$—	$61,050

Liabilities:
Accounts payables and accrued expenses	$—	$21,622
Liabilities of discontinued operations	$—	$21,622

The following table sets forth for the years ended December 31, 2012 and 2011 indicated selected financial data of the Company’s discontinued operations of its sports and entertainment business.

	December 31, 2012	December 31, 2011
Revenues	$-	$3,041,329
Cost of sales	-	5,060,393
Gross profit (loss)	-	(2,019,064)
Operating and other non-operating expenses	(50,298)	(2,191,837)

Loss from discontinued operations	(50,298)	(4,210,901)
Gain from sale of sports and entertainment business	-	1,122,528
Loss from discontinued operations	$(50,298)	$(3,088,373)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

2013	$45,011
2014	46,207
2015 and thereafter	15,535
$106,753

Rent expense was $28,050 and $56,583 for the years ended December 31, 2012 and 2011, respectively.

Litigation

Relief Gold

Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952)

On February 7, 2012, the Company obtained a copy of a complaint filed in the United States District Court for the Southern District of New York (the “Complaint”) entitled Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952). Relief Gold alleges various causes of action including breach of contract, intentional interference with contract, intentional interference with prospective business relationship/economic relations, misappropriation of trade secrets and unjust enrichment, related to the Company’s acquisition on August 30, 2011 of the assets of the Relief Canyon Mine pursuant to Chapter 11 of the Bankruptcy Code. Relief Gold seeks money damages and to enjoin Sagebrush, Honig, Rector and GAC from exercising its rights and privileges gained or acquired as a result of any alleged unlawful conduct, including any management rights over GAC or the assets acquired by GAC as a result of the alleged wrongful conduct of the other defendants. Relief Gold further seeks to disgorge the profits, benefits and any other advantages gained by reason of the alleged unlawful conduct. The Company served and filed its answer to the Complaint on May 24, 2012, in which it denied the material allegations and asserted a number of affirmative defenses.  On September 18, 2012, a stipulation and order to transfer the case to the Northern District of Nevada was filed and the case was transferred to said court.  The parties currently are engaged in discovery.

The Company disputes the allegations in the Complaint and believes the Complaint to be wholly without merit and intends vigorously to defend the claims. On or about February 29, 2012, Gold Acquisition Corp. commenced an adversary proceeding in the United States Bankruptcy Court for the District of Nevada against FirstGold, Terence Lynch and Relief Gold Group, and moved, by order to show cause, for a preliminary injunction and temporary restraining order staying the prosecution of the above-referenced action pending in the Southern District. The motion for a preliminary injunction was denied on or about March 15, 2012. Relief Gold and Lynch have filed a motion to dismiss which is set for hearing in May 2013.

NOTE 15 – COMMITMENTS AND CONTINGENCIES (continued)

Gold Acquisition Corp., v FirstGold Corp. et al (Case No. 12-05013-GWZ)

On or about February 29, 2012, Gold Acquisition Corp. ("GAC") commenced an adversary proceeding in the United States Bankruptcy Court for the District of Nevada against FirstGold, Terence Lynch and Relief Gold Group, and moved, by order to show cause, for a preliminary injunction and temporary restraining order staying the prosecution of the above-referenced action pending in the Southern District. The motion for a preliminary injunction was denied on or about March 15, 2012. Firstgold filed a motion to dismiss the complaint on April 23, 2012. On June 27, 2012, the Court ordered a "stand still" of this litigation, effectively staying any further action, until December 12, 2012, extended until the hearing on the Adversary Complaint Defendants’ Motion to Dismiss in May 2013.

GAC also filed a Motion for Order to Show Cause in Firstgold’s main bankruptcy action Case No. 10-50215-GWZ requesting that the court require Firstgold to complete documentation for conveyance of property. That motion was granted on or about February 28, 2012.

NOTE 16 - INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $19.7 million at December 31, 2012, expiring through the year 2032. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Tax benefit computed at "expected" statutory rate	$(16,695,036)	$(8,349,698)
State income taxes, net of benefit	-	-
Permanent differences :
Stock based compensation and consulting	240,786	520,660
Derivative expense	-	896,000
Loss (gain) from change in fair value of derivative liability	494,700	(579,564)
Amortization of debt discount, deferred financing cost, and other non-cash interest	3,768,000	883,400
Stock based settlement expense	1,660,300	1,618,900
Loss on extinguishment of debts	1,621,700	-
Other	55,334	3,050
Increase in valuation allowance	8,854,216	5,007,252
Net income tax benefit	$-	$-

NOTE 16 - INCOME TAXES (continued)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Computed "expected" tax expense (benefit)	(34.0)%	(34.0)%
State income taxes	(0)%	(0.0)%
Permanent differences	15.5%	13.6%
Change in valuation allowance	18.5%	20.4%

Effective tax rate	0.0%	0.0%

The Company has a deferred tax asset which is summarized as follows at December 31, 2012 and 2011:

Deferred tax assets:
	December 31, 2012	December 31, 2011
Net operating loss carryover	$6,694,996	$4,430,250
Stock based compensation	6,940,860	993,620
Stock held for sale	(1,131,290)	-
Depreciable and depletable assets	1,145,470	(181,985)
Mining explorations	836,910	392,925
Capital loss carryforward	271,490	271,490
Other	(228,780)	(230,860)
Less: valuation allowance	(14,529,656)	(5,675,440)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2012, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by approximately $8.9 million.

NOTE 17 – SUBSEQUENT EVENTS

In January 2013, Mr. Honig, as the sole remaining holder of the note, agreed to extend the maturity date of the remaining balance of the note to February 1, 2014.

In January 2013, the Company sold an aggregate of 1,513,333 shares of Amicor’s common stock in a private transaction and generated net proceeds of $151,333. As a result of the sale the Company no longer owns any shares of Amicor.

NOTE 17 – SUBSEQUENT EVENTS (continued)

In February 2013, the Company sold an aggregate of 3,000,000 shares of Valor Gold’s common stock in a private transaction and generated net proceeds of $300,000. After the sale the Company continues to own 22 million shares of Valor.

On February 8, 2013, the Company and Eric Alexander, the Company’s Vice President of Finance and Controller, entered into the First Amendment to Restricted Stock Agreement (the “Alexander Amendment”) to amend, at the Company’s request that certain Restricted Stock Agreement, dated as of November 21, 2012, by and between the Company and Mr. Alexander.

Pursuant to the Alexander Amendment, the vesting schedule of the shares of restricted stock was extended as follows: (i) 33.33% on March 14, 2014, (ii) 33.33% on November 30, 2014, and (iii) 33.34% on November 30, 2015.  The original vesting schedule of the shares of restricted stock was as follows: (i) 33.33% on November 30, 2013, (ii) 33.33% on November 30, 2014, and (iii) 33.34% on November 30, 2015.

On February 8, 2013, the Company and Stephen Alfers, the Company’s Chief Executive Officer and President, entered into the First Amendment to Restricted Stock Agreement (the “Alfers Amendment”) to amend, at the Company’s request, that certain Restricted Stock Agreement, dated as of August 24, 2012, by and between the Company and Mr. Alfers.  Pursuant to the Alfers Amendment, the vesting schedule of the shares of restricted stock was extended as follows: (i) 33.33% on March 14, 2014, (ii) 33.33% on June 18, 2014, and (iii) 33.34% on June 18, 2015.  The original vesting schedule of the shares of restricted stock was as follows: (i) 33.33% on June 18, 2013, (ii) 33.33% on June 18, 2014, and (iii) 33.34% on June 18, 2015.

On February 8, 2013, the Company and Mr. Alfers entered into the First Amendment to Executive Employment Agreement (the “Executive Amendment”) to amend, at the Company’s request, that certain Executive Employment Agreement (the “Executive Employment Agreement”), dated as of February 9, 2012, by and between the Company and Mr. Alfers.  Pursuant to the Executive Amendment, the vesting schedule was extended as follows: (i) 3,000,000 shares of restricted stock on February 9, 2014, (ii) 6,000,000 shares of restricted stock on March 14, 2014, and (iii) 3,000,000 shares of restricted stock on February 9, 2015. The 6,000,000 shares of restricted stock vesting on March 14, 2014 originally would have vested on February 9, 2013.

On February 12, 2013 the SEC declared the Company’s registration statement on Form S-1 effective. The registration statement satisfies a condition allowing for the dissolution of Continental. As a result of the effectiveness of the Form S-1 registration statement, Continental is proceeding with its plan of liquidation, including the distribution of the Company’s shares, on a pro rata basis to Continental shareholders of record as of March 1, 2013. Continental has started the process of distribution of the Company’s shares as of March 22, 2013 and expects to complete the distribution as soon as practicable. Neither the Company nor Continental are issuing any new share capital via this registration statement and will not receive any proceeds from the sale of the registered shares.

On February 12, 2013, the Board approved the adoption of a 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants.  Pursuant to the terms of the 2013 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 40 million shares of common stock are issuable pursuant to awards under the 2013 Plan.

NOTE 17 – SUBSEQUENT EVENTS (continued)

On February 12, 2013, the Company granted an aggregate of 4,300,000 shares of restricted common stock to the Company’s director and 5 employees of the Company and which were valued at fair market value on the date of grant at approximately $0.51 per share. Such restricted shares shall vests one third at the end of each three years from the date of issuance.

On February 12, 2013, the Company granted an aggregate of 2,400,000 shares of restricted common stock to 5 consultants of the Company and which were valued at fair market value on the date of grant at approximately $0.51 per share. Such restricted shares shall vests one third at the end of each three years from the date of issuance.