Form 10-K/A
period 2012-12-31
Pershing Gold Corp.
filed 2013-04-30
CIK 1432196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchanges Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the Company’s most recently completed second fiscal quarter was approximately $36,500,000.  The number of shares of common stock outstanding on April 26, 2013 was 273,292,023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Pershing Gold Corporation (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission on April 1, 2013 (the “Original Filing”). The Company is filing this Amendment No. 1 solely for the purpose of including the information required by Part III of Form 10-K. The Company will not file its definitive proxy statement within 120 days of its fiscal year ended December 31, 2012; therefore, such information will not be incorporated by reference to the Company's definitive proxy statement for the 2013 Annual Meeting of Stockholders. Thus, Part III, Items 10-14, of the Company's Original Filing are hereby amended and restated in their entirety.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.  Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original Filing was filed.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, included as exhibits to the Original Filing, have been amended, restated, re-executed and re-filed as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2 and 32.1 hereto.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of our board of directors and our executive officers. All directors hold office for one-year terms until the election and qualification of their successors. Officers are appointed by the board of directors and serve at the discretion of the board.

Name	Age	Position with the Company

Stephen Alfers	67	Chief Executive Officer, President and Chairman

Eric Alexander	46	Vice President Finance and Controller
Alex Morrison	49	Director

Barry Honig	42	Director

Stephen Alfers, Chief Executive Officer, President and Chairman, was appointed as our Chief Executive Officer and Chairman on February 9, 2012. Mr. Alfers was appointed as our President on August 6, 2012. Mr. Alfers served as the President and Chief of U.S. Operations of Franco-Nevada Corporation from 2010 to 2011 and its Vice President (Legal) from 2007 to 2009. Mr. Alfers served as President of Franco-Nevada US Corporation, the wholly owned subsidiary of Franco-Nevada Corporation, from 2010 to 2011. Mr. Alfers is the founder and has been President of Alfers Mining Consulting since 2007, which performs consulting services from time to time for mining and exploration companies and investors in these industries.  Mr. Alfers served as the President and Chief Executive Officer of NewWest Gold Corporation, a publicly-traded Canadian corporation listed on the Toronto Stock Exchange, from 2006 to 2007. Mr. Alfers also served on the Board of Directors of NewWest Gold Corporation from 2005 to 2007. Mr. Alfers served as President and Chief Executive Officer of the NewWest Resources Group from 2001 to 2005 and as President and Chief Executive Officer of NewWest Gold Corporation, a privately-held Delaware Corporation, from 2005 to 2006. Mr. Alfers was the founder and managing partner of Alfers & Carver LLC from 1995 to 2001, a boutique natural resources law firm. Mr. Alfers received a J.D. from the University of Virginia, an M.A. in Monetary Policy and Public Finance from the University of Denver and a B.A. in Economics from the University of Denver. Mr. Alfers was chosen to be a director of the Company based on his extensive mining industry and operational experience, and his mining industry legal expertise.

Eric Alexander, Vice President Finance and Controller, joined the Company in September 2012 as its Vice President Finance and Controller. Prior to the joining the Company, Mr. Alexander was the Corporate Controller for Sunshine Silver Mines Corporation, a privately held mining company with exploration and pre-development properties in Idaho and Mexico, from March 2011 to August 2012. He was a consultant to Hein & Associates LLP from August 2012 to September 2012 and a Manager with Hein & Associates LLP from July 2010 to March 2011. He served from July 2007 to May 2010 as the Corporate Controller for Golden Minerals Company (and its predecessor, Apex Silver Mines Limited), a publicly traded mining company with operations and exploration activities in South America and Mexico. He has over 23 years of corporate, operational and business experience, and eight years of mining industry experience. In addition to working in the industry he also held the position of Senior Manager with the public accounting firm KPMG LLP, focusing on mining and energy clients. Mr. Alexander has a B.S. in Business Administration (concentrations in Accounting and Finance) from the State University of New York at Buffalo and is also a licensed CPA.

Alexander G. Morrison, Director, is a mining executive, chartered accountant and certified public accountant with over 26 years of experience in the mining industry. He currently serves on the boards of Detour Gold Corporation and Taseko Mines Limited. Mr. Morrison has held senior executive positions at a number of mining companies, most recently serving as Vice President and Chief Financial Officer of Franco-Nevada Corporation from 2007 to 2010. From 2002 to 2007, Mr. Morrison held increasingly senior positions at Newmont Mining Corporation, including Vice President, Operations Services and Vice President, Information Technology. Prior to that, Mr. Morrison was Vice President and Chief Financial Officer of NovaGold Resources, Inc. and Vice President and Controller at Homestake Mining Company and held senior financial positions at Phelps Dodge Corporation and Stillwater Mining Company. In addition, periodically between 2007 and the present, Mr. Morrison has performed financial consulting services for mining companies. Mr. Morrison began his career with PricewaterhouseCoopers LLP after obtaining his Bachelor of Arts in Business Administration from Trinity Western University. Mr. Morrison was selected to serve as our director due to his extensive mining resource and business experience and his financial expertise.

Barry Honig, Director, was appointed as our Co-Chairman on September 29, 2010 and served as our Chairman from September 2, 2011 to February 9, 2012. Since January 2004, Mr. Honig has been the President of GRQ Consultants, Inc., and is a private investor and consultant to early stage companies. Mr. Honig’s expertise includes early stage company capital restructuring, debt financing, capital introductions, and mergers and acquisitions. Mr. Honig sits on the board of several private companies. In addition, Mr. Honig has served as a director of Chromadex Corporation since October 2011 and served as the Co-Chairman of InterCLICK, Inc. from August 2007 through December 2011. Mr. Honig was appointed the co-Chairman of Chromadex Corp. on October 14, 2011. Mr. Honig was selected to serve as our director due to his extensive knowledge of the capital markets, his judgment in assessing business strategies and accompanying risks, and his expertise with emerging growth companies.

There are no family relationships among the executive officers and directors.

Board Committees

Audit Committee.  If we satisfy the initial listing standards for listing our common stock on the NYSE MKT or another national exchange, we intend to establish an audit committee of the board of directors. The audit committee will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties will be to recommend to our board of directors the engagement of independent auditors, to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. If we satisfy the initial listing standards for listing our common stock on the NYSE MKT or another national exchange, we intend to establish a compensation committee of the board of directors. The compensation committee will review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee will also administer our equity incentive plans and recommend and approve grants under such plans.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2012, all executive officer compensation was determined by our board of directors.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Board Independence

We currently have three directors serving on our Board of Directors: Mr. Morrison, Mr. Honig and Mr. Alfers. We are not listed on a national securities exchange and, as such, are not subject to any director independence standards. Using the definition of independence set forth in the rules of the NYSE MKT, one of our directors, Mr. Morrison, would be considered an independent director of the Company.

Corporate Governance

Meetings and Committees of the Board of Directors

Our Board of Directors held one formal meeting during the year ended December 31, 2012.

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to have these two positions overlap due to the small size of the Company.

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

Code of Ethics

We have not adopted a Code of Ethics.  If we develop our infrastructure and business, we intend to adopt a Code of Ethics.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on the information available to us during 2012, we believe that all applicable Section 16(a) filing requirements were met on a timely basis except that Mr. Honig had five late reports and six transactions that were not reported on a timely basis.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the overall compensation earned over each of the past two fiscal years ended December 31, 2012 by each person who served as our named executive officer during fiscal 2012. The value attributable to any Option Awards and Stock Awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 12 – Stockholders’ Equity – Common Stock Options to our consolidated year-end financial statements (incorporated by reference as part of our Annual Report on Form 10-K), a discussion of the assumptions made in the valuation of these option awards and stock awards.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Stephen Alfers (2)	2011	--	--	--	--	--	--
Chief Executive Officer, President and Chairman	2012	229,163	--	5,920,500	7,580,000	500,000	14,499,663
Eric Alexander(3)	2011	--	--	--	--	--	--
Vice President of Finance and Controller	2012	47,115	--	--	70,920	--	118,035
David Rector (4)	2011	87,500	20,000	--	--	--	107,500
Former President and director	2012	179,340	--	138,350	340,000	--	657,690
Adam Wasserman (5)	2011	--	--	--	--	72,000	72,000
Former Chief Financial Officer	2012	--	--	--	--	99,256	99,256

(1)	Reflects the grant date fair values of option awards calculated in accordance with FASB Accounting Standards Codification Topic 718 except that the amount shown assumes no forfeitures.
(2)	Mr. Alfers was appointed Chief Executive Officer and Chairman on February 29, 2012 and President on March 6, 2012. The Board has not made a determination with respect to bonuses for 2012.
(3)	Mr. Alexander was appointed Vice President of Finance and Controller on November 21, 2012. The Board has not made a determination with respect to bonuses for 2012.
(4)	Mr. Rector served as our President from May 12, 2011 to March 6, 2012 and as a director from August 8, 2011 to November 20, 2012.
(5)	Mr. Wasserman served as our Chief Financial Officer from November 11, 2010 to November 19, 2012.

Agreements with Executive Officers

Stephen Alfers

We entered into an employment agreement with Stephen Alfers on February 9, 2012 which was amended on February 8, 2013, pursuant to which Mr. Alfers shall serve as our Chief Executive Officer until December 31, 2015, subject to renewal. Pursuant to the terms of his employment agreement, Mr. Alfers is entitled to a base salary of $250,000 per year and was issued (i) 12,000,000 shares of the Company’s restricted common stock and (ii) an option to purchase 10,000,000 shares of the Company’s common stock with a term of ten years and an exercise price of $0.49 per share.

 The 12,000,000 shares of the Company’s restricted common stock vest as follows: 3,000,000 shares two years from the date of the employment agreement; 6,000,000 shares on March 14, 2014; and 3,000,000 shares three years from the date of the employment agreement. Vesting accelerates upon certain events, including a change in control of the Company, as described below.

Mr. Alfers also received a one-time bonus of $500,000 at the time of entering into the employment agreement. Also under his employment agreement, Mr. Alfers is entitled to receive an annual bonus if the Company meets or exceeds certain criteria adopted by the Board. The “Target Bonus” for Mr. Alfers equals 100% of his annualized base salary for that year if target levels of performance for that year are achieved, with greater or lesser amounts paid for performance above and below the target.

Certain amounts payable to Mr. Alfers as compensation are subject to claw-back rights in the event of restatements of our financial information for a period of three years after termination.

Upon Mr. Alfers’ termination without Cause (as defined in the employment agreement), within six months prior to or 24 months following a Change in Control (a “Change in Control Period”) or upon Mr. Alfers’ Resignation for Good Reason (as defined in the employment agreement) during a Change in Control Period, we are required to pay to Mr. Alfers (in addition to any Accrued Obligations as defined in the employment agreement), a lump sum in an amount equal to (x) three times (y) the sum of (i) Mr. Alfers’ base salary plus (ii) Mr. Alfers’ bonus. Additionally, any unvested equity awards that were granted prior to the Change in Control, including the awards described herein, fully and immediately vest on the Change in Control.

Upon Mr. Alfers’ termination without Cause or upon Mr. Alfers’ Resignation for Good Reason in absence of a Change in Control (as such terms are defined in the employment agreement), we are required to pay to Mr. Alfers (in addition to any Accrued Obligations as defined in the employment agreement), a lump sum in an amount equal to (x) two times (y) the sum of (i) Mr. Alfers’ base salary plus (ii) Mr. Alfers’ bonus. Additionally, any unvested equity awards that were granted prior to the Change in Control, including the initial equity grant and all other awards described under “Outstanding Equity Awards at Fiscal Year-End” below, fully and immediately vest.  Except for the initial equity grant, any unvested equity grants are forfeited as of the date of termination, and any vested equity awards are treated as specified in the applicable equity plan and award agreement.

On June 18, 2012, we issued options to purchase 5,000,000 shares of common stock at an exercise price of $0.34 per share to Mr. Alfers, which vested in full upon issuance. Additionally, on June 18, 2012, we issued a restricted stock grant of 5,000,000 shares of common stock to Mr. Alfers, pursuant to a restricted stock agreement which was amended on February 8, 2013. The restricted stock vests as follows: 33.33% on March 14, 2014, 33.33% on June 18, 2014, and 33.34% on June 18, 2015, subject to acceleration under certain events, including a change of control, as described above.

Eric Alexander

We entered into a revised offer letter with Mr. Alexander on November 21, 2012, amended on February 8, 2013, pursuant to which Mr. Alexander has an annual salary of $175,000. In addition, in connection with his appointment, the Company granted Mr. Alexander 200,000 shares of the Company’s restricted stock pursuant to and subject to the terms of the Company’s 2012 Equity Incentive Plan. The shares vest as follows: 33.33% on March 14, 2014, 33.33% on November 30, 2014, and 33.34% on November 30, 2015, subject to acceleration under certain events, including a change of control.

In connection with the offer letter we entered into with Eric Alexander, we also entered into a severance compensation agreement with Mr. Alexander on November 12, 2012.  Upon a Qualifying Termination (as defined in the severance compensation agreement) occurring on or within twelve months following a Change of Control (as defined in severance compensation agreement), we are required to pay Mr. Alexander a lump-sum severance payment equal to one-half times the sum of (i) Mr. Alexander’s base salary, plus (ii) Mr. Alexander’s bonus.

We granted Mr. Alexander 1,000,000 shares of restricted stock on February 12, 2013, vesting as follows: 333,334 shares on February 12, 2014, 333,333 shares on February 12, 2015 and 333,333 shares on February 12, 2016, subject to acceleration or forfeiture in certain circumstances, including a change of control.

Adam Wasserman

We entered into an engagement letter with Adam Wasserman in September 2010. Pursuant to the terms of this engagement letter, Mr. Wasserman was paid a monthly retainer fee of $4,000 for accounting services performed beginning October 2010 and a onetime fee of 20,000 shares of common stock upon execution of the engagement letter. We valued the common stock at the fair market value on the date of grant at $0.60 per share. On March 1, 2011, the retainer fee was increased to $6,000 per month. Mr. Wasserman agreed to act as our Chief Financial Officer. During fiscal year ended December 31, 2011 and 2012, fees amounted to $72,000 and $99,256, respectively. Mr. Wasserman resigned on November 19, 2012.

David Rector

David Rector served as our President from May 12, 2011 to February 9, 2012. Mr. Rector served as the Vice President of Finance and Administration from February 9, 2012 to November 20, 2012. Mr. Rector is not party to an employment agreement with us. Under the terms of an oral agreement, we made periodic payments to Mr. Rector as compensation for his services to us as an officer and director. The amount of this compensation was determined from time to time by our board of directors, of which he was a member. From February 9, 2012 through his resignation on November 20, 2012, we paid Mr. Rector $15,417 per month for his services. Mr. Rector remained as an employee of the Company to assist with transition matters and other projects until the end of 2012.

Indemnification Agreements

In February 2013, the Company entered into indemnification agreements with our directors and executive officers, providing for indemnification against all expenses, judgments, fines and amounts paid in settlement incurred by such indemnitee in connection with any threatened, pending or completed action, suit, alternative dispute resolution mechanism or proceeding to which indemnitee was or is a party or is threatened to be made a party by reason of the fact that indemnitee is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another enterprise, to the fullest extent permitted by Nevada law. The indemnification agreements also provide for the advancement of expenses (including attorneys’ fees) incurred by the indemnitee in connection with any action, suit, alternative dispute resolution mechanism or proceeding (subject to the terms and conditions set forth therein). The indemnification agreements contain certain exclusions, including proceedings initiated by the indemnitee unless such advancement is specifically approved by a majority of our disinterested directors.

Outstanding Equity Awards at Fiscal Year-End

Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Stephen Alfers	10,000,000(1)	0	0	0.49	2/9/22	12,000,000(4)	$5,880,000	0	0
Stephen Alfers	5,000,000(2)	0	0	0.34	6/18/22	5,000,000(5)	$1,700,000	0	0
Eric Alexander	0	0	0	---	---	200,000(6)	$70,920	0	0
David Rector	500,000(3)	0	0	0.34	12/31/13	0	0	0	0
___________________________
(1)	The shares of common stock fully vested as of February 9, 2012.
(2)	The shares of common stock fully vested as of June 18, 2012.
(3)	The shares of common stock fully vested as of December 31, 2012.
(4)
The shares of restricted common stock vest as follows: 3,000,000 shares February 9, 2014; 6,000,000 shares on March 14, 2014; and 3,000,000 shares on February 9, 2015, subject to acceleration under certain events, including a change of control.

(5)
The shares of restricted common stock vest as follows: 33.33% on March 14, 2014, 33.33% on June 18, 2014, and 33.34% on June 18, 2015, subject to acceleration under certain events, including a change of control.

(6)
The shares of restricted common stock vest as follows: 33.33% on March 14, 2014, 33.33% on November 30, 2014, and 33.34% on November 30, 2015, subject to acceleration under certain events, including a change of control.

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

2013 Equity Incentive Plan

On February 12, 2013, our board of directors adopted the 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to our employees, officers, directors and consultants. Up to 40,000,000 shares of common stock are issuable pursuant to awards under the 2013 Equity Incentive Plan. The purpose of the 2013 Equity Incentive Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. Pursuant to the terms of the 2013 Equity Incentive Plan, either our board of directors or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Unless earlier terminated by our board of directors, the 2013 Equity Incentive Plan shall terminate at the close of business on February 11, 2023.

Director Compensation

The following table sets forth with respect to our non-employee directors, compensation information inclusive of equity awards and payments made in the year end December 31, 2012. All compensation paid to Stephen Alfers, our Chief Executive Officer and Chairman of the Board of Directors and David Rector, is included in the summary compensation table under “Executive Compensation” above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry Honig	$ —	$ 1,020,000	$ 4,909,900	$ —	$ —	$ —	$5,929,900

(1)	Amounts represent the aggregate grant date fair value for fiscal year 2012 of stock options granted in 2012 under ASC Topic 718.

Except as otherwise described in this Report on Form 10-K/A, we have not had compensation arrangements for directors. We may develop a compensation plan for our directors in order to attract qualified persons and to retain them. We expect that the compensation arrangements may be comprised of a combination of cash and equity awards.

On October 1, 2010, we granted to Mr. Honig options to purchase 400,000 shares of common stock at an exercise price of $0.60 per share. The options vest in three equal installments on each of the first, second and third anniversary of the grant date.

On April 6, 2012, we entered into a consulting agreement with Mr. Honig pursuant to which Mr. Honig would provide certain consulting services relating to business development, corporate structure, strategic and business planning, selecting management and other functions reasonably necessary for advancing the business of the Company. The Consulting Agreement has an initial term of three years, subject to renewal. In consideration for the services, we agreed to pay Mr. Honig the following consideration:

•	A ten-year option to purchase 12,000,000 shares of our common stock, exercisable at $0.35 per share which vested in full on the date of issuance;

•
On such date that we receive minimum gross proceeds of at least $5,000,000 due to the occurrence of a Triggering Event (as defined in the Consulting Agreement) or the combination of multiple Triggering Events, Mr. Honig shall receive a one-time payment of $200,000; and

•	Upon a Change in Control (as defined in the Consulting Agreement) of the Company, Mr. Honig shall receive a one-time payment of $500,000.

On June 18, 2012, we issued options to purchase 1,000,000 shares of Common Stock at an exercise price of $0.34 per share to Mr. Honig, which vested in full upon issuance. Additionally, on June 18, 2012, we issued a restricted stock grant of 3,000,000 shares of Common Stock to Mr. Honig, which vest in three equal annual installments beginning one year from the date of issuance, subject to acceleration under certain events, including a change of control.

On June 18, 2012, we issued options to purchase 500,000 shares of Common Stock at an exercise price of $0.34 per share to Mr. Rector, which vested on December 31, 2012 upon termination of Mr. Rector’s employment by and services as a director of the Company. Additionally, on June 18, 2012, we issued a restricted stock grant of 1,000,000 shares of Common Stock to Mr. Rector, which vested on December 31, 2012. Mr. Rector resigned from his position as a director of the Company on November 20, 2012 and as an employee of the Company on December 31, 2012.

On February 12, 2013, we granted Mr. Morrison 1,000,000 shares of restricted stock, vesting as follows: 333,334 shares on February 12, 2014, 333,333 shares on February 12, 2015 and 333,333 shares on February 12, 2016, subject to acceleration or forfeiture in certain circumstances, including upon a change of control.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our voting securities as of April 26, 2013 by:

•	each person known by us to beneficially own more than 5.0% of any class of our voting securities;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

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

 As of April 26, 2013, we had 273,292,023 shares outstanding.

	Common Stock (1)
Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
5% Owners
Frost Gamma Investments Trust(2)	53,218,879		19.47
Officers and Directors
Stephen Alfers	15,000,000	(3)	5.20
Eric Alexander	—	(4)	—
Barry Honig	37,791,847	(5)	13.13
Alex Morrison	—	(6)	—
Officers and Directors as a Group (Four persons)	52,791,847		18.33

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 26, 2013. In computing the number of shares beneficially owned and the percentage ownership, shares of common stock that may be acquired within 60 days of April 26, 2013 pursuant to the exercise of options, warrants or convertible notes are deemed to be outstanding for that person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Dr. Philip Frost is the trustee of Frost Gamma Investments Trust and, in such capacity, has voting and dispositive power over the securities held for the account of Frost Gamma Investments Trust.
(3)
Represents options to purchase 10,000,000 shares of the common stock with an exercise price of $0.49 per share and option to purchase 5,000,000 shares of common stock with an exercise price of $0.35 per share.  Does not include 17,000,000 shares of restricted common stock which will not vest within 60 days.

(4)	Does not include 1,200,000 shares of the Company’s restricted common stock which will not vest within 60 days.
(5)
Includes 14,633,140 shares of common stock held by Mr. Honig; options to purchase 13,266,666 shares of common stock held for the account of Mr. Honig; 7,534,712 shares of common stock and 1,363,637 warrants to purchase shares of common stock held by GRQ Consultants, Inc. 401K (“GRQ 401K”); and 993,692 shares of common stock held by GRQ Consultants, Inc. (“GRQ Consultants”) all of which may be exercised within 60 days. Excludes 2,000,000 shares of Company restricted common stock which will not vest within 60 days and excludes options to purchase 133,334 shares of the Company’s common stock which are not exercisable within 60 days. Mr. Honig is the trustee of GRQ 401K and President of GRQ Consultants, and, in such capacity, has voting and dispositive power over the securities held by GRQ 401K and GRQ Consultants.

(6)	Does not include a restricted stock grant of 1,000,000 shares of the Company’s common stock which will not vest within 60 days.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment arrangements, indemnity agreements and compensation for service as directors and executive officers is described in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” These descriptions are incorporated into this ITEM 13 by reference.

Transactions with Frost Gamma

On February 23, 2012, we issued 600,000 shares of our Series D Convertible Preferred Stock and warrants to purchase an aggregate of 5,250,000 shares of our common stock at an exercise price of $0.40 per share for an aggregate purchase price of $600,000 to Frost Gamma.

On March 29, 2012, Frost Gamma exercised certain warrants on a cashless basis and received 2,967,143 shares of our common stock (using a VWAP (as defined in such warrants) of $0.919 for this calculation) sixty one (61) days from the date of exercise.

On March 30, 2012, Frost Gamma fully converted certain indebtedness in the then current principal amount of $4,515,604  and accrued and unpaid interest thereon and received 4,546,345 shares of our Series D Convertible Preferred Stock. The conversion price was at $1.00 per share (the stated value of the Series D Convertible Preferred Stock). As an inducement to fully convert such indebtedness, Frost Gamma also received an additional 940,623 shares of our Series D Convertible Preferred Stock.

On April 6, 2012, we entered into a consulting agreement with our director, Barry Honig, described in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which description is incorporated herein.  On June 19, 2012, we sold to Frost Gamma 1,562,500 shares of Common Stock at a per share price of $0.32 per share.

On June 19, 2012, we entered into a Conversion Agreement with Frost Gamma whereby Frost Gamma agreed to convert agreed to convert 3,284,396 shares of the our Series C Preferred Stock (representing 100% of our Series C Preferred Stock outstanding) into 10,263,738 shares of Common Stock and 6,086,968 shares of Series D Preferred Stock (representing 100% of our issued and outstanding Series D Preferred Stock) into 19,021,775 shares of Common Stock. In connection with, and as further consideration for, the foregoing conversion, we issued Frost Gamma an additional 3,000,000 shares of Common Stock. The Series C Preferred Stock and Series D Preferred Stock are governed by certain beneficial ownership blockers preventing the holder from converting such securities to the extent such conversion would cause the holder to beneficially hold in excess of 9.99% of our issued and outstanding Common Stock. Pursuant to the terms of the Conversion Agreement, Frost Gamma provided 61 days’ notice of the waiver of such beneficial ownership blockers and accordingly, Frost Gamma will only receive such number of shares as would cause it to beneficially own 9.99% of our Common Stock and will receive and beneficially own the balance of such shares of Common Stock in 61 days.

On August 20, 2012, we issued 27,490,513 shares of common stock to Frost Gamma, representing the balance of such shares issuable to Frost Gamma upon 61 days’ notice of the waiver of its beneficial ownership blocker, as described above.

Transactions or Relationships with or involving Mr. Honig

As of December 31, 2012, Continental Resources Group, Inc. owned 76,095,215 shares, or approximately 28.58% of our common stock. From time to time since August 2011, we advanced an aggregate of $350,000 to Continental for its operating expenses. As of the date hereof, Continental has been liquidated and approximately $518,000 of this debt remains outstanding. Mr. Honig, a member of our board of directors, was the largest shareholder of Continental and beneficially owns 12,194,236 shares, or 12.8%, of Continental prior to its liquidation in March 2013. In addition, 3,535,000 shares of Continental were owned by various Uniform Transfer to Minor Act accounts for which Mr. Honig’s father is custodian. Mr. Honig exercised no investment or voting power and disclaimed beneficial ownership of the shares owned in the name of his father or by accounts for which his father is custodian. Although Mr. Honig disclaimed beneficial ownership of such shares, if aggregated, the percent of class represented by the aggregate amount beneficially owned and the excluded shares would have totaled 16.69% of Continental Resources Group, Inc.’s issued and outstanding shares.

In October 2012, the Company entered into an Assignment of Rights and Assumption of Obligation Agreement with Mr. Honig whereby the Company assigned and transferred the rights arising under the Separation Agreement and General Release executed on March 28, 2011 and Agreement for Payment of Future Proceeds executed in April 2011 (collectively the “Separation Agreements”). The Separation Agreements were executed in connection with debts and obligations owed by Gregory Cohen, the former President of the Company. In consideration for the assumption by Mr. Honig of all obligations owned by the Company under the Separation Agreements, Mr. Honig reduced the Company’s outstanding principal note due to him by $33,500. The remaining outstanding principal note due to Mr. Honig totaled $486,250 after the execution of such Assignment of Rights and Assumption of Obligation Agreement and totals $486,250 as of April 26, 2013.

On December 3, 2012, we sold 3,409,091 shares of common stock and warrants to purchase 1,363,637 shares of common stock to Barry Honig in a private placement, for a purchase price of $1,124,999.91. The warrants are exercisable immediately at an exercise price of $0.50 per share and will expire on December 7, 2015, subject to acceleration in certain events including a change in control.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets out the aggregate fees billed by KBL LLP for the fiscal years ended December 31, 2012 and 2011 for the categories of fees described.

	Fiscal Year Ended December 31,
	2012	2011
Audit Fees(1)	$72,500	$40,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$72,500	$40,000
___________________________
(1)	Audit fees include fees for services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following exhibits are filed with this annual report on Form 10-K/A.

EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
___________________________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2013	PERSHING GOLD CORPORATION Registrant

	By:	/s/ Stephen Alfers
Stephen Alfers Chief Executive Officer and President and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Alfers	Chief Executive Officer and President and Chairman of the Board of Directors	April 29, 2013
Stephen Alfers

/s/ Eric Alexander	Vice President Finance and Controller	April 29, 2013
Eric Alexander

/s/ Alex Morrison	Director	April 29, 2013
Alex Morrison

/s/ Barry Honig	Director	April 29, 2013
Barry Honig