Form 10-Q
period 2013-03-31
Pershing Gold Corp.
filed 2013-05-15
CIK 1432196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2013, there were 273,292,023 shares of common stock, par value $0.0001, issued and outstanding.

PERSHING GOLD CORPORATION

ITEM 1 Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,082,116	$3,218,191
Other receivables	-	77,364
Prepaid expenses - current portion	306,363	502,837

Total Current Assets	2,388,479	3,798,392

NON - CURRENT ASSETS:
Property and equipment, net - (see Note 6)	7,160,366	7,386,776
Mineral rights - (see Note 5)	16,786,912	16,786,912
Reclamation bond deposit - (see Note 5)	4,645,533	4,645,533
Deposits	3,884	3,884

Total Non - Current Assets	28,596,695	28,823,105

Total Assets	$30,985,174	$32,621,497

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$822,258	$778,314
Note payable - current portion (see Note 7)	23,036	23,036
Note payable - related party, net of debt discount - (see Note 8)	486,250	486,250

Total Current Liabilities	1,331,544	1,287,600

LONG-TERM LIABILITIES:
Note payable - long term portion (see Note 7)	55,671	59,510

Total Liabilities	1,387,215	1,347,110

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized - (see Note 9)
Convertible Series A Preferred stock ($.0001 Par Value; 2,250,000 Shares Authorized;
none issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)	-	-
Convertible Series B Preferred stock ($.0001 Par Value; 8,000,000 Shares Authorized;
none issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)	-	-
Convertible Series C Preferred stock ($.0001 Par Value; 3,284,396 Shares Authorized;
none issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)	-	-
Convertible Series D Preferred stock ($.0001 Par Value; 7,500,000 Shares Authorized;
none issued and outstanding as of March 31, 2013 and December 31, 2012)	-	-
Common stock ($.0001 Par Value; 500,000,000 Shares Authorized;
273,292,023 and 266,592,023 shares issued and outstanding as of
March 31, 2013 and December 31, 2012, respectively) - (see Note 9)	27,329	26,659
Additional paid-in capital	114,431,594	113,052,194
Accumulated deficit	(14,901,794)	(14,901,794)
Accumulated deficit since inception of exploration stage (September 1, 2011)	(69,959,170)	(66,902,672)

Total Stockholders' Equity	29,597,959	31,274,387

Total Liabilities and Stockholders' Equity	$30,985,174	$32,621,497

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
			Inception of
			Exploration stage
	For the Three Months Ended March 31,		(September 1, 2011) through
	2013	2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-

Operating expenses:
Compensation and related taxes	1,634,243	6,490,733	22,443,071
Exploration cost	415,472	1,289,899	7,436,495
Consulting fees	345,533	918,624	8,251,009
General and administrative expenses	1,103,876	1,021,863	6,708,629

Total operating expenses	3,499,124	9,721,119	44,839,204

Operating loss from continuing operations	(3,499,124)	(9,721,119)	(44,839,204)

OTHER INCOME (EXPENSES):
Other income	-	80,000	80,000
Gain from sale of uranium assets pursuant to an option agreement	-	930,000	930,000
Gain from sale of subsidiaries	-	-	2,500,000
Loss from extinguishment of debts	-	(4,769,776)	(4,769,776)
Change in fair value of derivative liability	-	(1,454,889)	5,447,917
Loss from disposal of assets	-	(9,434)	(192,759)
Settlement expense	-	-	(9,682,196)
Realized gain - trading securities	-	19,702	19,702
Realized gain - available for sale securities - (see Note 4)	451,333	323,000	1,941,933
Share of loss of equity method investee	-	-	(83,333)
Interest expense and other finance costs, net of interest income	(8,707)	(11,330,418)	(15,932,981)

Total other income (expenses) - net	442,626	(16,211,815)	(19,741,493)

Loss from continuing operations before provision for income taxes	(3,056,498)	(25,932,934)	(64,580,697)

Provision for income taxes	-	-	-

Loss from continuing operations	(3,056,498)	(25,932,934)	(64,580,697)

Discontinued operations:
(Loss) gain from discontinued operations, net of tax	-	(50,174)	802,367

Net loss	(3,056,498)	(25,983,108)	(63,778,330)

Less: Net loss (income) attributable to non-controlling interest	-	606	(172,517)

Net loss attributable to Pershing Gold Corporation	(3,056,498)	(25,982,502)	(63,950,847)

Preferred deemed dividend	-	(1,616,777)	(5,987,173)

Preferred stock dividends	-	(9,000)	(21,150)

Net loss available to common stockholders	$(3,056,498)	$(27,608,279)	$(69,959,170)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.01)	$(0.17)	$(0.31)
Loss from discontinued operations	(0.00)	(0.00)	0.00
	$(0.01)	$(0.17)	$(0.31)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	270,090,916	152,753,739	208,371,263

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended	For the Period from Inception of Exploration stage (September 1, 2011) through
	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Pershing Gold Corporation	$(3,056,498)	$(25,982,502)	(63,950,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	245,958	241,794	1,564,534
Bad debts	-	13,333	513,333
Bad debts in connection with discontinued operations	-	61,050	65,300
Amortization of debt discounts and deferred financing cost	-	8,100,450	12,049,972
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	-	-	116,669
Loss from extinguishment of debts	-	4,769,776	4,769,776
Change in fair value of derivative liability	-	1,454,889	(5,447,917)
Interest expense in connection with the note modification	-	3,022,186	3,022,186
Interest expense in connection with the conversion of notes payable	-	-	230,192
Interest expense in connection with the cancellation of debt and
assignment of shares agreement	-	-	61,500
Gain from disposal of discontinued operations	-	-	(1,134,448)
Loss from disposal of assets	-	9,434	192,759
Non-controlling interest	-	(606)	172,348
Realized gain - available for sale securities	(451,333)	(323,000)	(1,941,933)
Realized gain - trading securities	-	(19,702)	(19,702)
Gain from sale of subsidiary	-	-	(500,000)
Share of loss of equity method investee	-	-	83,333
Common stock issued and included in settlement expense	-	-	9,644,696
Stock-based compensation	1,395,136	6,370,065	23,541,572
Gain from sale of uranium assets pursuant to an option agreement	-	(930,000)	(930,000)

Changes in operating assets and liabilities:
Restricted cash - current portion	-	-	1,320,817
Other receivables	77,364	99,908	86,575
Prepaid expenses - current portion and other current assets	196,474	70,845	1,955,205
Assets of discontinued operations - current portion	-	-	141,378
Prepaid expenses - long-term portion	-	2,492	41,912
Restricted cash - long-term portion	-	-	500,000
Deposits	-	(8,884)	(95,788)
Assets of discontinued operations - long term portion	-	-	40,556
Accounts payable and accrued expenses	43,944	88,451	422,571
Liabilities of discontinued operation	-	(21,622)	28,730

NET CASH USED IN OPERATING ACTIVITIES	(1,548,955)	(2,981,643)	(13,454,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mining rights	-	(550,000)	(2,576,400)
Payments received on notes receivable	-	930,000	1,430,000
Increase in reclamation bond deposits	-	-	(1,715,629)
Net proceeds received from the sale of marketable securities	451,333	323,000	2,061,635
Proceeds from disposal of assets	-	70,875	207,505
Purchase of property and equipment	(19,548)	(178,493)	(422,281)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	431,785	595,382	(1,015,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance cost	-	847,500	12,609,866
Proceeds from sale of preferred stock	-	1,000,000	4,284,396
Proceeds from note payable	-	500,000	500,000
Proceeds from convertible promissory notes	-	-	1,715,604
Payments on notes payable	(3,839)	(1,039,771)	(3,419,931)
Advances to former parent company	-	-	48,745
Distribution to former parent company	(15,066)	-	(108,706)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(18,905)	1,307,729	15,629,974

EFFECT OF EXCHANGE RATE ON CASH	-	-	1,649

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,136,075)	(1,078,532)	1,161,732

CASH AND CASH EQUIVALENTS- beginning of period	3,218,191	3,670,567	920,384

CASH AND CASH EQUIVALENTS- end of period	$2,082,116	$2,592,035	$2,082,116

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,413	$71,817	$531,537
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of notes payable and accrued interest	$-	$8,315,258	$9,323,005
Issuance of common stock in connection with the conversion of a promissory
note into a current private placement	$-	$-	$611,750
Issuance of a note payable in connection with the
Issuance of additional notes payable upon assignment of debt	$-	$294,285	$294,285
Beneficial conversion feature and debt discount in connection with the
issuance of convertible promissory notes	$-	$168,163	$1,883,767
Preferred stock deemed dividend	$-	$1,616,777	$4,901,173
Issuance of common stock for payment of Continental's accrued legal fees	$-	$170,614	$170,614
Issuance of common stock for payment of accrued dividend	$-	$3,601	$3,601
Reclassification of derivative liability to equity	$-	$7,750,289	$7,750,289
Issuance of a note receivable upon sale of subsidiary	$-	$-	$500,000
Issuance of a note receivable in connection with sale of uranium
assets pursuant to an option agreement	$-	$1,000,000	$930,000
Common stock and warrants issued for acquisition of mining rights	$-	$-	$5,709,441
Distribution to former parent company	$-	$-	$517,949
Cancellation of debt in connection with the assignment of shares	$-	$-	$42,000
Issuance of a note payable for purchase of mining equipment	$-	$-	$92,145
Cancellation of debt in connection with an assignment agreement	$-	$-	$33,500

See accompanying notes to unaudited consolidated financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Pershing Gold Corporation (the “Company”), formerly named Sagebrush Gold Ltd., formerly named The Empire Sports & Entertainment Holdings Co. (“Empire”), formerly named Excel Global, Inc., was incorporated under the laws of the State of Nevada on August 2, 2007. On February 27, 2012, the Company changed its name to Pershing Gold Corporation. The Company is a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada. The Company is currently focused on exploration of its Relief Canyon properties in Pershing County in northwestern Nevada. None of the Company’s properties contain proven and probable reserves, and all of the Company’s activities on all of its properties are exploratory in nature.

On September 1, 2011, the Company exited the sports and entertainment business and disposed of its Empire subsidiary pursuant to a Stock Purchase Agreement by and between the Company, Empire and Concert International Inc. (“CII”). Pursuant to the stock purchase agreement, the Company agreed to sell to CII its Empire subsidiary, including the 66.67% equity ownership interest in Capital Hoedown Inc. (“Capital Hoedown”), for $500,000. As a result, on September 1, 2011, Empire and Capital Hoedown were no longer subsidiaries of the Company.

A wholly-owned subsidiary, EXCX Funding Corp., a Nevada corporation was formed in January 2011 and currently holds the note payable - related party (see Note 8).

On August 30, 2011, the Company, through its wholly-owned subsidiary, Gold Acquisition Corp. (“Gold Acquisition”) acquired the Relief Canyon Mine property (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada, for an aggregate purchase price consisting of: (i) $12,000,000 cash and (ii) $8,000,000 in senior secured convertible promissory notes.

A wholly-owned subsidiary, Pershing Royalty Company., a Delaware corporation, was formed on May 17, 2012 to hold a royalty interest in two gold exploration properties (see Note 3).

Going concern

The Company is in the exploration stage and does not generate revenues to meet its operating expenses.

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss of approximately $3.1 million for the three months ended March 31, 2013, $1.5 million of net cash used in operations for the three months ended March 31, 2013 and cumulative net losses of approximately $84.9 million since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company plans to raise additional capital to carry out its business plan. The Company's ability to raise additional capital through future equity and debt securities issuances is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Principle of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the condensed consolidated financial statements of the Company as of March 31, 2013. All intercompany transactions and balances have been eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests. Prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation and all transactions relating to the sports and entertainment business are included in discontinued operations. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2013, and the results of operations and cash flows for the three months ended March 31, 2013 have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the period ended December 31, 2012, which are contained in the Company's Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013. The consolidated balance sheet as of December 31, 2012 was derived from those financial statements.

Exploration stage company

On September 1, 2011, the Company exited the sports and entertainment business and sold its Empire subsidiary. The Company is engaged in gold and precious metals exploration. The Company has been in the exploration stage since September 1, 2011 and has not yet realized any revenues from its planned operations. The Company is an exploration stage company as defined in Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) ASC 915 “Development Stage Entities”.

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

Non-controlling interests in consolidated financial statements

In December 2007, ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements” clarified that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s accounts at this institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At March 31, 2013, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Marketable securities

Marketable securities consist of the Company’s investment in publicly traded equity securities and are generally restricted for sale under Federal securities laws. The Company’s policy is to liquidate securities received when market conditions are favorable for sale. Since these securities are often restricted, the Company is unable to liquidate them until the restriction is removed. Marketable securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Pursuant to ASC Topic 320, “Investments – Debt and Equity Securities,” the Company’s marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company classifies the investments in marketable securities available for sale as Level 3, adjusted for the effect of restriction. The securities are restricted and cannot be readily resold by the Company absent a registration of the sale of those securities under the Securities Act of 1933 as amended (the “Securities Act”) or the availability of an exemption from the registration. Unrealized gains or losses on marketable securities available for sale are recognized as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale are reflected in net income for the period in which the security was liquidated. At the end of each period, the Company evaluates the carrying value of the marketable securities for a decrease in value. The Company evaluates the company underlying these marketable securities to determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be “other- than- temporary”, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is charged to earnings.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the notes payable at March 31, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

Prepaid expenses

Prepaid expenses – current portion of $306,363 and $502,837 at March 31, 2013 and December 31, 2012, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments (in cash and common stock) of public relation services, consulting and business advisory services, and prepaid insurance and mineral lease which are being amortized over the terms of their respective agreements.

Mineral property acquisition and exploration costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method over the estimated life of the proven and probable reserves. If in the future the Company has capitalized mineral properties, these properties will be periodically assessed for impairment. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the three months ended March 31, 2013 and 2012, the Company incurred exploration cost of $415,472 and $1,289,899, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”. The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable. Long-lived assets in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property, and whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered, even though a viable mine has been discovered. The tests for long-lived assets in the exploration stage would be monitored for impairment based on factors such as current market value of the long-lived assets and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges of its long-lived assets at March 31, 2013 and December 31, 2012, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not have any intangible assets as of March 31, 2013 and December 31, 2012.

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

Updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries, are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – ACQUISITION, DISPOSITION AND DECONSOLIDATION

Continental Resources Group, Inc.

On July 22, 2011, the Company, Continental Resources Acquisition Sub Inc. (“Acquisition Sub”) and Continental Resources Group Inc. (“Continental”) entered into a Purchase Agreement and, through Acquisition Sub, completed the purchase of substantially all of the assets of Continental.

On February 12, 2013 the SEC declared the Company’s registration statement on Form S-1 effective. The registration statement satisfies a condition allowing for the dissolution of Continental. As a result of the effectiveness of the Form S-1 registration statement, Continental completed its plan of liquidation, including the distribution of 76,095,215 of the Company’s shares on a pro rata basis to Continental shareholders of record as of March 1, 2013.

Sale of Uranium Exploration Properties

On January 26, 2012, the Company and American Strategic Minerals Corp. (“Amicor”) entered into an Option Agreement whereby Amicor acquired the option to purchase all uranium properties and claims (the “Option”) from the Company for a purchase price of $10.00 in consideration for the issuance of (i) 10,000,000 shares of Amicor’s common stock and (ii) a six month promissory note in the principal amount of $1,000,000. Pursuant to the Option, the consideration received by the Company for the option was non-refundable.

In 2012, $930,000 of the principal amount of note was paid. Under the terms of the note, Amicor was required to pay the balance of the note upon completion of a private placement totaling $1,000,000 or more on or before July 26, 2012. The $1,000,000 private placement was not completed by that date and thus Amicor was not required to pay the final $70,000 due under the note. Accordingly, no amounts under the note receivable from Amicor are currently outstanding.

Between February 2012 and January 2013, the Company sold 10,000,000 shares of Amicor’s common stock in private transactions and generated net proceeds of $1,641,933. In October 2012, Amicor changed its name to Marathon Patent Group, Inc.

Sale of Gold Exploration Properties

A wholly-owned subsidiary of the Company, Red Battle Corp. (“Red Battle”), a Delaware corporation, was formed on April 30, 2012 to hold all of the outstanding membership interests of Arttor Gold and Noble Effort, then subsidiaries of the Company which owned the Red Battle and North Battle Mountain gold exploration properties. The Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) on May 24, 2012 with Valor Gold Corp. and Valor Gold Acquisition Corp., a wholly-owned subsidiary of Valor Gold Corp., for the purpose of divesting its Red Rocks and North Battle Mountain gold properties. As a result of this transaction, Red Battle, together with Arttor Gold and Noble Effort were sold to Valor Gold.

The Merger effectively resulted in the sale of the Company’s two Lander County, Nevada exploration properties, Red Rock Mineral Prospect (including the Centerra Prospect), and North Battle Mountain Mineral Prospect, to Valor Gold for (i) $2,000,000 in cash (the “Cash Consideration”), (ii) a 5% promissory note in the principal amount of $500,000 due 18 months following the issuance date and (iii) 25,000,000 shares of Valor Gold’s common stock.

In November 2012, the Company collected the full balance of the note receivable $500,000 plus accrued interest from Valor Gold.

Prior to the Merger, certain entities under the control of Barry Honig, a director of the Company, and Mr. Honig’s family members held 5,600,003 shares of Valor Gold. Additionally, another shareholder of the Company held 750,000 shares of Valor Gold prior to the Merger. Contemporaneously with the closing of the Merger, this shareholder purchased 1,250,000 shares of Valor Gold’s common stock in a private placement by Valor Gold. Additionally, entities under Mr. Honig’s control purchased 5,000,000 shares of Valor Gold’s Series A Preferred Stock in the Valor Gold private placement.

The issuance of 25,000,000 shares of Valor Gold’s common stock to the Company accounted for approximately 38.6% of the total issued and outstanding common stock of Valor Gold as of May 24, 2012. In February 2013, the Company sold 3,000,000 shares of Valor Gold’s common stock in a private transaction and generated net proceeds of $300,000. As of March 31, 2013, the Company holds a 28.4% interest in Valor Gold. In April 2013, the Company sold 2,000,000 shares of Valor Gold’s common stock in a private transaction and generated net proceeds of $140,000. The Company is seeking to sell its remaining shares of Valor Gold.

NOTE 4 – MARKETABLE SECURITIES

Marketable securities at March 31, 2013 consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Realized Gain from Sale of Securities	Fair Value

Marketable securities – available for sale	—	—	—	451,333	—

Total	$—	$—	$—	$451,333	$—

In January 2013, the Company sold the remaining 1,513,333 shares of Amicor’s common stock it owned in a private transaction and generated net proceeds of $151,333. In February 2013, the Company sold 3,000,000 shares of Valor Gold’s common stock under a private transaction and generated net proceeds of $300,000.Consequently, the Company has recorded a realized gain – available for sale securities of $451,333 during the three months ended March 31, 2013.

NOTE 5 – MINERAL PROPERTIES

Relief Canyon Properties

The Relief Canyon properties are located in Pershing County about 100 miles northeast of Reno, Nevada and at the southern end of the Humboldt Range. The Relief Canyon properties do not currently have any mineral reserves and all activities undertaken and currently proposed are exploratory in nature.

Relief Canyon Mine

Through the Company’s wholly-owned subsidiary, Gold Acquisition, the Company owns 84 unpatented lode mining claims and 118 unpatented millsites at the Relief Canyon Mine property. The property includes the Relief Canyon Mine and gold processing facilities, currently in a care and maintenance status. The Relief Canyon Mine includes three open pit mines, heap leach pads comprised of six cells, two solution ponds and a cement block constructed adsorption desorption-recovery (ADR) solution processing circuit. The ADR type process plant consists of four carbon columns, acid wash system, stripping vessel, electrolytic cells, a furnace and a retort for the production of gold doré. The process facility was completed in 2008 by Firstgold Corp and produced gold until 2009 and is currently in a care and maintenance status. The facilities are generally in good condition.

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

As of March 31, 2013, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required.

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

NOTE 5 – MINERAL PROPERTIES (continued)

Mineral properties consisted of the following:

	March 31, 2013	December 31, 2012
Relief Canyon Mine – Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine – Newmont Leased Properties	7,709,441	7,709,441
Pershing Pass Property	576,400	576,400

	$16,786,912	$16,786,912

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	March 31, 2013	December 31, 2012
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	222,994	220,060
Land	—	266,977	266,977
Building and improvements	5 - 25 years	727,965	727,965
Site costs	10 years	1,272,732	1,272,732
Crushing system	20 years	2,256,943	2,256,943
Process plant and equipment	10 years	3,169,442	3,166,280
Vehicles and mining equipment	5 - 10 years	695,825	682,373
		8,669,873	8,650,325
Less: accumulated depreciation		(1,509,507)	(1,263,549)

		$7,160,366	$7,386,776

For the three months ended March 31, 2013 and 2012, depreciation expense amounted to $245,958 and $241,794 respectively.

NOTE 7 – NOTES PAYABLE

In August 2012, the Company issued a note payable amounting to $92,145 in connection with the acquisition of mining equipment. The note payable bears interest at approximately 7% per annum and is secured by a lien of the mining equipment. The note is payable in 48 equal monthly payments of $2,226 beginning in September 2012.

Notes payable – short and long term portion consisted of the following:

	March 31, 2013	December 31, 2012
Total notes payable	$78,707	$82,546
Less: current portion	(23,036)	(23,036)
Long term portion	$55,671	$59,510

NOTE 8 – RELATED PARTY TRANSACTIONS

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

Note payable - related party

In February 2011, Mr. Honig, a Director of the Company advanced $2,250,000 to the Company under a Credit Facility Agreement. Between August 2011 and December 2011, the Company paid a total of $1,688,250 to Mr. Honig. Additionally, between July 2012 and October 2012, a total of $75,500 was extinguished on a non-cash basis reducing the principal balance of the note to $486,250 as of March 31, 2013 and December 31, 2012. As of March 31, 2013 and December 31, 2012, accrued interest and fees on this note payable – related party amounted to $149,458 and $142,164, respectively.

Continental Resources Group, Inc.

In January 2013, the Company paid $15,066 for the payment of Continental’s other public company fees. The Company recorded such advances to additional paid in capital which represents distributions to the Company’s former parent company for a total of $15,066 and $611,589 at March 31, 2013 and December 31, 2012, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized within the limitations and restrictions stated in the Amended and Restated Articles of Incorporation of the Company, to provide by resolution or resolutions for the issuance of 50,000,000 shares of Preferred Stock, par value $0.0001 per share in such series and with such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as the Company’s Board of Directors establish.

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Series A Convertible Preferred Stock

 As of March 31, 2013, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Series B Convertible Preferred Stock

As of March 31, 2013, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Series C Convertible Preferred Stock

As of March 31, 2013, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Series D Convertible Preferred Stock

As of March 31, 2013, there were 7,500,000 shares of Series D Preferred Stock authorized and none issued and outstanding.

Common Stock

On February 9, 2012, the Company issued 12,000,000 shares of restricted common stock to Stephen Alfers, the Company’s Chief Executive Officer, pursuant to his employment agreement. On February 8, 2013, the Company and Mr. Alfers amended his employment agreement, at the Company’s request, to extend the vesting of 6,000,000 shares of restricted stock until March 14, 2014. These shares originally would have vested on February 9, 2013.

On June 18, 2012, the Company granted 3,000,000 shares of restricted common stock to a director of the Company that were valued at fair market value on the date of grant at approximately $0.34 per share. These restricted shares vest one third at the end of each of the first three years following the date of issuance.

On June 18, 2012, the Company issued 5,000,000 shares of restricted common stock to Mr. Alfers. On February 8, 2013, the Company and Mr. Alfers amended, at the Company’s request, the related restricted stock agreement to extend the vesting schedule of the first one third of the shares until March 14, 2014.  These shares would originally have vested on June 18, 2014.

On November 21, 2012, the Company issued 200,000 shares of restricted common stock to Eric Alexander, the Company’s Vice President of Finance and Controller. On February 8, 2013, the Company and Mr. Alexander amended, at the Company’s request, his restricted stock agreement to extend vesting of the first third of his grant until March 14, 2014. These shares originally would have vested on November 30, 2013.

On February 12, 2013, the Company granted an aggregate of 6,700,000 shares of restricted common stock to a director of the Company and certain employees and consultants of the Company, which were valued at fair market value on the date of grant at approximately $3,417,000 or $0.51 per share. These restricted shares vest one third at the end of each of the first three years from the date of issuance.

During the three months ended March 31, 2013, the Company recorded stock-based compensation expense in connection with restricted stock awards of $1,239,705.  At March 31, 2013, there was a total of $6,140,167 unrecognized compensation expense in connection with restricted stock awards.

Common Stock Options

A summary of the stock options as of March 31, 2013 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2010	35,298,000	$0.46	9.11
Granted	150,000	0.44	3.00
Exercised	-	-	-
Forfeited	(150,000)	0.60	7.18
Cancelled	-	-	-
Balance at March 31, 2013	35,298,000	0.46	8.84

Options exercisable at end of period	33,259,867	$0.46
Options expected to vest through December 31, 2014	2,038,133
Weighted average fair value of options granted during the period		$0.25

Stock options outstanding at March 31, 2013 as disclosed in the above table have approximately $2.7 million of intrinsic value at the end of the period.

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

On September 29, 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”). Under the 2010 Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.  The 2010 Plan has reserved 2,800,000 shares of common stock for issuance, and there are currently outstanding options to purchase 2,800,000 shares of the Company’s common stock under the 2010 Plan.

On February 9, 2012, the holders of approximately 53% of the outstanding shares of the Company's common stock voted in favor of the adoption of the Company's 2012 Equity Incentive Plan (the " 2012 Plan").  The Board approved the 2012 Plan on February 9, 2012, which reserves 40,000,000 shares of common stock for issuance thereunder in the form of qualified incentive stock options, non-qualified stock options and restricted stock grants, issuable to the Company's officers, directors, employees and consultants. As of March 31, 2013, there are no remaining available stock-based awards for future issuances under the 2012 Plan.

On February 12, 2013, the Board approved the adoption of a 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants.  Pursuant to the terms of the 2013 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 40 million shares of common stock are issuable pursuant to awards under the 2013 Plan. As of March 31, 2013, there were 33,300,000 remaining available stock-based awards for future issuances under the 2013 Plan.

In March 2013, the Company granted 150,000 3-year options to purchase shares of common stock exercisable at $0.44 per share to consultants of the Company pursuant to a consulting agreement for business advisory services. The stock options shall vest over three months. The 150,000 options were valued on the grant date at approximately $0.25 per option or a total of $38,058 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.44 per share, volatility of 92%, expected term of 3 years, no dividend yield and a risk free interest rate of 0.35%.

In March 2013, the Company extended the exercise period of stock options to purchase 500,000 shares of common stock granted to the Company’s former Vice President of Finance and Administration and director on June 18, 2012. The exercise period was extended to December 31, 2013 from March 31, 2013. The Company valued the extension of the option period utilizing the Black-Scholes option pricing model using the following assumptions: estimated volatility of 92%, risk-free interest rate ranging from 0.14%, no dividend yield, and an expected life of 0.75 years, and recorded $35,079 as stock based compensation during the three months ended March 31, 2013.

During the three months ended March 31, 2013, 150,000 options were forfeited in accordance with the termination of employee and consultant relationships. During the three months ended March 31, 2013, the Company recorded stock based compensation expense of $120,352. At March 31, 2013, there was a total of $314,969 of unrecognized compensation expense related to this non-vested option-based compensation arrangements.

Common Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of March 31, 2013 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	16,255,779	$0.54	2.42
Granted	-	-	-
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance at March 31, 2013	16,255,779	$0.54	2.17

Warrants exercisable at March 31, 2013	16,255,779	$0.54	2.17

Weighted average fair value of warrants granted during the period		$-

NOTE 10 – NET LOSS PER COMMON SHARE

Net loss per common share is calculated in accordance with ASC Topic 260, “Earnings Per Share”. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include anti-dilutive common stock equivalents in the weighted average shares outstanding.

	For the Three months ended March 31, 2013	For the Three months ended March 31, 2012
Numerator:
Loss from continuing operations	$(3,056,498)	$(25,932,934)
Loss from discontinued operations	$-	$(50,174)

Denominator:
Denominator for basic and diluted loss per share
(weighted-average shares)	270,090,916	152,753,739

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.01)	$(0.17)
Loss from discontinued operations	$(0.00)	$(0.00)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	March 31, 2013	March 31, 2012
Common stock equivalents:
Stock options	35,298,000	14,148,000
Stock warrants	16,255,779	39,653,142
Convertible preferred stock	-	26,775,326
	51,553,779	80,576,468

NOTE 11 – DISCONTINUED OPERATIONS

In September 2011, the Company decided to discontinue its sports and entertainment business and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation. On September 1, 2011, the Company disposed of its Empire subsidiary pursuant to a stock purchase agreement by and between the Company, Empire and CII. Prior to the purchase, CII was the owner of a 33 1/3% minority interest with Empire in Capital Hoedown, Inc., an Ontario corporation, formed to undertake an event held during August 2011. Pursuant to the stock purchase agreement, the Company agreed to sell Empire to CII, including the 66.67% equity ownership interest in Capital Hoedown, for $500,000 which was payable on March 31, 2012 pursuant to a Senior Promissory Note issued by CII to the Company which bears interest at 8% per annum. During 2012 the outstanding note balance was fully written off as a bad debt.

NOTE 11 – DISCONTINUED OPERATIONS (continued)

The following table sets forth indicated selected financial data of the Company’s discontinued operations of its sports and entertainment business.

	March 31, 2013	March 31, 2012
Revenues	$-	$-
Cost of sales	-	-
Gross profit (loss)	-	-
Operating and other non-operating expenses	-	(50,174)

Loss from discontinued operations	-	(50,174)
Gain from sale of sports and entertainment business	-	-
Loss from discontinued operations	$-	$(50,174)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Lease

In February 2012, the Company signed a three year lease agreement for office space located in Lakewood, Colorado containing approximately 2,390 net rentable square feet with a term commencing in March 2012 and expiring in April 2015. The lease requires the Company to pay an annual base rent of $18.50 per rentable square foot or $44,215 plus a pro rata share of operating expenses. The base rent is subject to annual increases beginning on May 1, 2013 as defined in the lease agreement. Future minimum rental payments required under the lease are as follows:

2013	$37,742
2014	46,306
2015 and thereafter	11,651
$95,699

Rent expense was $11,054 for the three months ended March 31, 2013.

Litigation

Relief Gold

Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952)

On February 7, 2012, the Company obtained a copy of a complaint filed in the United States District Court for the Southern District of New York (the “Complaint”) entitled Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952). Relief Gold alleged various causes of action including breach of contract, intentional interference with contract, intentional interference with prospective business relationship/economic relations, misappropriation of trade secrets and unjust enrichment, related to the Company’s acquisition on August 30, 2011 of the assets of the Relief Canyon Mine pursuant to Chapter 11 of the Bankruptcy Code. Relief Gold sought money damages and to enjoin Sagebrush, Honig, Rector and GAC from exercising its rights and privileges gained or acquired as a result of any alleged unlawful conduct, including any management rights over GAC or the assets acquired by GAC as a result of the alleged wrongful conduct of the other defendants. Relief Gold further sought to disgorge the profits, benefits and any other advantages gained by reason of the alleged unlawful conduct. The Company served and filed its answer to the Complaint on May 24, 2012, in which it denied the material allegations and asserted a number of affirmative defenses.  On September 18, 2012, a stipulation and order to transfer the case to the Northern District of Nevada was filed and the case was transferred to said court.

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

The Company disputed the allegations in the Complaint and defended the claims. On or about February 29, 2012, Gold Acquisition Corp. commenced an adversary proceeding in the United States Bankruptcy Court for the District of Nevada against FirstGold, Terence Lynch and Relief Gold Group, and moved, by order to show cause, for a preliminary injunction and temporary restraining order staying the prosecution of the above-referenced action pending in the Southern District. The motion for a preliminary injunction was denied on or about March 15, 2012. Relief Gold and Lynch filed a motion to dismiss and a hearing was set for May 2013.

Pursuant to the stipulation of all parties, this proceeding was dismissed with prejudice on April 17, 2013.

Gold Acquisition Corp., v FirstGold Corp. et al (Case No. 12-05013-GWZ)

On or about February 29, 2012, Gold Acquisition Corp. ("GAC") commenced an adversary proceeding in the United States Bankruptcy Court for the District of Nevada against FirstGold, Terence Lynch and Relief Gold Group, and moved, by order to show cause, for a preliminary injunction and temporary restraining order staying the prosecution of the above-referenced action pending in the Southern District. The motion for a preliminary injunction was denied on or about March 15, 2012. Firstgold filed a motion to dismiss the complaint on April 23, 2012. On June 27, 2012, the Court ordered a "stand still" of this litigation, effectively staying any further action, until December 12, 2012, extended until the hearing on the Adversary Complaint Defendants’ Motion to Dismiss scheduled for May 2013.

GAC also filed a Motion for Order to Show Cause in Firstgold’s main bankruptcy action Case No. 10-50215-GWZ requesting that the court require Firstgold to complete documentation for conveyance of property. That motion was granted on or about February 28, 2012.

Pursuant to the stipulation of all parties, this proceeding was dismissed with prejudice on April 30, 2013.

NOTE 13 – SUBSEQUENT EVENTS

In April 2013, the Company sold an aggregate of 2,000,000 shares of Valor Gold’s common stock in a private transaction and generated net proceeds of $140,000. After the sale the Company continues to own 20 million shares of Valor Gold. The Company plans to sell its remaining Valor Gold shares.

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

Forward-Looking Statements

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward looking statements include, without limitation, statements relating to our business goals, planned exploration, business strategy, planned engineering studies, future operating results, our planned sale of Valor Gold shares, our efforts to obtain extended financing or enter into asset sale or business consolidation transactions, and our liquidity and capital resources outlook.  Forward –looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Our actual results may differ materially from those contemplated by the forward-looking statements, which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.   Important factors that could cause actual results to differ materially from those anticipated in forward- looking statements include without limitation results of future exploration and engineering studies on our Relief Canyon properties; our ability to raise necessary capital to conduct our exploration and recommissioning activities and do so on acceptable terms or at all reinterpretations of geological information; problems or delays in permitting or other government approvals; the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements.  These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward looking statement can be guaranteed and actual future results may vary materially.

Overview

During the three months ended March 31, 2013, we focused primarily on expansion of the Relief Canyon Mine deposit, increasing our land position around the Relief Canyon Mine property and monetizing available for sale securities.  An overview of certain significant events during the three month period follows:

•
We completed an in-house calculation of mineralized material in the Company's model for the Relief Canyon Mine in Pershing County, Nevada which estimates 32,541,000 tons of gold mineralized material at an average grade of 0.017 ounces per ton gold ("opt Au"). The Company's in-house technical staff calculated the estimate under SEC Guide 7.

•
We located 105 new unpatented mining claims and acquired by lease roughly 635 acres of private lands at our Relief Canyon Project in Pershing County, Nevada. Both the new claims and the private lands are strategic additions that add nearly 2,630 acres to our consolidated land position.

•
We sold the remaining 1,513,333 shares of Amicor’s common stock in a private transaction and generated net proceeds of $151,333. Additionally, we sold 3,000,000 shares of Valor Gold common stock in a private transaction and generated net proceeds of $300,000. We sold an additional 2 million shares in April for $140,000 and plan to sell the remaining 20 million shares that we hold.

•
We completed the resale registration of approximately 76 million shares of our common stock held by Continental Resources Group, and those shares have been distributed to Continental Resources Group shareholders of record on March 1, 2013.

Stock Agreement Amendments

On June 18, 2012, we issued certain options to purchase shares of common stock and issued certain shares of restricted common stock to our Chief Executive Officer, Stephen Alfers and our director, Barry Honig. On November 30, 2012, we issued restricted stock to our Vice President of Finance and Controller, Eric Alexander. All of these issuances were previously reported as having been granted under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”). Due to an administrative error, however, only a portion of those securities were granted pursuant to the 2012 Plan. As of May 13, 2013, we have entered into amended award agreements with each of Mr. Alfers, Mr. Honig and Mr. Alexander to correctly reflect the portion of the securities granted under the 2012 Plan and new agreements that correctly document the securities granted outside the 2012 Plan. There were no changes to the securities issued in June and November 2012; the number of securities issued, the exercise prices, and the terms of the vesting schedules are unchanged. Forms of the related stock option agreements and forms of the related restricted stock agreements are filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to this Quarterly Report on Form 10-Q.

Three months ended March 31, 2013 and 2012

In September 2011, we decided to discontinue our sports and entertainment business and to focus on gold exploration. Prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation and all transactions relating to our sports and entertainment business are included in discontinued operations.

For the results of continuing operations discussed below, we compare the results from operations for the three months ended March 31, 2013 to the results of operations for the three months ended March 31, 2012.

Net Revenues

We are an exploration stage company with no operations and we generated no revenues for the three months ended March 31, 2013 and 2012.

Operating Expenses

Total operating expenses for the three months ended March 31, 2013 as compared to three months ended March 31, 2012, were approximately $3.5 million and $9.7 million, respectively. The $6.2 million decrease in operating expenses for the three months ended March 31, 2013 is comprised of an approximately $4.9 million decrease in compensation expense related primarily to decreased stock based compensation expense of $4.5 million and the absence in 2013 of one-time bonus compensation of approximately $0.5 million to our executive and management employees during 2012; an approximately $0.9 million decrease in exploration expenses on our Relief Canyon properties; and a decrease of approximately $0.6 million in consulting fees, offset by an increase of approximately $0.1 million in general and administrative expenses primarily for public company expenses and increased legal costs in the current period.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of approximately ($3.5) million and ($9.7) million for the three months ended March 31, 2013 and 2012, respectively. The decrease in operating loss was due to the decreases in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately $0.4 million and ($16.2) million for the three months ended March 31, 2013 and 2012, respectively. The decrease in other income (expense) of approximately $16.6 million is primarily attributable to the absence in 2013 of $11.3 million in interest expense resulting from the amortization of debt discounts and deferred financing costs from convertible notes converted on March 30, 2012 and interest expense in connection with the issuance of common stock and warrants pursuant to a note modification agreement in 2012, decrease in fair value of a derivative liability of $1.5 million, absence in 2013 of $0.9 million income resulting from the consideration paid by Amicor in 2012 in its Option to acquire our uranium exploration properties and decrease in loss from extinguishment of debts of $4.8 million due to the conversion of the $8.0 million senior convertible notes to our common stock and Series D Cumulative Convertible Preferred Stock offset in part by the increase of $0.1 million realized gain from sale of our available for sale securities.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($3.1) million for the three months ended March 31, 2013 as compared to a net loss of approximately ($26.0) million for the three months ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2013 our cash and cash equivalents were approximately $2.1 million. Our cash and cash equivalents decreased during the three months ended March 31, 2013 by approximately $1.1 million from our cash and cash equivalent balance at December 31, 2012 of $3.2 million. Cash used in operations totaled approximately $1.5 million and was comprised largely of exploration expenditures, primarily at the Relief Canyon mine to establish our estimate of mineralized material and general and administrative functions, including consultant fees and compensation costs. Net cash provided by investing activities of approximately $0.4 million was the result of cash received of approximately $0.5 million for the sale of marketable securities minimally reduced by purchases of property and equipment of $20,000. Cash used in financing activities of approximately $19,000 was comprised of payments on notes payable and payments of expenses of our former parent company.

We will require external funding beginning in the third quarter 2013 to maintain our business as well as to fund exploration and the recommissioning of the Relief Canyon gold processing facility.  We have been actively engaged in pursuing various types of debt and equity financing alternatives, asset sales and strategic alternatives, including potential investors in our projects and potential business combination transactions.  We expect to continue to pursue one or more of these alternatives. There is no assurance that we will be successful and if we are not, we will be required to significantly curtail our activities and possibly cease our business.

If we are successful in obtaining sufficient external funding, we plan the following expenditures for the three remaining quarters of 2013:

•	Approximately $2.4 million on recommissioning the Relief Canyon gold processing facility;

•	Approximately $1.2 million on land holding and permitting costs for the Relief Canyon Properties;

•	Approximately $2.5 million on general and administrative expenses;

•	Approximately $2.0 million on exploration and pre-development work at the Relief Canyon mine property, focused on further expansion of the deposit and a preliminary economic assessment; and

•	Approximately $2.0 million on exploration at the Relief Canyon expansion properties.

Changes in Significant Accounting Policies

We did not adopt any new accounting standards during the three months ended March 31, 2013 nor were there any new accounting pronouncements during the period that would have an impact on our financial position or results of operation.

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

Contractual Obligations

Not applicable.

ITEM 3     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4     Controls and Procedures

Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President Finance, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarterly period ended March 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

Relief Gold

Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952)

On February 7, 2012, the Company obtained a copy of a complaint filed in the United States District Court for the Southern District of New York (the “Complaint”) entitled Relief Gold Group, Inc., v Sagebrush Gold Ltd, Gold Acquisition Corp., Barry C. Honig, and David S. Rector (12 civ 0952). Relief Gold alleged various causes of action including breach of contract, intentional interference with contract, intentional interference with prospective business relationship/economic relations, misappropriation of trade secrets and unjust enrichment, related to the Company’s acquisition on August 30, 2011 of the assets of the Relief Canyon Mine pursuant to Chapter 11 of the Bankruptcy Code. Relief Gold sought money damages and to enjoin Sagebrush, Honig, Rector and GAC from exercising its rights and privileges gained or acquired as a result of any alleged unlawful conduct, including any management rights over GAC or the assets acquired by GAC as a result of the alleged wrongful conduct of the other defendants. Relief Gold further sought to disgorge the profits, benefits and any other advantages gained by reason of the alleged unlawful conduct. The Company served and filed its answer to the Complaint on May 24, 2012, in which it denied the material allegations and asserted a number of affirmative defenses.  On September 18, 2012, a stipulation and order to transfer the case to the Northern District of Nevada was filed and the case was transferred to said court.

The Company disputed the allegations in the Complaint and defended the claims. On or about February 29, 2012, Gold Acquisition Corp. commenced an adversary proceeding in the United States Bankruptcy Court for the District of Nevada against FirstGold, Terence Lynch and Relief Gold Group, and moved, by order to show cause, for a preliminary injunction and temporary restraining order staying the prosecution of the above-referenced action pending in the Southern District. The motion for a preliminary injunction was denied on or about March 15, 2012. Relief Gold and Lynch have filed a motion to dismiss and a hearing was set for May 2013.

Pursuant to the stipulation of all parties, this proceeding was dismissed with prejudice on April 17, 2013.

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

Pursuant to the stipulation of all parties, this proceeding was dismissed with prejudice on April 30, 2013.

ITEM 1A	Risk Factors

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2      Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2013, the Company issued 1,000,000 shares of restricted common stock to Eric Alexander, our Vice President of Finance and Controller.  Such restricted shares shall vest in three equal annual installments beginning one year from the date of issuance.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On February 12, 2013, the Company issued 1,000,000 shares of restricted common stock to Alex Morrison, our director.  Such restricted shares shall vest in three equal annual installments beginning one year from the date of issuance.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On February 12, 2013, the Company issued aggregate of 4,700,000 shares of restricted common stock to certain of our employees and consultants which vest in three equal annual installments beginning one year from the date of issuance. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On March 1, 2013, we issued options to purchase 150,000 shares of our common stock at an exercise price of $0.44 per share to consultants of the Company pursuant to a consulting agreement for business advisory services.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures.

None.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

10.1	Form of 2012 Equity Incentive Plan Amended and Restated Nonqualified Stock Option Agreement*
10.2	Form of Nonqualified Stock Option Agreement*
10.3	Form of 2012 Equity Incentive Plan Amended and Restated Restricted Stock Agreement*
10.4	Form of Restricted Stock Agreement*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

* Filed herein

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pershing Gold Corporation

Date: May 15, 2013	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2013	By:	/s/ Eric Alexander
Eric Alexander
Vice President Finance and Controller (Principal Financial Officer)