Form 10-Q
period 2013-06-30
Pershing Gold Corp.
filed 2013-08-15
CIK 1432196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2013, there were 273,292,023 shares of common stock, par value $0.0001, issued and outstanding.

PERSHING GOLD CORPORATION

ITEM 1 Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,489,291	$3,218,191
Other receivables	-	77,364
Prepaid expenses - current portion	220,616	502,837

Total Current Assets	1,709,907	3,798,392

NON - CURRENT ASSETS:
Property and equipment, net - (see Note 6)	6,922,769	7,386,776
Mineral rights - (see Note 5)	16,786,912	16,786,912
Reclamation bond deposit - (see Note 5)	4,645,533	4,645,533
Deposits	3,884	3,884

Total Non - Current Assets	28,359,098	28,823,105

Total Assets	$30,069,005	$32,621,497

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$645,091	$778,314
Note payable - current portion (see Note 7)	23,036	23,036
Note payable - related party - (see Note 8)	486,250	486,250

Total Current Liabilities	1,154,377	1,287,600

LONG-TERM LIABILITIES:
Note payable - long term portion (see Note 7)	49,912	59,510

Total Liabilities	1,204,289	1,347,110

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized - (see Note 9)
Convertible Series A Preferred stock ($.0001 Par Value; 2,250,000 Shares Authorized;
none issued and outstanding as of June 30, 2013 and December 31, 2012)	-	-
Convertible Series B Preferred stock ($.0001 Par Value; 8,000,000 Shares Authorized;
none issued and outstanding as of June 30, 2013 and December 31, 2012)	-	-
Convertible Series C Preferred stock ($.0001 Par Value; 3,284,396 Shares Authorized;
none issued and outstanding as of June 30, 2013 and December 31, 2012)	-	-
Convertible Series D Preferred stock ($.0001 Par Value; 7,500,000 Shares Authorized;
none issued and outstanding as of June 30, 2013 and December 31, 2012)	-	-
Common stock ($.0001 Par Value; 500,000,000 Shares Authorized;
273,292,023 and 266,592,023 shares issued and outstanding as of
June 30, 2013 and December 31, 2012, respectively) - (see Note 9)	27,329	26,659
Additional paid-in capital	115,686,079	113,052,194
Accumulated deficit	(14,901,794)	(14,901,794)
Accumulated deficit since inception of exploration stage (September 1, 2011)	(71,946,898)	(66,902,672)

Total Stockholders' Equity	28,864,716	31,274,387

Total Liabilities and Stockholders' Equity	$30,069,005	$32,621,497

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from Inception of Exploration stage (September 1, 2011) through
	2013	2012	2013	2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes	1,439,412	8,320,213	3,073,655	14,810,946	23,882,483
Exploration cost	299,603	1,770,062	715,075	3,059,961	7,736,098
Consulting fees	437,080	685,949	782,613	1,604,573	8,688,089
General and administrative expenses	962,154	1,284,812	2,066,030	2,306,675	7,670,783

Total operating expenses	3,138,249	12,061,036	6,637,373	21,782,155	47,977,453

Operating loss from continuing operations	(3,138,249)	(12,061,036)	(6,637,373)	(21,782,155)	(47,977,453)

OTHER INCOME (EXPENSES):
Other income	-	-	-	80,000	80,000
Gain from sale of uranium assets pursuant to an option agreement	-	-	-	930,000	930,000
Gain from sale of subsidiaries	-	2,500,000	-	2,500,000	2,500,000
Loss from extinguishment of debts	-	-	-	(4,769,776)	(4,769,776)
Change in fair value of derivative liability	-	-	-	(1,454,889)	5,447,917
Loss from disposal of assets	-	(12,494)	-	(21,928)	(192,759)
Warrant settlement expense	(45,484)	(4,883,196)	(45,484)	(4,883,196)	(9,727,680)
Realized gain - trading securities	-	-	-	19,702	19,702
Realized gain - available for sale securities (see Note 4)	1,205,000	17,600	1,656,333	340,600	3,146,933
Share of loss of equity method investee	-	(83,333)	-	(83,333)	(83,333)
Interest expense and other finance costs, net of interest income	(8,995)	(8,356)	(17,702)	(11,338,774)	(15,941,976)

Total other income (expenses) - net	1,150,521	(2,469,779)	1,593,147	(18,681,594)	(18,590,972)

Loss from continuing operations before provision for income taxes	(1,987,728)	(14,530,815)	(5,044,226)	(40,463,749)	(66,568,425)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(1,987,728)	(14,530,815)	(5,044,226)	(40,463,749)	(66,568,425)

Discontinued operations:
(Loss) gain from discontinued operations, net of tax	-	(124)	-	(50,298)	802,367

Net loss	(1,987,728)	(14,530,939)	(5,044,226)	(40,514,047)	(65,766,058)

Less: Net loss (income) attributable to non-controlling interest	-	(1,770)	-	(1,164)	(172,517)

Net loss attributable to Pershing Gold Corporation	(1,987,728)	(14,532,709)	(5,044,226)	(40,515,211)	(65,938,575)

Preferred deemed dividend	-	(1,086,000)	-	(2,702,777)	(5,987,173)

Preferred stock dividends	-	(12,150)	-	(21,150)	(21,150)

Net loss available to common stockholders	$(1,987,728)	$(15,630,859)	$(5,044,226)	$(43,239,138)	$(71,946,898)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.01)	$(0.07)	$(0.02)	$(0.22)	$(0.31)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	0.00
	$(0.01)	$(0.07)	$(0.02)	$(0.22)	$(0.31)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	273,292,023	208,433,252	271,700,310	180,593,498	217,215,254

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
(FORMERLY SAGEBRUSH GOLD LTD.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	For the Period from Inception of Exploration stage (September 1, 2011) through June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Pershing Gold Corporation	$(5,044,226)	$(40,515,211)	(65,938,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	487,905	509,260	1,806,481
Bad debts	-	13,333	513,333
Bad debts in connection with discontinued operations	-	61,050	65,300
Amortization of debt discounts and deferred financing cost	-	8,100,450	12,049,972
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	-	-	116,669
Loss from extinguishment of debts	-	4,769,776	4,769,776
Change in fair value of derivative liability	-	1,454,889	(5,447,917)
Interest expense in connection with the note modification	-	3,022,186	3,022,186
Interest expense in connection with the conversion of notes payable	-	-	230,192
Interest expense in connection with the cancellation of debt and assignment of shares agreement	-	-	61,500
Gain from disposal of discontinued operations	-	-	(1,134,448)
Loss from disposal of assets	-	21,928	192,759
Non-controlling interest	-	1,164	172,348
Realized gain - available for sale securities	(1,656,333)	(340,600)	(3,146,933)
Realized gain - trading securities	-	-	(19,702)
Gain from sale of subsidiary	-	(500,000)	(500,000)
Share of loss of equity method investee	-	83,333	83,333
Common stock issued and included in settlement expense	-	4,883,196	9,644,696
Stock-based compensation	2,649,620	14,526,847	24,796,056
Gain from sale of uranium assets pursuant to an option agreement	-	(930,000)	(930,000)

Changes in operating assets and liabilities:
Restricted cash - current portion	-	-	1,320,817
Other receivables	77,364	99,908	86,575
Prepaid expenses - current portion and other current assets	282,221	159,837	2,040,952
Assets of discontinued operations - current portion	-	-	141,378
Prepaid expenses - long-term portion	-	37,759	41,912
Restricted cash - long-term portion	-	-	500,000
Deposits	-	(7,884)	(95,788)
Assets of discontinued operations - long term portion	-	-	40,556
Accounts payable and accrued expenses	(133,222)	(16,302)	245,405
Liabilities of discontinued operation	-	(21,622)	28,730

NET CASH USED IN OPERATING ACTIVITIES	(3,336,671)	(4,586,703)	(15,242,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mining rights	-	(2,576,400)	(2,576,400)
Payments received on notes receivable	-	930,000	1,430,000
Increase in reclamation bond deposits	-	-	(1,715,629)
Net proceeds received from the sale of marketable securities	1,656,333	440,600	3,266,635
Proceeds from disposal of assets	-	70,875	207,505
Purchase of property and equipment	(23,898)	(215,342)	(426,631)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,632,435	(1,350,267)	185,480

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance cost	-	6,307,500	12,609,866
Proceeds from sale of preferred stock	-	1,000,000	4,284,396
Proceeds from note payable	-	500,000	500,000
Proceeds from convertible promissory notes	-	-	1,715,604
Payments on notes payable	(9,598)	(1,539,771)	(3,425,690)
Advances to former parent company	-	40,150	48,745
Distribution to former parent company	(15,066)	-	(108,706)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(24,664)	6,307,879	15,624,215

EFFECT OF EXCHANGE RATE ON CASH	-	-	1,649

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,728,900)	370,909	568,907

CASH AND CASH EQUIVALENTS- beginning of period	3,218,191	3,670,567	920,384

CASH AND CASH EQUIVALENTS- end of period	$1,489,291	$4,041,476	$1,489,291

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,132	$196,102	$533,256
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of notes payable and accrued interest	$-	$8,315,258	$9,323,005
Issuance of common stock in connection with the conversion of a promissory note into a current private placement	$-	$-	$611,750
Issuance of a note payable in connection with the
Issuance of additional notes payable upon assignment of debt	$-	$294,285	$294,285
Beneficial conversion feature and debt discount in connection with the issuance of convertible promissory notes	$-	$168,163	$1,883,767
Preferred stock deemed dividend	$-	$1,616,777	$4,901,173
Issuance of common stock for payment of Continental's accrued legal fees	$-	$170,614	$170,614
Issuance of common stock for payment of accrued dividend	$-	$3,601	$3,601
Reclassification of derivative liability to equity	$-	$7,750,289	$7,750,289
Issuance of a note receivable upon sale of subsidiary	$-	$500,000	$500,000
Issuance of a note receivable in connection with sale of uranium assets pursuant to an option agreement	$-	$930,000	$930,000
Common stock and warrants issued for acquisition of mining rights	$-	$5,709,441	$5,709,441
Distribution to former parent company	$-	$517,949	$517,949
Cancellation of debt in connection with the assignment of shares	$-	$-	$42,000
Issuance of a note payable for purchase of mining equipment	$-	$-	$92,145
Cancellation of debt in connection with an assignment agreement	$-	$-	$33,500

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

A wholly-owned subsidiary, EXCX Funding Corp., a Nevada corporation was formed in January 2011 and held the note payable - related party (see Note 8), which was exchanged for the Company’s Series E Convertible Preferred Stock and warrants in August 2013 and cancelled (see Note 13).

On August 30, 2011, the Company, through its wholly-owned subsidiary, Gold Acquisition Corp. (“Gold Acquisition”) acquired the Relief Canyon Mine property (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada, for an aggregate purchase price consisting of: (i) $12,000,000 cash and (ii) $8,000,000 in senior secured convertible promissory notes.

A wholly-owned subsidiary, Pershing Royalty Company., a Delaware corporation, was formed on May 17, 2012 to hold royalty interests in two gold exploration properties (see Note 3).

Going concern

The Company is in the exploration stage and does not generate revenues to meet its operating expenses.

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss of approximately $5.0 million for the six months ended June 30, 2013, $3.3 million of net cash used in operations for the six months ended June 30, 2013 and cumulative net losses of approximately $86.9 million since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company plans to raise additional capital to carry out its business plan. The Company's ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

In August 2013, the Company completed a private placement to several accredited investors for the purchase of 9,091 shares of its Series E Convertible Preferred Stock (“Series E”) and 10,909,200 warrants for aggregate net proceeds of approximately $9.0 million (see Note 13).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Principle of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the condensed consolidated financial statements of the Company as of June 30, 2013. All intercompany transactions and balances have been eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests. Prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation and all transactions relating to the sports and entertainment business are included in discontinued operations. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2013, and the results of operations and cash flows for the six months ended June 30, 2013 have been included. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the period ended December 31, 2012, which are contained in the Company's Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013. The consolidated balance sheet as of December 31, 2012 was derived from those financial statements.

Exploration stage company

On September 1, 2011, the Company exited the sports and entertainment business and sold its Empire subsidiary. The Company is engaged in gold and precious metals exploration. The Company has been in the exploration stage since September 1, 2011 and has not yet realized any revenues from its planned operations. The Company is an exploration stage company as defined in Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s accounts at this institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At June 30, 2013, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Depending on the product and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model.

The Company classifies the investments in marketable securities available for sale as Level 3, adjusted for the effect of restriction. The securities are restricted and cannot be readily resold by the Company absent a registration of the sale of those securities under the Securities Act of 1933 as amended (the “Securities Act”) or the availability of an exemption from the registration. Unrealized gains or losses on marketable securities available for sale are recognized as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale are reflected in net income for the period in which the security was liquidated. At the end of each period, the Company evaluates the carrying value of the marketable securities for a decrease in value. The Company evaluates the entity underlying these marketable securities to determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be “other- than- temporary”, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is charged to earnings.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the notes payable at June 30, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

Prepaid expenses

Prepaid expenses – current portion of $220,616 and $502,837 at June 30, 2013 and December 31, 2012, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting and business advisory services, insurance premiums and mineral lease fees which are being amortized over the terms of their respective agreements.

Mineral property acquisition and exploration costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method over the estimated life of the proven and probable reserves. If in the future the Company has capitalized mineral properties, these properties will be periodically assessed for impairment. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the six months ended June 30, 2013 and 2012, the Company incurred exploration cost of $715,075 and $3,059,961, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”. The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable. Long-lived assets in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property, and whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered. The tests for long-lived assets in the exploration stage would be monitored for impairment based on factors such as current market value of the long-lived assets and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges of its long-lived assets at June 30, 2013 and December 31, 2012, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not have any intangible assets as of June 30, 2013 and December 31, 2012.

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

Recent accounting pronouncements

In April 2013, the FASB released ASU 2013-07, “Presentation of Financial Statements: Topic Liquidation Basis of Accounting”. ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Company beginning on January 1, 2014. The Company does not expect the adoption of ASU 2013-07 to have a material impact on its financial position, results of operations or cash flows.

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

On February 12, 2013 the SEC declared the Company’s registration statement on Form S-1 effective. The registration statement satisfied a condition of the liquidation of Continental. As a result of the effectiveness of the Form S-1 registration statement, Continental completed its plan of liquidation, including the distribution of 76,095,215 of the Company’s shares on a pro rata basis to Continental shareholders of record as of March 1, 2013.

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

NOTE 3 – ACQUISITION, DISPOSITION AND DECONSOLIDATION (continued)

Between February 2012 and January 2013, the Company sold all 10,000,000 shares of Amicor common stock it owned in private transactions and generated net proceeds of $1,641,933. In October 2012, Amicor changed its name to Marathon Patent Group, Inc.

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

The issuance of 25,000,000 shares of Valor Gold’s common stock to the Company accounted for approximately 38.6% of the total issued and outstanding common stock of Valor Gold as of May 24, 2012. Between February 2013 and May 2013, the Company sold all 25,000,000 shares it owned of Valor Gold common stock in private transactions which generated net proceeds of $1,505,000. As of June 30, 2013, the Company no longer owns any shares in Valor Gold.

NOTE 4 – MARKETABLE SECURITIES

Marketable securities activity for the three months-ended June 30, 2013 consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Realized Gain from Sale of Securities	Fair Value

Marketable securities – available for sale	—	—	—	1,656,333	—

Total	$—	$—	$—	$1,656,333	$—

In January 2013, the Company sold the remaining 1,513,333 shares of Amicor common stock it owned in a private transaction and generated net proceeds of $151,333. Between February 2013 and May 2013, the Company sold the 25,000,000 shares of Valor Gold common stock in private transactions and generated net proceeds of $1,505,000. Consequently, the Company recorded a realized gain – available for sale securities of $1,656,333 during the six months ended June 30, 2013.

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

As of June 30, 2013, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required.

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

NOTE 5 – MINERAL PROPERTIES (continued)

Mineral properties consisted of the following:

	June 30, 2013	December 31, 2012
Relief Canyon Mine – Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine – Newmont Leased Properties	7,709,441	7,709,441
Pershing Pass Property	576,400	576,400

	$16,786,912	$16,786,912

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	June 30, 2013	December 31, 2012
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	227,344	220,060
Land	—	266,977	266,977
Building and improvements	5 - 25 years	727,965	727,965
Site costs	10 years	1,272,732	1,272,732
Crushing system	20 years	2,256,943	2,256,943
Process plant and equipment	10 years	3,169,442	3,166,280
Vehicles and mining equipment	5 - 10 years	695,825	682,373
		8,674,223	8,650,325
Less: accumulated depreciation		(1,751,454)	(1,263,549)

		$6,922,769	$7,386,776

For the six months ended June 30, 2013 and 2012, depreciation expense amounted to $487,905 and $509,260 respectively.

NOTE 7 – NOTES PAYABLE

In August 2012, the Company issued a note payable in the amount of $92,145 in connection with the acquisition of mining equipment. The note payable bears interest at approximately 7% per annum and is secured by a lien on the mining equipment. The note is payable in 48 equal monthly payments of $2,226 beginning in September 2012.

Notes payable – short and long term portion consisted of the following:

	June 30, 2013	December 31, 2012
Total notes payable	$72,948	$82,546
Less: current portion	(23,036)	(23,036)
Long term portion	$49,912	$59,510

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

Note payable - related party

In February 2011, Mr. Honig, a Director of the Company advanced $2,250,000 to the Company under a Credit Facility Agreement. Between August 2011 and December 2011, the Company paid a total of $1,688,250 to Mr. Honig. Additionally, between July 2012 and October 2012, a total of $75,500 was extinguished on a non-cash basis reducing the principal balance of the note to $486,250 as of June 30, 2013 and December 31, 2012. As of June 30, 2013 and December 31, 2012, accrued interest on this note payable – related party amounted to $156,732 and $142,164, respectively.

In August 2013, Mr. Honig exchanged the note for Company securities and the Credit Facility was terminated (see Note 13).

Continental Resources Group, Inc.

In January 2013, the Company paid $15,066 of Continental’s expenses. The Company recorded such advances to additional paid in capital which represents distributions to the Company’s former parent company for a total of $15,066 and $611,589 at June 30, 2013 and December 31, 2012, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized within the limitations and restrictions stated in the Amended and Restated Articles of Incorporation to provide by resolution or resolutions for the issuance of 50,000,000 shares of Preferred Stock, par value $0.0001 per share in such series and with such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as the Company’s Board of Directors establish.

Series A Convertible Preferred Stock

As of June 30, 2013, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Series B Convertible Preferred Stock

As of June 30, 2013, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Series C Convertible Preferred Stock

As of June 30, 2013, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Series D Convertible Preferred Stock

As of June 30, 2013, there were 7,500,000 shares of Series D Preferred Stock authorized and none issued and outstanding.

Series E Convertible Preferred Stock

In August 2013 the Company authorized 15,151 shares and issued 9,743 shares of Series E Preferred Stock in a private placement (see Note 13).

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

On June 18, 2012, the Company issued 5,000,000 shares of restricted common stock to Mr. Alfers. On February 8, 2013, the Company and Mr. Alfers amended, at the Company’s request, the related restricted stock agreement to extend the vesting schedule of the first one third of the shares until March 14, 2014.  These shares originally would have vested on June 18, 2014.

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

During the six months ended June 30, 2013, the Company recorded stock-based compensation expense in connection with restricted stock awards of $2,395,678.  At June 30, 2013, there was a total of $4,984,194 unrecognized compensation expense in connection with restricted stock awards.

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Common Stock Options

A summary of the stock options as of June 30, 2013 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	35,298,000	$0.46	9.11
Granted	150,000	0.44	3.00
Exercised	-	-	-
Forfeited	(2,248,000)	1.30	7.00
Cancelled	-	-	-
Balance at June 30, 2013	33,200,000	0.40	8.71

Options exercisable at end of period	31,400,000	$0.40
Options expected to vest through December 31, 2014	1,800,000
Weighted average fair value of options granted during the period		$0.25

Stock options outstanding at June 30, 2013 as disclosed in the above table have approximately $53,700 of intrinsic value at the end of the period.

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

On February 9, 2012, the holders of approximately 53% of the outstanding shares of the Company's common stock voted in favor of the adoption of the Company's 2012 Equity Incentive Plan (the " 2012 Plan").  The Board approved the 2012 Plan on February 9, 2012, which reserves 40,000,000 shares of common stock for issuance thereunder in the form of qualified incentive stock options, non-qualified stock options and restricted stock grants, issuable to the Company's officers, directors, employees and consultants. As of June 30, 2013, there are no remaining available stock-based awards for future issuances under the 2012 Plan.

On February 12, 2013, the Board approved the adoption of a 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants.  Pursuant to the terms of the 2013 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 40 million shares of common stock are issuable pursuant to awards under the 2013 Plan. As of June 30, 2013, there were 33,300,000 remaining available stock-based awards for future issuances under the 2013 Plan.

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

In March 2013, the Company granted 150,000 3-year options to purchase shares of common stock exercisable at $0.44 per share to consultants of the Company pursuant to a consulting agreement for business advisory services. The stock options had vested by June 30, 2013. The 150,000 options were valued on the grant date at approximately $0.25 per option or a total of $38,058 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.44 per share, volatility of 92%, expected term of 3 years, no dividend yield and a risk free interest rate of 0.35%.

In March 2013, the Company extended the exercise period of stock options to purchase 500,000 shares of common stock previously granted to the Company’s former Vice President of Finance and Administration and director on June 18, 2012. The exercise period was extended to December 31, 2013 from June 30, 2013. The Company valued the extension of the option period utilizing the Black-Scholes option pricing model using the following assumptions: estimated volatility of 92%, risk-free interest rate of 0.14%, no dividend yield, and an expected life of 0.75 years, and recorded $35,079 as stock based compensation during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Company recorded stock based compensation expense related to options of $218,864. At June 30, 2013, there was a total of $216,457 of unrecognized compensation expense related to non-vested options.

Common Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of June 30, 2013 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	16,255,779	$0.54	2.42
Granted	-	-	-
Cancelled	(3,446,748)	0.60	0.14
Forfeited	-	-	-
Exercised	-	-	-
Balance at June 30, 2013	12,809,031	$0.51	2.31

Warrants exercisable at June 30, 2013	12,809,031	$0.51	2.31

Weighted average fair value of warrants granted during the period		$-

In May 2013, the Company paid a total of $45,484 in connection with the cancellation of 3,446,748 warrants to acquire the Company’s common stock. This was reflected as warrant settlement expense in the Company’s Statement of Operations during the six months ended June 30, 2013.

In August 2013, as part of the Series E Preferred Stock private placement, the Company issued 11,691,600 warrants to purchase shares of the Company’s common stock (see Note 13).

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

	For the Three Months ended June 30, 2013	For the Three Months ended June 30, 2012	For the Six Months ended June 30, 2013	For the Six Months ended June 30, 2012
Numerator:
Loss from continuing operations	$(1,987,728)	$(14,530,815)	$(5,044,226)		$(40,463,749)
Loss from discontinued operations	$-	$(124)	$-		$(50,298)

Denominator:
Denominator for basic and diluted loss per share
(weighted-average shares)	273,292,023	208,433,252	271,700,310		180,593,498

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.01)	$(0.07)	$(0.02)	$	(0.22)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)		$(0.00)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	June 30, 2013	June 30, 2012
Common stock equivalents:
Stock options	33,200,000	34,848,000
Stock warrants	12,809,031	12,222,188
Convertible preferred stock	-	-
	46,009,031	47,070,188

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

NOTE 11 – DISCONTINUED OPERATIONS (continued)

The following table sets forth indicated selected financial data of the Company’s discontinued operations of its sports and entertainment business during the six months ended June 30, 2013 and 2012.

	June 30, 2013	June 30, 2012
Revenues	$-	$-
Cost of sales	-	-
Gross profit (loss)	-	-
Operating and other non-operating expenses	-	(50,298)

Loss from discontinued operations	-	(50,298)
Gain from sale of sports and entertainment business	-	-
Loss from discontinued operations	$-	$(50,298)

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

2013	$22,705
2014	50,090
2015 and thereafter	11,651
$84,446

Rent expense was $22,307 for the six months ended June 30, 2013.

NOTE 13 – SUBSEQUENT EVENTS

In August 2013, the Company completed a private placement to several accredited investors for the purchase of 9,091 shares of its Series E Convertible Preferred Stock (“Series E”) and warrants to acquire 10,909,200 shares of the Company’s common stock for aggregate net proceeds of approximately $9.0 million. Each share of Series E is convertible into shares of the Company’s common stock at a conversion price of $0.33 per share of common stock, subject to certain adjustments in the event of stock dividends, stock splits and subsequent equity sales. Each purchaser of Series E received a warrant to acquire a number of shares of the Company’s common stock equal to 40% of the number of shares of common stock issuable upon conversion of the Series E shares. The warrants are exercisable immediately at an exercise price of $0.40 per share of the Company’s common stock, subject to adjustments in the event of stock dividends, recapitalizations or certain other transactions and expire three years from the date of issuance. The purchase price of one share of Series E Preferred Stock and the associated warrant was $990.

In addition, Mr. Honig exchanged the outstanding principal and accrued interest of approximately $646,000 owed by the Company under a Credit Facility Agreement (see Note 8) for 652 shares of Series E Convertible Preferred Stock and warrants to acquire 782,400 shares of the Company's common stock on equivalent terms to those of investors purchasing in the private placement.

ITEM 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pershing Gold Corporation and its subsidiaries (“Pershing Gold”, the “Company” or “we”) is a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada.  We are currently focused on exploration at our Relief Canyon properties in Pershing County in northwestern Nevada.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Forward-Looking Statements

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward looking statements include, without limitation, statements relating to our business goals, planned exploration, business strategy, planned engineering studies, future operating results, planned permitting activities, our efforts to obtain extended financing or enter into asset sale or business consolidation transactions, and our liquidity and capital resources outlook.  Forward –looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Our actual results may differ materially from those contemplated by the forward-looking statements, which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.   Important factors that could cause actual results to differ materially from those anticipated in forward- looking statements include without limitation results of future exploration and engineering studies on our Relief Canyon properties; increases in estimates or costs of exploration and recommissioning activities; our ability to raise necessary capital to conduct our exploration and recommissioning activities and do so on acceptable terms or at all; reinterpretations of geological information; problems or delays in permitting or other government approvals; and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements.  These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward looking statement can be guaranteed and actual future results may vary materially.

Overview

During the six months ended June 30, 2013, we focused primarily on expansion of the Relief Canyon Mine deposit, increasing our land position around the Relief Canyon Mine property in Pershing County, Nevada, and monetizing available for sale securities.  An overview of certain significant events during the six month period follows:

•
We completed an in-house calculation of mineralized material at the Relief Canyon Mine that estimates 32,541,000 tons of gold mineralized material at an average grade of 0.017 ounces per ton gold ("opt Au"). The Company's in-house technical staff calculated the estimate under SEC Guide 7.

•
We performed detailed geological field mapping resulting in the identification of a new gold target in accordance with our objective of increasing the current estimate of mineralized material at Relief Canyon. Our exploration efforts have also included systematic reviews of the Relief Canyon historical database confirming significant gold-mineralized intercepts in at least two historic holes not currently included in our current estimate of mineralized material.

•	We located 105 new unpatented mining claims and acquired by lease roughly 635 acres of private lands at our Relief Canyon Project, adding about 2,600 total acres to our consolidated land position.

•
We sold the remaining 1,513,333 shares of Amicor common stock in a private transaction and generated net proceeds of $151,333. Additionally, we sold the 25,000,000 shares of Valor Gold common stock in private transactions and generated net proceeds of $1,505,000.

•
We completed the resale registration of approximately 76 million shares of our common stock held by Continental Resources Group, and those shares were distributed to Continental Resources Group shareholders of record on March 1, 2013.

•
In late July 2013 we started Phase I of our 2013 drilling program at the Relief Canyon Mine property, focused on expanding our current mineralized material estimate north of the North Pit and outside of our current mineralized material estimate boundary.

•
In August 2013, we completed a private placement to several accredited investors for the purchase of 9,091 shares of our Series E Convertible Preferred Stock (“Series E”) and warrants to acquire 10,909,200 shares of our common stock for aggregate net proceeds of approximately $9.0 million. Each share of Series E is convertible into shares of our common stock at a conversion price of $0.33 per share of common stock, subject to certain adjustments in the event of stock dividends, stock splits and subsequent equity sales. Each purchaser of Series E shares received a warrant to acquire a number of shares of Common Stock equal to 40% of the number of shares of common stock issuable upon conversion of the Series E shares. The warrants are exercisable immediately at an exercise price of $0.40 per share of common stock, subject to adjustments in the event of stock dividends, recapitalizations or certain other transactions and expire three years from the date of issuance. The purchase price of one share of Series E Preferred Stock and the associated warrant was $990.

•
In August 2013, in connection with the private placement, we exchanged 652 shares of Series E Convertible Preferred Stock and warrants to acquire 782,400 shares of our common stock for the outstanding principal and accrued interest of approximately $646,000 owed to Mr. Honig, one of our directors, pursuant to a Credit Facility Agreement and terminated that agreement.

Three and Six months ended June 30, 2013 and 2012

In September 2011, we decided to discontinue our sports and entertainment business and to focus on gold exploration. Prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation and all transactions relating to our sports and entertainment business are included in discontinued operations.

For the results of continuing operations discussed below, we compare the results from operations for the three and six months ended June 30, 2013 to the results of operations for the three and six months ended June 30, 2012.

Net Revenues

We are an exploration stage company with no operations and we generated no revenues for the three and six months ended June 30, 2013 and 2012.

Operating Expenses

Total operating expenses for the three months ended June 30, 2013 as compared to three months ended June 30, 2012 were approximately $3.1 million and $12.1 million, respectively. The $9.0 million decrease in operating expenses for the three months ended June 30, 2013 is comprised of an approximately $6.9 million decrease in stock based compensation expense; an approximately $1.5 million decrease in exploration expenses on our Relief Canyon properties; a decrease of approximately $0.2 million in consulting fees, and a decrease of approximately $0.3 million in general and administrative expenses primarily for public company expenses and legal costs in the current period.

Total operating expenses for the six months ended June 30, 2013 as compared to six months ended June 30, 2012, were approximately $6.6 million and $21.8 million, respectively. The $15.2 million decrease in operating expenses for the six months ended June 30, 2013 is comprised of an approximately $11.7 million decrease in compensation expense related primarily to decreased stock based compensation expense and the absence in 2013 of a one-time bonus compensation of approximately $0.5 million to our executive and management employees during 2012; an approximately $2.3 million decrease in exploration expenses on our Relief Canyon properties; a decrease of approximately $0.8 million in consulting fees, and a decrease of approximately $0.2 million in general and administrative expenses primarily for public company expenses and legal costs in the current period.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of approximately ($3.1) million and ($12.1) million for the three months ended June 30, 2013 and 2012, respectively. The decrease in operating loss was due to the decreases in operating expenses described above.

We reported an operating loss from continuing operations of approximately ($6.6) million and ($21.8) million for the six months ended June 30, 2013 and 2012, respectively. The decrease in operating loss was due to the decreases in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately $1.1 million and ($2.5) million for the three months ended June 30, 2013 and 2012, respectively. The change in other income (expense) of approximately $3.6 million is primarily attributable to the absence in 2013 of $2.5 million of other income resulting from the sale of our former subsidiaries to Valor Gold, a decrease in warrant settlement expense of $4.8 million offset in part by an increase of $1.2 million of realized gain from the sale of our Amicor and Valor Gold securities.

Total other income (expense) was approximately $1.6 million and ($18.7) million for the six months ended June 30, 2013 and 2012, respectively. The change in other income (expense) of approximately $20.3 million is primarily attributable to the absences in 2013 of i) $11.3 million in interest expense resulting from the amortization of debt discounts and deferred financing costs from convertible notes, ii) interest expense in connection with the issuance of common stock and warrants pursuant to a note modification agreement in 2012, iii) a decrease in the fair value of a derivative liability of $1.5 million, iv) $0.9 million of income resulting from the consideration received from Amicor in 2012 in its Option to acquire our former uranium exploration properties, v) $2.5 million income resulting from the sale of our subsidiaries to Valor Gold and vi) $4.8 million from the extinguishment in debt. Additionally, the change was impacted by a decrease in warrant settlement expense of $4.8 million offset in part by an increase of $1.3 million of realized gain from the sale of our Amicor and Valor Gold securities.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($1.9) million for the three months ended June 30, 2013 as compared to a net loss of approximately ($14.5) million for the three months ended June 30, 2012.

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($5.0) million for the six months ended June 30, 2013 as compared to a net loss of approximately ($40.5) million for the six months ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2013 our cash and cash equivalents were approximately $1.5 million. Our cash and cash equivalents decreased during the six months ended June 30, 2013 by approximately $1.7 million from our cash and cash equivalent balance at December 31, 2012 of $3.2 million. The decrease in cash was the result of cash used in operations of approximately $3.3 million that was comprised largely of exploration expenditures, primarily at the Relief Canyon mine to establish our estimate of mineralized material and general and administrative functions, including consultant fees, compensation costs, legal fees and public company expenses, almost totally offset by cash received from the sale of Amicor and Valor Gold securities of $1.6 million. In August, we raised approximately $9.0 million in the private placement of Series E Convertible Preferred Stock and warrants described above.

We plan the following expenditures for the two remaining quarters of 2013:

•	Approximately $0.5 million on recommissioning the Relief Canyon gold processing facility;

•	Approximately $1.0 million on land holding and permitting costs for the Relief Canyon Properties;

•	Approximately $1.0 million on general and administrative expenses; and

•	Approximately $2.6 million on exploration and pre-development work at the Relief Canyon mine property, focused on further expansion of the deposit and a preliminary economic assessment.

The actual amount we spend for the remaining period in 2013 may vary significantly from the amounts specified above and will depend upon several factors, including the results of our exploration and pre-development work at the Relief Canyon mine property and timing of obtaining the necessary permitting approvals. If we carry out the above spend we will require additional external funding as early as the third quarter 2014 to maintain our business as well as to fund continued exploration and development and further recommissioning of the Relief Canyon gold processing facility. This funding could be in the form of equity, debt, asset sales and strategic alternatives, including potential investors in our projects and potential business combination transactions.  There is no assurance that we will be successful and if we are not, we will be required to significantly curtail our activities and possibly cease our business.

Changes in Significant Accounting Policies

We did not adopt any new accounting standards during the six months ended June 30, 2013 nor were there any new accounting pronouncements during the period that would have an impact on our financial position or results of operation.

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

Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and our wholly-owned subsidiaries. In the preparation of our condensed consolidated financial statements, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

With respect to the quarterly period ended June 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2      Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures.

None.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

3.1	Certificate of Designation*
4.1	Form of Warrant Agreement*
10.1	Form of Subscription Agreement*
10.2	Registration Rights Agreement*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

* Filed herein

** In Accordance With The Temporary Hardship Exemption Provided By Rule 201 Of Regulation S-T, The Date By Which The Interactive Data File Is Required To Be Submitted Has Been Extended By Six Business Days.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pershing Gold Corporation

Date: August 14, 2013	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2013	By:	/s/ Eric Alexander
Eric Alexander
Vice President Finance and Controller (Principal Financial Officer)