Form 10-Q/A
period 2013-06-30
Pershing Gold Corp.
filed 2013-08-21
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                               .

Commission file number: 333-150462

Pershing Gold Corporation

(Exact name of registrant as specified in its charter)

Nevada	26-0657736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1658 Cole Boulevard Building 6, Suite 210 Lakewood CO	80401
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

Pershing Gold Corporation (the “Company”) is filing this Amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013 (the “Form 10-Q”), for the sole purpose of furnishing the interactive data files marked as Exhibit 101.ins, 101.sch, 101.cal, 101.def, 101.lab and 101.pre and formatted in XBRL.

No other changes have been made to the Company’s Form 10-Q. This Amendment speaks only as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

PART III

ITEM 6.  Exhibits

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

* Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

** Filed herewith.  Pursuant to Rule 405 of Regulation S-T, these interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pershing Gold Corporation

Date: August 21, 2013	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2013	By:	/s/ Eric Alexander
Eric Alexander
Vice President Finance and Controller (Principal Financial Officer)