Form 10-Q
period 2013-09-30
Pershing Gold Corp.
filed 2013-11-14
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2013, there were 273,292,023 shares of common stock, par value $0.0001, issued and outstanding.

PERSHING GOLD CORPORATION

ITEM 1 Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,035,743	$3,218,191
Other receivables	—	77,364
Prepaid expenses - current portion	359,491	502,837

Total Current Assets	9,395,234	3,798,392

NON - CURRENT ASSETS:
Property and equipment, net - (see Note 6)	6,680,903	7,386,776
Mineral rights - (see Note 5)	16,786,912	16,786,912
Reclamation bond deposit - (see Note 5)	4,645,533	4,645,533
Deposits	3,884	3,884

Total Non - Current Assets	28,117,232	28,823,105

Total Assets	$37,512,466	$32,621,497

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$446,765	$778,314
Note payable - current portion (see Note 7)	23,036	23,036
Note payable - related party - (see Note 8)	—	486,250

Total Current Liabilities	469,801	1,287,600

LONG-TERM LIABILITIES:
Note payable - long term portion (see Note 7)	42,233	59,510

Total Liabilities	512,034	1,347,110

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized - (see Note 9)
Convertible Series A Preferred stock ($.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of September 30, 2013 and December 31, 2012)	—	—
Convertible Series B Preferred stock ($.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding as of September 30, 2013 and December 31, 2012)	—	—
Convertible Series C Preferred stock ($.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding as of September 30, 2013 and December 31, 2012)	—	—
Convertible Series D Preferred stock ($.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of September 30, 2013 and December 31, 2012)	—	—
Convertible Series E Preferred stock ($.0001 Par Value; 15,151 Shares Authorized; 11,185 and none issued and outstanding as of September 30, 2013 and December 31, 2012, respectively) - (see Note 9)	1	—
Common stock ($.0001 Par Value; 500,000,000 Shares Authorized; 273,292,023 and 266,592,023 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively) - (see Note 9)	27,329	26,659
Additional paid-in capital	131,845,027	113,052,194
Accumulated deficit	(14,901,794)	(14,901,794)
Accumulated deficit since inception of exploration stage (September 1, 2011)	(79,970,131)	(66,902,672)

Total Stockholders’ Equity	37,000,432	31,274,387

Total Liabilities and Stockholders’ Equity	$37,512,466	$32,621,497

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION  AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

					For the Period from
					Inception of
					Exploration stage
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		(September 1, 2011) through
	2013	2012	2013	2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$—	$—	$—	$—	$—

Operating expenses:
Compensation and related taxes	1,615,926	2,433,209	4,689,581	17,244,155	25,498,409
Exploration cost	1,078,139	1,782,820	1,793,214	4,842,781	8,814,237
Consulting fees	477,311	416,956	1,259,924	2,021,529	9,165,400
General and administrative expenses	745,235	800,361	2,811,265	3,107,036	8,416,018

Total operating expenses	3,916,611	5,433,346	10,553,984	27,215,501	51,894,064

Operating loss from continuing operations	(3,916,611)	(5,433,346)	(10,553,984)	(27,215,501)	(51,894,064)

OTHER INCOME (EXPENSES):
Other income	—	—	—	80,000	80,000
Gain from sale of uranium assets pursuant to an option agreement	—	—	—	930,000	930,000
Gain from sale of subsidiaries	—	—	—	2,500,000	2,500,000
Loss from extinguishment of debts	—	—	—	(4,769,776)	(4,769,776)
Change in fair value of derivative liability	—	—	—	(1,454,889)	5,447,917
Gain (loss) from disposal of assets	—	3,199	—	(18,729)	(192,759)
Warrant settlement expense	—	—	(45,484)	(4,883,196)	(9,727,680)
Realized gain - trading securities	—	—	—	19,702	19,702
Realized gain - available for sale securities - (see Note 4)	—	415,000	1,656,333	755,600	3,146,933
Share of loss of equity method investee	—	—	—	(83,333)	(83,333)
Interest expense and other finance costs, net of interest income	(4,963)	(63,762)	(22,665)	(11,402,536)	(15,946,939)

Total other income (expenses) - net	(4,963)	354,437	1,588,184	(18,327,157)	(18,595,935)

Loss from continuing operations before provision for income taxes	(3,921,574)	(5,078,909)	(8,965,800)	(45,542,658)	(70,489,999)

Provision for income taxes	—	—	—	—	—

Loss from continuing operations	(3,921,574)	(5,078,909)	(8,965,800)	(45,542,658)	(70,489,999)

Discontinued operations:
(Loss) gain from discontinued operations, net of tax	—	—	—	(50,298)	802,367

Net loss	(3,921,574)	(5,078,909)	(8,965,800)	(45,592,956)	(69,687,632)

Less: Net loss attributable to non-controlling interest	—	—	—	(1,164)	(172,517)

Net loss attributable to Pershing Gold Corporation	(3,921,574)	(5,078,909)	(8,965,800)	(45,594,120)	(69,860,149)

Preferred deemed dividend	(4,101,659)	—	(4,101,659)	(2,702,777)	(10,088,832)

Preferred stock dividend	—	—	—	(21,150)	(21,150)

Net loss available to common stockholders	$(8,023,233)	$(5,078,909)	$(13,067,459)	$(48,318,047)	$(79,970,131)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.03)	$(0.02)	$(0.05)	$(0.23)	$(0.36)
Loss from discontinued operations	0.00	0.00	0.00	0.00	0.00
	$(0.03)	$(0.02)	$(0.05)	$(0.23)	$(0.36)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	273,292,023	256,619,449	272,236,712	206,120,460	224,003,492

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION  AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
			Inception of
			Exploration stage
	For the Nine Months Ended	For the Nine Months Ended	(September 1, 2011) through
	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Pershing Gold Corporation	$(8,965,800)	$(45,594,120)	(69,860,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	729,771	756,482	2,048,347
Bad debts	—	13,333	513,333
Bad debts in connection with discontinued operations	—	61,050	65,300
Amortization of debt discounts and deferred financing cost	—	8,100,450	12,049,972
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	—	—	116,669
Loss from extinguishment of debts	—	4,769,776	4,769,776
Change in fair value of derivative liability	—	1,454,889	(5,447,917)
Interest expense in connection with the note modification	—	3,022,186	3,022,186
Interest expense in connection with the conversion of notes payable	—	—	230,192
Interest expense in connection with the cancellation of debt and assignment of shares agreement	—	61,500	61,500
Gain from disposal of discontinued operations	—	—	(1,134,448)
Loss from disposal of assets	—	18,729	192,759
Non-controlling interest	—	1,164	172,348
Realized gain - available for sale securities	(1,656,333)	(755,600)	(3,146,933)
Realized gain - trading securities	—	(19,702)	(19,702)
Gain from sale of subsidiary	—	(500,000)	(500,000)
Share of loss of equity method investee	—	83,333	83,333
Common stock issued and included in settlement expense	—	4,883,196	9,644,696
Stock-based compensation	3,834,352	16,716,283	25,980,788
Gain from sale of uranium assets pursuant to an option agreement	—	(930,000)	(930,000)

Changes in operating assets and liabilities:
Restricted cash - current portion	—	—	1,320,817
Other receivables	77,364	99,908	86,575
Prepaid expenses - current portion and other current assets	143,346	90,871	1,902,077
Assets of discontinued operations - current portion	—	—	141,378
Prepaid expenses - long-term portion	—	37,759	41,912
Restricted cash - long-term portion	—	—	500,000
Deposits	—	(95,788)	(95,788)
Assets of discontinued operations - long term portion	—	—	40,556
Accounts payable and accrued expenses	(172,319)	353,581	206,308
Liabilities of discontinued operation	—	(21,622)	28,730

NET CASH USED IN OPERATING ACTIVITIES	(6,009,619)	(7,392,342)	(17,915,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mining rights	—	(2,576,400)	(2,576,400)
Payments received on notes receivable	—	930,000	1,430,000
Increase in reclamation bond deposits	—	—	(1,715,629)
Net proceeds received from the sale of marketable securities	1,656,333	875,302	3,266,635
Proceeds from disposal of assets	—	74,074	207,505
Purchase of property and equipment	(23,898)	(300,098)	(426,631)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,632,435	(997,122)	185,480

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	—	6,307,500	12,609,866
Proceeds from sale of preferred stock, net of issuance costs	10,227,079	1,000,000	14,511,475
Proceeds from note payable	—	500,000	500,000
Proceeds from convertible promissory notes	—	—	1,715,604
Payments on notes payable	(17,277)	(1,541,691)	(3,433,369)
Advances to former parent company	—	—	48,745
Distribution to former parent company	(15,066)	(88,390)	(108,706)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,194,736	6,177,419	25,843,615

EFFECT OF EXCHANGE RATE ON CASH	—	—	1,649

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,817,552	(2,212,045)	8,115,359

CASH AND CASH EQUIVALENTS- beginning of period	3,218,191	3,670,567	920,384

CASH AND CASH EQUIVALENTS- end of period	$9,035,743	$1,458,522	$9,035,743

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,050	$196,408	$534,174
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of notes payable and accrued interest	$—	$8,315,258	$9,323,005
Issuance of common stock in connection with the conversion of a promissory note into a current private placement	$—	$—	$611,750
Issuance of preferred stock in connection with the conversion of a promissory note and accrued interest into a current private placement	$645,480	$—	$645,480
Issuance of additional notes payable upon assignment of debt	$—	$294,285	$294,285
Beneficial conversion feature and debt discount in connection with the issuance of convertible promissory notes	$—	$168,163	$1,883,767
Preferred stock deemed dividend	$—	$1,616,777	$4,901,173
Issuance of common stock for payment of Continental’s accrued legal fees	$—	$170,614	$170,614
Issuance of common stock for payment of accrued dividend	$—	$3,601	$3,601
Reclassification of derivative liability to equity	$—	$7,750,289	$7,750,289
Issuance of a note receivable upon sale of subsidiary	$—	$500,000	$500,000
Issuance of a note receivable in connection with sale of uranium assets pursuant to an option agreement	$—	$930,000	$930,000
Common stock and warrants issued for acquisition of mining rights	$—	$5,709,441	$5,709,441
Distribution to former parent company	$—	$606,339	$517,949
Cancellation of debt in connection with the assignment of shares	$—	$42,000	$42,000
Issuance of a note payable for purchase of mining equipment	$—	$92,145	$92,145
Cancellation of debt in connection with an assignment agreement	$—	$—	$33,500

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

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

A wholly-owned subsidiary, EXCX Funding Corp., a Nevada corporation was formed in January 2011 and held the note payable - related party (see Note 8), which was exchanged for the Company’s Series E Convertible Preferred Stock and warrants in August 2013 and was cancelled (see Note 9).

On August 30, 2011, the Company, through its wholly-owned subsidiary, Gold Acquisition Corp. (“Gold Acquisition”) acquired the Relief Canyon Mine property (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada, for an aggregate purchase price consisting of: (i) $12,000,000 cash and (ii) $8,000,000 in senior secured convertible promissory notes.

A wholly-owned subsidiary, Pershing Royalty Company, a Delaware corporation, was formed on May 17, 2012 to hold royalty interests in two gold exploration properties (see Note 3).

Going concern

The Company is in the exploration stage and does not generate revenues to meet its operating expenses.

These unaudited condensed consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss of approximately $9.0 million for the nine months ended September 30, 2013, $6.0 million of net cash used in operations for the nine months ended September 30, 2013 and total accumulated deficit of approximately $95.0 million since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

In August 2013, the Company completed a private placement to several accredited investors for the purchase of 10,533 shares of its Series E Convertible Preferred Stock (“Series E”) and 12,639,600 warrants to purchase shares of common stock for aggregate net proceeds of approximately $10.2  million (see Note 9).

In addition, in August 2013, the Company issued 652 shares of its Series E stock and 782,400 warrants to purchase shares of common stock in exchange for the cancellation of a note payable — related party and accrued interest totaling approximately $646,000 (see Note 8).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the unaudited condensed consolidated financial statements of the Company as of September 30, 2013. All intercompany transactions and balances have been eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests. Prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation and all transactions relating to the sports and entertainment business are included in discontinued operations. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2013, and the results of operations and cash flows for the nine months ended September 30, 2013 have been included. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the period ended December 31, 2012, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013. The consolidated balance sheet as of December 31, 2012 was derived from those financial statements.

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

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, allowance for bad debts, the useful life of property and equipment, the assumptions used to calculate fair value of options and warrants granted and derivative liability, beneficial conversion on convertible notes payable, capitalized mineral rights, asset valuations, common stock issued for services, common stock issued for conversion of notes and common stock issued in connection with an acquisition.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2013, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Marketable securities

Marketable securities consist of the Company’s investment in publicly traded equity securities and are generally restricted for sale under Federal securities laws. The Company’s policy is to liquidate securities received when market conditions are favorable for sale. Since these securities are often restricted, the Company is unable to liquidate them until the restriction is removed. Marketable securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Pursuant to ASC Topic 320, “Investments — Debt and Equity Securities,” the Company’s marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group.

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

SEPTEMBER 30, 2013

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

The Company classified the investments in marketable securities available for sale as Level 3, adjusted for the effect of restriction. The securities were restricted and cannot be readily resold by the Company absent a registration of the sale of those securities under the Securities Act of 1933 as amended (the “Securities Act”) or the availability of an exemption from the registration. Unrealized gains or losses on marketable securities available for sale were recognized as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale were reflected in net income for the period in which the security was liquidated. At the end of each period, the Company evaluated the carrying value of the marketable securities for a decrease in value. The Company evaluated the entity underlying these marketable securities to determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be “other- than- temporary”, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is charged to earnings.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the notes payable at September 30, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

Prepaid expenses

Prepaid expenses — current portion of $359,491 and $502,837 at September 30, 2013 and December 31, 2012, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting and business advisory services, insurance premiums and mineral lease fees which are being amortized over the terms of their respective agreements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral property acquisition and exploration costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method over the estimated life of the proven and probable reserves. If in the future the Company has capitalized mineral properties, these properties will be periodically assessed for impairment. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the nine months ended September 30, 2013 and 2012, the Company incurred exploration costs of $1,793,214 and $4,842,781, respectively.

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

Impairment of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”. The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable. Long-lived assets in the exploration stage are monitored for impairment based on factors such as the Company’s continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company’s continued plans to fund exploration programs on the property, and whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered. The tests for long-lived assets in the exploration stage would be monitored for impairment based on factors such as current market value of the long-lived assets and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges of its long-lived assets at September 30, 2013 and December 31, 2012, respectively.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not have any intangible assets as of September 30, 2013 and December 31, 2012.

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

SEPTEMBER 30, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation”, which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Recent accounting pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 3 — ACQUISITION, DISPOSITION AND DECONSOLIDATION

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

SEPTEMBER 30, 2013

NOTE 3 — ACQUISITION, DISPOSITION AND DECONSOLIDATION (continued)

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

The issuance of 25,000,000 shares of Valor Gold’s common stock to the Company accounted for approximately 38.6% of the total issued and outstanding common stock of Valor Gold as of May 24, 2012. Between February 2013 and May 2013, the Company sold all 25,000,000 shares it owned of Valor Gold common stock in private transactions which generated net proceeds of $1,505,000. As of September 30, 2013, the Company no longer owns any shares in Valor Gold.

NOTE 4 — MARKETABLE SECURITIES

Marketable securities activity for the three months ended September 30, 2013 consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Realized Gain from Sale of Securities	Fair Value

Marketable securities — available for sale	$—	$—	$—	$1,656,333	$—

In January 2013, the Company sold the remaining 1,513,333 shares of Amicor common stock it owned in a private transaction and generated net proceeds of $151,333. Between February 2013 and May 2013, the Company sold all 25,000,000 shares of Valor Gold common stock it owned in private transactions and generated net proceeds of $1,505,000. Consequently, the Company recorded a realized gain — available for sale securities of $1,656,333 during the nine months ended September 30, 2013.

NOTE 5 — MINERAL PROPERTIES

Relief Canyon Properties

The Relief Canyon properties are located in Pershing County about 100 miles northeast of Reno, Nevada and at the southern end of the Humboldt Range. The Relief Canyon properties do not currently have any mineral reserves and all activities undertaken and currently proposed are exploratory in nature.

Relief Canyon Mine

Through the Company’s wholly-owned subsidiary, Gold Acquisition, the Company owns 164 unpatented lode mining claims and 120 unpatented millsites at the Relief Canyon Mine property. The property includes the Relief Canyon Mine and gold processing facilities, currently in a care and maintenance status. The Relief Canyon Mine includes three open pit mines, heap leach pads comprised of six cells, two solution ponds and a cement block constructed adsorption desorption-recovery (ADR) solution processing circuit. The ADR type process plant consists of four carbon columns, acid wash system, stripping vessel, electrolytic cells, a furnace and a retort for the production of gold doré. The process facility was completed in 2008 by Firstgold Corp and produced gold until 2009 and is currently in a care and maintenance status. The facilities are generally in good condition. Most of the Relief Canyon Mine property is burdened by a production royalty equal to 2% of net smelter returns payable to Battle Mountain Gold Exploration LLC (now owned by Royal Gold).

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 5 — MINERAL PROPERTIES (continued)

Pershing Pass Property

The Pershing Pass property consists of over 700 unpatented mining claims covering approximately 12,000 acres and a mining lease covering approximately 600 acres.  The Pershing Pass property includes approximately 490 unpatented lode mining claims covering approximately 9,700 acres that we acquired from Silver Scott Mines in March 2012 and approximately 283 unpatented lode mining claims covering about 5,660 acres owned directly by a Victoria Gold Corp. subsidiary prior to our purchase. Victoria Gold has reserved a 2% net smelter return production royalty on the 221 claims that are located outside the area of interest related to the Newmont Leased property, discussed above.  The Pershing Pass property also includes 17 unpatented mining claims acquired from a third party in April 2012 subject to a 2% net smelter return royalty, 17 unpatented mining claims that the Company located in mid 2012, and approximately 635 acres of private lands that the Company leased in January 2013.  The primary term of the lease is ten years, which may be extended as long as mineral development work continues on the property. Production from the lease is subject to a 2% net smelter return royalty on all metals produced other than gold, and to a royalty on gold indexed to the gold price, ranging from 2% at gold prices of less than $500 per ounce to 3.5% at gold prices over $1,500 per ounce. Prior to one year after commercial production, the Company can repurchase up to 3% of the royalty on gold production at the rate of $600,000 for each 1%.

In September 2013, the Company entered into a lease agreement and purchase option with Wolf Pack Gold (Nevada) Corp for 19 unpatented mining claims (approximately 400 acres) in the Pershing Pass Property.  The lease grants the Company exclusive rights to conduct mineral exploration, development and mining and an exclusive option to purchase the claims. The primary term of the lease is ten years, which may be extended as long as mineral exportation, development, or mining work continues on the property. Production from the lease is subject to a 1% net smelter return royalty on precious metals and a one-half percent net smelter royalty on all other metals produced from the lease. Prior to production, and starting in September 2016, the Company is required to pay a $10,000 per year advance minimum royalty payment to Wolf Pack Gold. The advance minimum royalty remains at $10,000 per year until September 2023 when the advance royalty payment increases to $12,500 per year.  The advance royalty payment increases to $15,000 per year in September 2028 and then $20,000 per year in September 2033.  The advance minimum royalty payments are due on or before the anniversary dates of the lease agreement. If the Company decides to exercise the purchase option, which is exercisable at any time, it can acquire the 19 unpatented mining claims from Wolf Pack Gold for $250,000.

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

Approximately 8,900 acres of the lands that the Company acquired from Victoria Gold Corporation are a leasehold interest comprised of unpatented mining claims and private lands subject to a 2006 Mineral Lease and Sublease with Newmont USA Ltd., which the Company refers to as the Newmont Leased property. The Newmont Leased property consists of 155 unpatented lode mining claims owned by Newmont comprising approximately 2,800 acres, approximately 4,900 acres of privately-owned fee minerals leased by Newmont from the owners, and 62 unpatented mining claims that were owned by Victoria within the Newmont Leased property and area of interest.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 5 — MINERAL PROPERTIES (continued)

In order to maintain the 2006 Minerals Lease and Sublease with Newmont, the Company was required to spend approximately $1.0 million in exploration expenses in 2013. The Company has satisfied the 2013 direct drilling work commitment. Starting in 2014, the Company is required to spend $0.5 million on exploration expenditures or pay Newmont rental payments of $10 per acre per year. The rental payments will escalate by 5% per year. The Company has also satisfied the 2014 direct drilling work commitment and the majority of the 2015 commitment. Under the current terms of the 2006 Minerals Lease and Sublease and commencing in 2014, the annual rent, if the Company elects not to or fails to incur at least $0.5 million in exploration expenditures, would be approximately $0.1 million. Because the Company has satisfied the direct drilling work commitment for 2014 and 2015, it will not incur annual rental payments in 2014 or 2015. The Company will be required to expend $0.5 million in additional direct drilling expenditures in 2016 in order to avoid the annual rental payment requirement.

Pursuant to the 2006 Minerals Lease and Sublease, the Company is subject to a 3% to 5% net smelter royalty tied to the gold price in the event Newmont elects not to pursue the Venture Option and quitclaims the claims and leased lands to the Company. The 5% net smelter royalty would apply if the monthly average gold price is equal to or greater than $400 per ounce. In addition, the Company is subject to a 2.5% net smelter returns royalty payable to the lessor on approximately 800 acres of the Newmont Leased properties under the 1994 Mining Lease and a 3.5% net smelter returns royalty payable to the lessor on approximately 495 acres of the Newmont Leased properties under the 1999 Mining Lease; these royalties would offset the Newmont royalty down to 2%.

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

As of September 30, 2013, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required.

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	September 30, 2013	December 31, 2012
Relief Canyon Mine — Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine — Newmont Leased Properties	7,709,441	7,709,441
Pershing Pass Property	576,400	576,400

	$16,786,912	$16,786,912

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	September 30, 2013	December 31, 2012
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	227,344	220,060
Land	—	266,977	266,977
Building and improvements	5 - 25 years	727,965	727,965
Site costs	10 years	1,272,732	1,272,732
Crushing system	20 years	2,256,943	2,256,943
Process plant and equipment	10 years	3,169,442	3,166,280
Vehicles and mining equipment	5 - 10 years	695,825	682,373
		8,674,223	8,650,325
Less: accumulated depreciation		(1,993,320)	(1,263,549)

		$6,680,903	$7,386,776

For the nine months ended September 30, 2013 and 2012, depreciation expense amounted to $729,771 and $756,482, respectively.

NOTE 7 — NOTES PAYABLE

In August 2012, the Company issued a note payable in the amount of $92,145 in connection with the acquisition of mining equipment. The note payable bears interest at approximately 7% per annum and is secured by a lien on the mining equipment. The note is payable in 48 equal monthly payments of $2,226 beginning in September 2012.

Notes payable — short and long term portion consisted of the following:

	September 30, 2013	December 31, 2012
Total notes payable	$65,269	$82,546
Less: current portion	(23,036)	(23,036)
Long term portion	$42,233	$59,510

NOTE 8 — RELATED PARTY TRANSACTIONS

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

Note payable - related party

In February 2011, Mr. Honig, a Director of the Company advanced $2,250,000 to the Company under a Credit Facility Agreement. Between August 2011 and December 2011, the Company paid a total of $1,688,250 to Mr. Honig. Additionally, between July 2012 and October 2012, a total of $75,500 was extinguished on a non-cash basis reducing the principal balance of the note to $486,250.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 8 — RELATED PARTY TRANSACTIONS (continued)

Subsequently, in August 2013, Mr. Honig exchanged the note including accrued interest of $159,230 for Company’s Series E Convertible Preferred Stock and warrants and the Credit Facility was terminated (see Note 9).

As of September 30, 2013 and December 31, 2012 principal balance of the note amounted to $0 and $486,250, respectively. As of September 30, 2013 and December 31, 2012, accrued interest on this note payable — related party amounted to $0 and $142,164, respectively.

Continental Resources Group, Inc.

In January 2013, the Company paid $15,066 of Continental’s expenses. The Company recorded such advances to additional paid in capital which represents distributions to the Company’s former parent company for a total of $15,066 and $611,589 at September 30, 2013 and December 31, 2012, respectively.

NOTE 9 — STOCKHOLDERS’ EQUITY

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

Convertible Series A Preferred Stock

As of September 30, 2013, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Convertible Series B Preferred Stock

As of September 30, 2013, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Convertible Series C Preferred Stock

As of September 30, 2013, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Convertible Series D Preferred Stock

As of September 30, 2013, there were 7,500,000 shares of Series D Preferred Stock authorized and none issued and outstanding.

Convertible Series E Preferred Stock

On August 5, 2013, the Company designated 15,151 shares of Series E Convertible Preferred Stock. Each share of Series E is convertible into shares of the Company’s common stock at a conversion rate of 3,000 shares of common stock for each share of Series E which is equivalent to a conversion price of $0.33 per share of common stock, subject to certain adjustments in the event of stock dividends, stock splits and subsequent equity sales.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

The holders of the Series E Preferred Stock will vote on an as-converted basis on all matters on which the holders of the common stock have a right to vote.  The Company may, at any time after February 8, 2014, redeem all then outstanding Series E Preferred Stock for cash in an amount equal to 110% of the purchase price for the Series E Preferred Stock, provided that the optional redemption provisions are met as defined in the certificate of designation.  Upon liquidation, dissolution or winding up of the Company, each holder of Series E Preferred Stock is entitled to receive the greater of: (i) 110% of the purchase price of the Series E Preferred Stock, and (ii) the amount each holder would be entitled to receive if such holder’s shares of Series E Preferred Stock were converted into common stock.  Upon a change of control, all outstanding shares of Series E Preferred Stock will automatically convert into shares of common stock and the holders will also be entitled to receive a cash payment equal to 10% of the purchase price paid for the Series E Preferred Stock. The Company believes that the occurrence of the optional redemption is considered conditional events and as a result the instrument does not meet the definition of mandatorily redeemable financial instrument based from ASC 480-10-25, “Distinguishing Liabilities from Equity”.

In August 2013, the Company completed private placements to several accredited investors for the purchase of 10,533 shares of its Series E Convertible Preferred Stock and warrants to acquire 12,639,600 shares of the Company’s common stock for aggregate net proceeds of approximately $10.2 million. Each purchaser of Series E received a 3-year warrant to acquire a number of shares of the Company’s common stock equal to 40% of the number of shares of common stock issuable upon conversion of the Series E shares. The warrants are exercisable immediately at an exercise price of $0.40 per share of the Company’s common stock, subject to adjustments in the event of stock dividends, recapitalizations or certain other transactions and expire three years from the date of issuance. The purchase price of one share of Series E Preferred Stock and the associated warrant was $990.

In accordance with ASC 505, “Equity - Dividends and Stock Splits”, the Series E Preferred Stock was considered to have an embedded beneficial conversion feature (ECF) because the conversion price was less than the fair value of the Company’s common stock. The Series E Preferred Stock was fully convertible at the issuance date, therefore a portion of proceeds allocated to the Series E Preferred Stock was determined to be the value of the beneficial conversion feature and was recorded as a preferred deemed dividend. In connection with the initial sales of the Series E Preferred Stock, the initial estimated fair value allocated to the ECF was $2,188,792 and the fair value allocated to the warrants of $1,912,867 was recorded as a preferred deemed dividend in August 2013.

The assumptions used valuing the warrants include:

Risk free interest rate (annual)	0.61% to 0.82%
Expected volatility	86%
Expected life	3 Years
Assumed dividends	none

In connection with these private placements, the Company paid legal fees of approximately $124,000 and commissions of approximately $76,000 in cash and the issuance of warrants to purchase 13,590 shares of the Company’s Common Stock.

Additionally, Mr. Honig exchanged the outstanding principal and accrued interest of $645,480 owed by the Company under a Credit Facility Agreement (see Note 8) for 652 shares of Series E Convertible Preferred Stock and warrants to acquire 782,400 shares of the Company’s common stock on equivalent terms to those of investors purchasing in the private placement.

As of September 30, 2013, there were 15,151 shares of Series E Preferred Stock authorized and 11,185 shares issued and outstanding.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

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

During the nine months ended September 30, 2013, the Company recorded stock-based compensation expense in connection with restricted stock awards of $3,475,523.  At September 30, 2013, there was a total of $3,904,349 unrecognized compensation expense in connection with restricted stock awards.

Common Stock Options

A summary of the Company’s outstanding stock options as of September 30, 2013 and changes during the period then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	35,298,000	$0.46	9.11
Granted	350,000	0.42	3.83
Exercised	—	—	—
Forfeited	(2,248,000)	1.30	7.00
Cancelled	—	—	—
Balance at September 30, 2013	33,400,000	0.40	8.43
Options exercisable at end of period	31,600,000	$0.40
Options expected to vest through December 31, 2014	1,800,000
Weighted average fair value of options granted during the period		$0.25

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Stock options outstanding at September 30, 2013 as disclosed in the above table have approximately $731,700 of intrinsic value at the end of the period.

On September 29, 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”). Under the 2010 Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.  The 2010 Plan has reserved 2,800,000 shares of common stock for issuance, and there are currently outstanding stock-based awards to purchase 2,150,000 shares of the Company’s common stock under the 2010 Plan.

On February 9, 2012, the holders of approximately 53% of the outstanding shares of the Company’s common stock voted in favor of the adoption of the Company’s 2012 Equity Incentive Plan (the “ 2012 Plan”).  The Board approved the 2012 Plan on February 9, 2012, which reserves 40,000,000 shares of common stock for issuance thereunder in the form of qualified incentive stock options, non-qualified stock options and restricted stock grants, issuable to the Company’s officers, directors, employees and consultants. As of September 30, 2013, there are no remaining available stock-based awards for future issuances under the 2012 Plan.

On February 12, 2013, the Board approved the adoption of a 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants.  Pursuant to the terms of the 2013 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 40 million shares of common stock are issuable pursuant to awards under the 2013 Plan. As of September 30, 2013, there were 33,300,000 remaining available stock-based awards for future issuances under the 2013 Plan.

In March 2013, the Company granted 150,000 3-year options to purchase shares of common stock exercisable at $0.44 per share to consultants of the Company pursuant to a consulting agreement for business advisory services. The stock options fully vested by May 31, 2013. The 150,000 options were valued on the grant date at approximately $0.25 per option or a total of $38,058 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.44 per share, volatility of 92%, expected term of 3 years, no dividend yield and a risk free interest rate of 0.35%.

In March 2013, the Company extended the exercise period of stock options to purchase 500,000 shares of common stock previously granted to the Company’s former Vice President of Finance and Administration and director on June 18, 2012. The exercise period was extended to December 31, 2013 from March 31, 2013. The Company valued the extension of the option period utilizing the Black-Scholes option pricing model using the following assumptions: estimated volatility of 92%, risk-free interest rate of 0.14%, no dividend yield, and an expected life of 0.75 years, and recorded $35,079 as stock based compensation during the nine months ended September 30, 2013.

In August 2013, the Company granted 200,000 5-year options to purchase shares of common stock exercisable at $0.40 per share to consultants of the Company pursuant to a consulting agreement for investor relations services. The stock options vest immediately and were valued on the grant date at approximately $0.23 per option or a total of $45,080 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.35 per share, volatility of 86%, expected term of 5 years, no dividend yield and a risk free interest rate of 1.57%.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

During the nine months ended September 30, 2013, the Company recorded stock based compensation expense related to options of $323,750. At September 30, 2013, there was a total of $156,651 of unrecognized compensation expense related to non-vested options.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of September 30, 2013 and changes during the period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	16,255,779	$0.54	2.42
Granted	13,435,590	0.40	3.00
Cancelled	(3,446,748)	0.65	0.14
Forfeited	—	—	—
Exercised	—	—	—
Balance at September 30, 2013	26,244,621	$0.45	2.47

Warrants exercisable at September 30, 2013	26,244,621	$0.45	2.47

Weighted average fair value of warrants granted during the period		$0.17

In May 2013, the Company paid a total of $45,484 in connection with the cancellation of 3,446,748 warrants to acquire the Company’s common stock. This was reflected as warrant settlement expense in the Company’s Statement of Operations during the nine months ended September 30, 2013.

In August 2013, as part of the Series E Preferred Stock private placement, the Company issued a total of 13,435,590 3-year warrant to purchase shares of the Company’s common stock at an exercise price of $0.40 per share.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 10 — NET LOSS PER COMMON SHARE

Net loss per common share is calculated in accordance with ASC Topic 260, “Earnings Per Share”. Basic loss per share is computed by dividing net loss available to common stockholder, adjusted for preferred dividends, by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include anti-dilutive common stock equivalents in the weighted average shares outstanding. The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months ended September 30, 2013	For the Three Months ended September 30, 2012	For the Nine Months ended September 30, 2013	For the Nine Months ended September 30, 2012
Numerator:
Loss from continuing operations available to common stockholders	$(8,023,233)	$(5,078,909)	$(13,067,459)	$(48,266,585)
Loss from discontinued operations	$—	$—	$—	$(50,298)

Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	273,292,023	256,619,449	272,236,712	206,120,456

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.03)	$(0.02)	$(0.05)	$(0.23)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	September 30, 2013	September 30, 2012
Common stock equivalents:
Stock options	33,400,000	35,298,000
Stock warrants	26,244,621	12,222,188
Convertible preferred stock	33,555,000	—
	93,199,621	47,520,188

NOTE 11 — DISCONTINUED OPERATIONS

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 11 — DISCONTINUED OPERATIONS (continued)

The following table sets forth indicated selected financial data of the Company’s discontinued operations of its sports and entertainment business during the nine months ended September 30, 2013 and 2012.

	September 30, 2013	September 30, 2012
Revenues	$—	$—
Cost of sales	—	—
Gross profit (loss)	—	—
Operating and other non-operating expenses	—	(50,298)

Loss from discontinued operations	—	(50,298)
Gain from sale of sports and entertainment business	—	—
Loss from discontinued operations	$—	$(50,298)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

2013	$11,353
2014	46,207
2015 and thereafter	15,535

$73,095

Rent expense was $33,759 for the nine months ended September 30, 2013.

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

Forward-Looking Statements

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward looking statements include, without limitation, statements relating to our business goals, planned exploration, business strategy, planned engineering studies, future operating results, planned permitting activities, our efforts to obtain extended financing or enter into asset sale or business consolidation transactions, and our liquidity and capital resources outlook.  Forward —looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Our actual results may differ materially from those contemplated by the forward-looking statements, which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.   Important factors that could cause actual results to differ materially from those anticipated in forward- looking statements include without limitation results of future exploration and engineering studies on our Relief Canyon properties; increases in estimates or costs of exploration and recommissioning activities; our ability to raise necessary capital to conduct our exploration and recommissioning activities and do so on acceptable terms or at all; reinterpretations of geological information; problems or delays in permitting or other government approvals; and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements.  These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward looking statement can be guaranteed and actual future results may vary materially.

Overview

During the nine months ended September 30, 2013, we focused primarily on expansion of the Relief Canyon Mine deposit, increasing our land position around the Relief Canyon Mine property in Pershing County, Nevada, and monetizing available for sale securities.  An overview of certain significant events during the nine month period follows:

•                  In August 2013, in connection with the private placement, we exchanged 652 shares of our Series E Convertible Preferred Stock (“Series E”) and warrants to acquire 782,400 shares of our common stock for the outstanding principal and accrued interest of approximately $646,000 owed to Mr. Honig, one of our directors, pursuant to a Credit Facility Agreement and terminated that agreement.

•                  In August 2013, we completed private placements to several accredited investors for the purchase of 10,533 shares of our Series E and warrants to acquire 12,639,600 shares of our common stock for aggregate net proceeds of approximately $10.2 million.

•                  In late July 2013, we started Phase I of our 2013 drilling program at the Relief Canyon Mine property, focused on expanding our current mineralized material estimate north of the North Pit and outside of our current mineralized material estimate boundary. Under this program through September 30, 2013, we have drilled 19 holes totaling approximately 10,600 feet. Initial results have confirmed the continuity of mineralized material which we anticipate will increase the current mineralized material estimate.

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

•                  We completed an in-house calculation of mineralized material at the Relief Canyon Mine that estimates 32,541,000 tons of gold mineralized material at an average grade of 0.017 ounces per ton gold. The Company’s in-house technical staff calculated the estimate under SEC Guide 7.

Three and Nine months ended September 30, 2013 and 2012

For the results of continuing operations discussed below, we compare the results from operations for the three and nine months ended September 30, 2013 to the results of operations for the three and nine months ended September 30, 2012.

Net Revenues

We are an exploration stage company with no operations and we generated no revenues for the three and nine months ended September 30, 2013 and 2012.

Operating Expenses

Total operating expenses for the three months ended September 30, 2013 as compared to three months ended September 30, 2012 were approximately $3.9 million and $5.4 million, respectively. The $1.5 million decrease in operating expenses for the three months ended September 30, 2013 is primarily comprised of an approximately $0.8 million decrease in stock based compensation expense and an approximately $0.7 million decrease in exploration expenses on our Relief Canyon properties in the current period as compared to the same period in the prior year.

Total operating expenses for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, were approximately $10.5 million and $27.2 million, respectively. The $16.7 million decrease in operating expenses for the nine months ended September 30, 2013 is comprised largely of an approximately $12.6 million decrease in compensation expense related primarily to lower stock-based compensation expense; an approximately $3.0 million decrease in exploration expenses on our Relief Canyon properties; a decrease of approximately $0.8 million in consulting fees, and a decrease of approximately $0.3 million in general and administrative expenses primarily for public company expenses and legal costs in the current period.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of approximately ($3.9) million and ($5.4) million for the three months ended September 30, 2013 and 2012, respectively. The decrease in operating loss was due to the decreases in operating expenses described above.

We reported an operating loss from continuing operations of approximately ($10.5) million and ($27.2) million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in operating loss was due to the decreases in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately ($5,000) and $0.4 million for the three months ended September 30, 2013 and 2012, respectively. The change in other income (expense) of approximately $0.4 million is primarily attributable to the absence in 2013 of $0.4 million of realized gain from the sale of Amicor and Valor Gold securities we owned and a reduction in interest expense of approximately $64,000 in the current period.

Total other income (expense) was approximately $1.6 million and ($18.3) million for the nine months ended September 30, 2013 and 2012, respectively. The change in other income (expense) of approximately $20.0 million is primarily attributable to the absences in 2013 of i) $11.4 million in interest expense resulting from the amortization of debt discounts and deferred financing costs from convertible notes, ii) interest expense in connection with the issuance of common stock and warrants pursuant to a note modification agreement in 2012, iii) a decrease in the fair value of a derivative liability of $1.5 million, iv) $0.9 million of income resulting from the consideration received from Amicor in 2012 in its Option to acquire our former uranium exploration properties, v) $2.5 million income resulting from the sale of our subsidiaries to Valor Gold and vi) $4.8 million from the extinguishment in debt. Additionally, the change was impacted by a decrease in warrant settlement expense of $4.8 million offset in part by an increase of $0.9 million of realized gain from the sale of our Amicor and Valor Gold securities.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($3.9) million for the three months ended September 30, 2013 as compared to a net loss of approximately ($5.1) million for the three months ended September 30, 2012.

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($9.0) million for the nine months ended September 30, 2013 as compared to a net loss of approximately ($45.6) million for the nine months ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2013 our cash and cash equivalents were approximately $9.0 million. Our cash and cash equivalents increased during the nine months ended September 30, 2013 by approximately $5.8 million from our cash and cash equivalent balance at December 31, 2012 of $3.2 million. The increase in cash was the result of cash used in operations of approximately $6.0 million that was comprised largely of exploration expenditures, primarily at the Relief Canyon mine to establish our estimate of mineralized material and general and administrative functions, including consultant fees, compensation costs, legal fees and public company expenses, almost totally offset by cash received from the sale of Amicor and Valor Gold securities of $1.6 million. In August, we raised approximately $10.2 million of net proceeds in the private placement of shares of our Series E and warrants described above.

We plan the following expenditures for the one remaining quarter of 2013:

•                  Approximately $1.5 million on general and administrative expenses (including land holding and permitting costs); and

•                  Approximately $1.0 million on exploration and pre-development work at the Relief Canyon mine property, focused on further expansion of the deposit and progress towards a preliminary economic assessment.

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

Changes in Significant Accounting Policies

We did not adopt any new accounting standards during the nine months ended September 30, 2013 nor were there any new accounting pronouncements during the period that would have an impact on our financial position or results of operation.

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

Use of Estimates

In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, allowance for bad debts, the useful life of property and equipment, the fair values of certain promotional contracts and the assumptions used to calculate fair value of options and warrants granted and derivative liability, beneficial conversion of convertible notes payable, capitalized mineral rights, asset valuations, common stock issued for services and common stock issued in connection with acquisitions.

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

With respect to the quarterly period ended September 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1    Legal Proceedings

None.

ITEM 1A      Risk Factors

Not applicable.

ITEM 2      Unregistered Sales of Equity Securities and Use of Proceeds

On August 25, 2013, we granted a consultant options to purchase 200,000 shares of our common stock at an exercise price of $0.40 per share in consideration for investor relations-related services. All 200,000 options vested immediately upon issuance, and such options may not be exercised after August 25, 2018. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Other Company sales of unregistered securities in the quarterly period ended September 30, 2013 have been previously reported in a Current Report on Form 8-K.

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

* Filed herein

** Pursuant to Rule 405 of Regulation S-T, these interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pershing Gold Corporation

Date: November 14, 2013	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Eric Alexander
Eric Alexander
Vice President Finance and Controller
(Principal Financial Officer)