Form 10-K
period 2013-12-31
Pershing Gold Corp.
filed 2014-03-26
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 000-54710

PERSHING GOLD CORPORATION

(Exact Name of Registrant as Specified in its Charter)

NEVADA	26-0657736
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1658 Cole Boulevard
Building 6 - Suite 210
Lakewood, Colorado	80401
(Address of principal executive offices)	(Zip Code)

(720) 974-7254

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	OTC Markets’ OTCQB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchanges Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013 was approximately $59.8 million, based on the closing price of the registrant’s common stock of $0.34 per share on the OTC Markets’ OTCQB on June 30, 2013. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2013 included all directors and officers and one shareholder that held approximately 35.7% of its outstanding common stock. The number of shares of common stock outstanding on March 18, 2014 was 279,966,495.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, including expectations and plans for production from the Relief Canyon, related permitting and exploration activities, expenditures or other matters, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

•                                          Risks relating to the 2014 exploration efforts to expand the Relief Canyon deposit, recommissioning of the gold processing facility on the Relief Canyon Mine site, determining the feasibility and economic viability of commencing mining and recommissioning the gold processing facility, our ability to fund future exploration efforts costs or purchase additional equipment, and our ability to obtain or amend the necessary permits, consents, or authorizations needed to advance expansion of the deposit or recommissioning of the gold processing facility;

•                                          Risk relating to our target of commencing gold production in the second half of 2015, including the feasibility and economic viability of commencing gold production in 2015, our ability to develop an economically feasible operating plan, our ability to obtain sufficient external funding, and our ability to obtain the necessary permits and permit amendments.

•                                          Risks related to the Relief Canyon properties other than the Relief Canyon Mine, including our ability to advance gold exploration, discover any deposits of gold of other minerals which can be mined at a profit, maintain our unpatented mining claims and millsites, or commence mining to obtain and maintain any necessary permits, consents, or authorizations needed to continue exploration, and raise the necessary capital to finance exploration and potential expansion;

•                                          Our ability to acquire additional mineral targets;

•                                          Our ability to obtain additional external funding;

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

“Doré” means a mixture of gold and silver that is produced from the refinery furnace.

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

“Mesozoic” means the era off geological time that began 250 million years ago with the Triassic period and lasted about 185 million years until the end of the Cretaceous period.

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

Our principal offices are located in Lakewood, Colorado at 1658 Cole Boulevard, Building No. 6, Suite 210, Lakewood, Colorado 80401 and we have an exploration office at 1055 Cornell, Lovelock, Nevada 89419. Our telephone number is 720-974-7254.

Corporate Structure

We operate our business directly and also through our wholly-owned subsidiary, Gold Acquisition Corp., a Nevada corporation. Gold Acquisition Corp. owns and is conducting exploration on the Relief Canyon Mine property in northwestern Nevada and plans to recommission the related processing plant and equipment. Pershing Gold Corporation owns directly and plans to explore the Relief Canyon expansion properties adjacent to the Relief Canyon Mine property. We also have a subsidiary that holds a royalty interest and a subsidiary that was previously a borrower under a credit agreement.

Business Strategy

Our business strategy is to acquire and advance precious metals exploration properties. We seek properties with known mineralization that are in an advanced stage of exploration and have previously undergone some drilling but are under-explored, which we believe we can advance quickly to increase value.  We are currently focused on exploration of the Relief Canyon properties, recommissioning the Relief Canyon gold processing facility and, if economically feasible, commencing mining at the Relief Canyon Mine.

Relief Canyon Mine Property

We acquired the former Relief Canyon Mine property in August 2011.  The property then consisted of approximately 1,100 acres of unpatented mining claims and millsites and included three open-pit mines and a processing plant that could be used to process material from the Relief Canyon Mine or from other mining operations. We refer to this property as the Relief Canyon Mine property.  We significantly expanded our Relief Canyon property position in 2012 with the acquisition of approximately 23,000 additional acres of unpatented mining claims and leased and subleased lands around the Relief Canyon Mine and south of the Mine.  We refer to the properties acquired in 2012 as the “Relief Canyon expansion properties”, and to the Relief Canyon Mine property and Relief Canyon expansion properties collectively as the “Relief Canyon properties”.  Our Relief Canyon properties total approximately 25,000 acres and are comprised of approximately 940 owned unpatented mining claims, 120 owned millsite claims, 170 leased unpatented mining claims, and leased and subleased private lands.

We conducted an exploration drilling program on the Relief Canyon Mine property in 2011 and 2012, which expanded the Relief Canyon Mine deposit. In January 2013 we reported 32,541,000 tons of mineralized material at an average grade of 0.017 ounces of gold per ton and a cut-off grade of 0.0046 ounces of gold per ton. In the third quarter of 2013, we began a new drilling program on land adjacent to the current deposit. In 2013, we drilled a total of 42 holes for approximately 28,500 feet which consisted of 32 holes, for approximately 22,000 feet, for the purpose of extending and upgrading the current deposit and 10 holes, for approximately 6,500 feet, for the purpose of metallurgical characterization and groundwater studies.  We spent approximately $3.1 million on exploration activities at the Relief Canyon Mine property in 2013. As of March 17, 2014, we have drilled a total of 171 drill holes comprising approximately 89,500 feet at the Relief Canyon Mine property.  In 2014 we expect to continue exploration efforts to expand the Relief Canyon deposit.  Our preliminary estimate of 2014 exploration costs on the Relief Canyon Mine property is approximately $1.0 million.

The reopening of the Relief Canyon Mine is dependent on determining that the operation is economically feasible, obtaining sufficient external funding, obtaining permits and permit amendments, and further expanding the deposit above the water table through our exploration efforts. Our current target is to commence gold production in the second half of 2015 from newly mined material, gold-bearing materials stockpiled in the pits and on the dumps. Additional permitting would be needed to mine the deposit below the water table. There is no assurance that we will produce gold in 2015 or at all.

During 2014, we plan to focus primarily on development of an economically feasible mining and processing plan, securing the necessary permits and amendments to our permits to commence production and on additional exploration drilling at the Relief Canyon Mine property.  Our preliminary estimate of the costs for these activities for 2014, not including general and administrative costs, is approximately $2.4 million. If we do not obtain adequate external financing beginning in the third quarter of 2014, we would be required to curtail our planned exploration and delay or cancel the planned commencement of mining at Relief Canyon Mine.

In addition we are planning to recommission the gold processing facility and ancillary support facilities on the Relief Canyon Mine site, which are currently in a care and maintenance status. Our preliminary estimate of recommissioning costs in 2014 is approximately $400,000. We expect the cost to recommission the facility will total approximately $3.4 million, and our target is to complete recommissioning in the first half of 2015.  If we do not obtain adequate external financing beginning in the third quarter of 2014, we would be unable to complete recommissioning in 2015.

Other Exploration

We are conducting generative exploration on the Relief Canyon expansion properties. In 2012, we generated targets through surface sampling, mapping, and geophysics at three specific projects in our Relief Canyon expansion properties: Pershing Pass, Pershing Packard, and South Relief.  Based on this work, we drilled four holes in 2012 comprising approximately 3,000 feet and performed soil sampling, and geochemical and geophysical testing to identify new drill-ready targets for approximately $0.5 million. In 2013 we continued reconnaissance-level and detailed mapping, soil and rock-chip sampling, and geophysical surveys to generate targets for future exploration at an approximate cost of $0.1 million. We do not intend to focus on continuing exploration in the Relief Canyon expansion properties in 2014 as we expect to focus our expenditures on Relief Canyon Mine.

Because the Relief Canyon expansion properties are at an early stage of exploration, it would take at least several years to perform sufficient exploration drilling to determine whether these properties contain mineable reserves that could be put into production in the future. Exploration costs in future years may increase or decrease depending on results and available funding.  However, because the Relief Canyon properties have a lower priority than expenditures on the Relief Canyon Mine property, if we do not receive adequate funding, we would reduce, postpone or cancel expenditures at our Relief Canyon expansion properties before reducing, postponing or cancelling exploration activity at the Relief Canyon Mine property.

We intend to continue to acquire additional mineral targets in Nevada and elsewhere in locations where we believe we have the potential to quickly expand and advance known mineralization and the potential to discover new deposits. We will require external funding to pursue our exploration programs. There is no assurance we will be able to raise capital on acceptable terms or at all.

If, through our exploration program, we discover an area that may be able to be profitably mined for gold, we would focus most of our activities on determining whether that is feasible, including further delineation of the location, size and economic feasibility of a potential orebody. If our efforts are successful, we anticipate that we would seek additional capital through debt or equity financing to fund further development, or that we would sell or lease the rights to mine to a third party or enter into joint venture, royalty financing, or other arrangements. There is no assurance that we could obtain additional capital or a willing third party.

Listing on a National Exchange

We intend to list our common stock on a U.S. national securities exchange such as the NYSE MKT or The NASDAQ Stock Market, and to do so, we must fulfill certain listing requirements including a minimum stock price for our common stock.  At our Annual and Special Meeting of the Stockholders held on December 16, 2013, we received stockholder approval to effect a reverse stock split of the outstanding shares of our common stock at an exchange ratio of not less than 1-for-2 and no more than 1-for-25.  We expect that a reverse stock split would initially result in an increase in the price per share of our common stock and substantially reduce the risk that a U.S. national securities exchange would decline to list our common stock on the basis of failure to meet the exchange’s minimum stock price. No assurances can be given that, even if we satisfy this listing requirement, our listing on a U.S. national securities exchange will be approved, or that, if our common stock is listed on a U.S. national securities exchange, we will be able to satisfy the maintenance requirements for continued listing.  In addition to the reverse stock split, our stockholders approved our proposal to reduce the number of our shares of authorized common stock to a lower number between 100,000,000 and 250,000,000 shares in connection with the reverse stock split.

Relief Canyon Properties

General

The Relief Canyon properties are presently our exclusive area of focus. The Relief Canyon properties contain approximately 25,000 acres and are comprised of approximately 940 owned unpatented mining claims, 120 owned millsite claims, 170 leased unpatented mining claims, and leased and subleased private lands.

The map below shows the location of the Relief Canyon properties, which include the Relief Canyon Mine property owned by Gold Acquisition Corp., our wholly owned subsidiary, and the Relief Canyon expansion properties held directly by Pershing Gold Corporation.

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

Maintenance of Unpatented Claims at Relief Canyon. In order to maintain ownership of the unpatented mining claims and millsites at the Relief Canyon properties, we are required to make annual claim maintenance payments of $140 per claim or millsite to the U.S. Bureau of Land Management (“BLM”), and to record a notice of intent to hold in the county records, along with county recording fees of $10.50 per claim.  Our total property maintenance costs for all of the unpatented mining claims and millsites for the Relief Canyon properties in 2013 was approximately $175,000, and we expect our costs to be approximately $185,000 in 2014. The BLM is required by statute to adjust the claim maintenance fees for inflation every five years, or more frequently if the Secretary of Interior determines an adjustment to be reasonable. These fees were last adjusted in 2009, so we expect they will be adjusted again in 2014.

Environmental Permitting Requirements. On unpatented claims with federally-owned surface, a “Notice of Intent” must be filed with the BLM for all activities involving the disturbance of five acres (two hectares) or less of the surface. A

Notice of Intent includes information regarding the company submitting the notice, maps of the proposed disturbance, equipment to be utilized, the general schedule of operations, a calculation of the total disturbance anticipated, and a detailed reclamation plan and budget. A bond in US currency is required to ensure reclamation, and the amount is determined based on the estimated third-party costs to reclaim and re-vegetate the disturbed acreage. BLM approval of the Notice is not required, but the bond calculation is required to be approved in writing by the BLM before work can proceed. It is not necessary to file a Notice of Intent prior to work on private land.

Measurement of land disturbance is cumulative, and once five acres total has been disturbed and remains unreclaimed in one project area, a “Plan of Operations” must be filed and approved by the BLM before additional work can take place. The Plan of Operations also requires a cash bond and a reclamation plan.

We spent less than approximately $100,000 on 2013 exploration permitting and reclamation bonding, and we expect to spend less than approximately $100,000 in 2014.

We have an approved Plan of Operations from the BLM and a reclamation permit from the Nevada Division of Environmental Protection/Bureau of Mining Regulation and Reclamation (“NDEP”) that authorizes exploration drilling at the Relief Canyon Mine property. Future exploration activities may require amendments to these permits. Additionally, a new NDEP reclamation permit may be required for future exploration activities on the private lands within the Newmont Leased properties, as defined below in “—Other Exploration—Newmont Leased Property”. We also anticipate that one or more Notices of Intent will be required from BLM for exploration drilling in the future on our unpatented mining claims in the Pershing Pass area of the Relief Canyon expansion properties, located to the south of the Relief Canyon Mine property.

In the fourth quarter of 2013, we increased our reclamation bond with BLM and the NDEP from approximately $4.7 million to $5.0 million. We replaced the bond deposit by issuing a surface management surety bond in the amount of approximately $5.0 million through a third-party insurance underwriter. In order to issue the surface management surety bond we were required to place 45% of the $5.0 million bond, or approximately $2,250,000 in a collateral account.

Approximately $4.7 of our reclamation bond with BLM and the NDEP covers both exploration and mining at the Relief Canyon Mine property, including the three open-pit mines and associated waste rock disposal areas, the mineral processing facilities, ancillary facilities, and the exploration roads and drill pads. The remaining $300,000 of financial assurance can be used to satisfy, or partially satisfy, future bonding requirements for exploration or mining. Our preliminary estimate of the likely amount of additional financial assurance for future exploration is approximately $75,000, although we expect periodic increases due to effects of inflation. Our preliminary estimate of the likely amount of additional financial assurance to recommence mining operations is approximately $600,000, which may increase as our mining plans are finalized and reviewed by the applicable agencies. Consequently, we expect to be required to provide additional financial assurance beyond the current $5.0 million bond.

Resumption of mining at Relief Canyon Mine may also require amendments to the BLM Plan of Operations and the NDEP reclamation permit. We anticipate that the existing permits can be amended to authorize mining above the water table; however, securing the necessary permits may take longer or cost more than anticipated. We expect BLM may require an Environmental Assessment prior to approving mining above the water table. We estimate the annual cost of holding these permits to total approximately $35,000 and the cost to amend these permits to authorize future mining above the water table to total approximately $720,000, which may increase as our mining plans are finalized. The Relief Canyon heap leach processing facility is fully permitted.  We also plan to amend the permits to add a gold recovery circuit and refinery.  We expect to incur most of the mine permitting costs in 2014. Additionally, we will be required to provide BLM and NDEP with a larger reclamation bond prior to resuming mining. Additional permitting would be required in the future to mine below the water table. BLM may require an Environmental Impact Statement to evaluate the impacts associated with mining below the water table.

Relief Canyon Mine Property

Through our wholly-owned subsidiary, Gold Acquisition Corp., we own 164 unpatented lode mining claims and 120 unpatented millsite claims at the Relief Canyon Mine property. The property includes the Relief Canyon Mine and gold processing facility, currently in a care and maintenance status. The Relief Canyon Mine includes three open pit mines, heap leach pads comprised of six cells, two solution ponds and a cement block constructed adsorption desorption-recovery (ADR) solution processing circuit. The ADR type process plant consists of four carbon columns, acid wash system, stripping vessel, and electrolytic cells. The process facility was completed in 2008 and Firstgold Corp produced gold until 2009. The facilities are generally in good condition.

When it was in production in the late 1980s and early 1990s, previous operators of the Relief Canyon Mine used conventional heap leach processing methods in which ore removed from the open-pit mines was crushed, stacked on heap leach pads and sprinkled with a dilute sodium cyanide solution to dissolve gold and silver from the ore.  The “pregnant” gold and silver bearing solution was piped to the gold recovery plant and processed using a conventional adsorption desorption recovery (“ADR”) gold and silver recovery system.  In the ADR system, the pregnant solution flowed through a series of carbon columns where the gold and silver were adsorbed onto activated carbon.  The next step in the process involved stripping the gold from the gold-bearing carbon in electrowinning cells and then recovering the gold in an on-site refinery.  The resulting gold and silver doré was then sent to a third party facility for further processing into saleable gold and silver products.  Following removal of the gold and silver, the cyanide solution was recycled to the heap leach pads in a closed-loop system.

The Company plans to add mercury pollution control equipment to the refinery to allow for onsite stripping of the gold-bearing carbon, which would require additional environmental permits and additional capital. If the Company elects not to add the mercury pollution control equipment or if there are permitting problems or delays, the Company could ship gold-laden carbon from the carbon columns or gold-bearing steel wool from the electrowinning cells to a third party refinery for further processing.

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

Gold was first discovered on the property by the Duval Corp. in 1979. Subsequent exploration was performed by various companies including Lacana Mining, Santa Fe Gold Corp., and Pegasus Gold Inc. Firstgold Corp. acquired the property in 1995, explored periodically from 1995 until 2009, and produced a small amount of gold in 2009.  Firstgold Corp. filed for bankruptcy protection in January 2010, and in August 2011, pursuant to an order of the bankruptcy court, the Company (through our wholly owned subsidiary, Gold Acquisition Corp.) purchased 100% of the Relief Canyon Mine property and related assets.

Most of the Relief Canyon Mine property is subject to a production royalty equal to 2% of net smelter returns payable to Battle Mountain Gold Exploration LLC (now owned by Royal Gold).  We expanded the original property position by staking 113 new unpatented mining claims in 2012 on the eastern side of the property that are not subject to this royalty.  In 2013, we acquired 19 unpatented mining claims (approximately 400 acres) in the Pershing Pass Property.

Since acquisition of the Relief Canyon mine property, our exploration efforts have been focused primarily on expanding the known Relief Canyon Mine deposit. The following table sets forth the Company’s internal estimate of mineralized material at the Relief Canyon deposit at a cut-off grade of 0.0046 ounces of gold per ton:

Tons	Average gold grade
(000’s)	(ounces per ton)
32,541,000	0.017

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

Other Exploration

In 2012, we expanded our property position around the Relief Canyon Mine property significantly, acquiring approximately 23,000 acres of additional properties, primarily to the northwest and south of the Relief Canyon Mine property.  The acquired property includes approximately 9,700 acres of unpatented mining claims purchased from Silver Scott Mines, Inc., and rights to approximately 13,300 acres of unpatented mining claims and private lands acquired from Victoria Gold Corporation. We refer to approximately 12,000 acres of the property located south of the Relief Canyon Mine property that we acquired from Silver Scott Mines, Inc. and Victoria Gold Corporation as the Pershing Pass property, further described below.

Newmont Leased Property

Approximately 8,900 acres of the lands that we acquired from Victoria Gold Corporation are a leasehold interest in a property package comprised of unpatented mining claims and private lands subject to a 2006 Mineral Lease and Sublease with Newmont USA Ltd., which we refer to as the Newmont Leased property. The western and southern edges of the south pit of Relief Canyon Mine are on a section of the private land within the Newmont Leased property. Sporadic exploration has previously occurred on the Newmont Leased property and there are a few old workings on portions of the properties.

The Newmont Leased property consists of 155 unpatented lode mining claims owned by Newmont comprising approximately 2,800 acres, approximately 4,900 acres of privately-owned fee minerals leased by Newmont from the owners, and 62 unpatented mining claims that were owned by Victoria but fall within the Newmont Leased property and area of interest, and thus are subject to the terms of the 2006 Minerals Lease and Sublease with Newmont. The private lands have been leased by Newmont pursuant to three separate agreements (collectively, the “Underlying Mineral Leases”): (i) a Minerals Lease dated August 17, 1987 (the “1987 Minerals Lease”), between Southern Pacific Land Company and SFP Minerals Corporation (predecessor-in-interest to Newmont); (ii) a Mining Lease dated June 1, 1994 (the “1994 Mining Lease”), between The Atchison, Topeka and Santa Fe Railway Company and Santa Fe Pacific Gold Corporation (predecessor-in-interest to Newmont); and (iii) a Mining Lease dated March 23, 1999 (the “1999 Mining Lease”), between Nevada Land & Resource Company, LLC (successor-in-interest to the lessors) and Santa Fe Pacific Gold corporation (predecessor-in-interest to Newmont).

Newmont is the lessee and New Nevada Resources LLC (“NNR”), successor-in-interest to Nevada Land & Resource Company, LLC, is the lessor under the 1987 Minerals Lease and the 1994 and 1999 Mining Leases. The initial, or primary, terms of the Underlying Mineral Leases expire in 2012, 2014 and 2019, respectively. The 1987 Minerals Lease can be maintained beyond the end of its primary term so long as the lessee or sublessee is conducting exploration, development, mining or related activities on the property covered thereby, and the Company is performing this work. The 1994 and 1999 Mining Leases can be maintained beyond the end of their primary terms so long as the lessee or sublessee is conducting mining, development or processing operations on the properties covered thereby on a “continuous basis” (defined in the 1994 and 1999 Mining Leases to mean without a delay of more than 365 consecutive days, subject to suspension for force majeure or economic causes).

In order to maintain the 2006 Minerals Lease and Sublease with Newmont, we were required to spend approximately $0.8 million in direct drilling expenses on lands within the Newmont Leased properties by June 15, 2012, and we are required to spend $1.0 million in exploration expenses in 2013. We have satisfied both the 2012 and 2013 direct drilling work commitments. Starting in 2014, we will be required to spend $0.5 million on exploration expenditures per year or pay Newmont rental payments of $10 per acre per year. The rental payments will escalate by 5% per year. We have also satisfied the 2014, 2015, and 2016 work commitments. Under the current terms of the 2006 Minerals Lease and Sublease and commencing in 2014, the annual rent, if we elect not to or fail to incur at least $0.5 million in exploration expenditures per year, would be approximately $0.1 million. Because we have satisfied the work commitments for 2014, 2015, and 2016, we will not incur annual rental payments in 2014, 2015, or 2016. We would be required to expend $500,000 in additional direct drilling expenditures in 2017 in order to avoid the annual rental payment requirement.  We are also required to reimburse Newmont for advance royalty payments made by Newmont to the lessor each year under the underlying leases. For 2013, that reimbursement amount was approximately $2,500.  For 2014, the reimbursement amount is approximately $2,500.

Under the 2006 Minerals Lease and Sublease, if we decide to commence mine construction activities in anticipation of mining on any portion of the properties covered thereby, we are required to notify Newmont and provide Newmont with a copy of a positive feasibility study covering the property on which we intend to commence production, as well as additional information. Newmont has the right at any time until we deliver a positive feasibility study on the Newmont Leased property that is subject to the Newmont area of interest and for a period of 90 days thereafter either (i) to elect to enter into a joint venture agreement with us covering all of the Newmont Leased properties and governing the development of the Newmont Leased properties going forward, which we refer to as the “Venture Option”, in which case Newmont is required to reimburse us for 250% of the expenditures incurred since March 29, 2006, and with respect to which Newmont would have a 51% participating interest and we would have a 49% participating interest, or (ii) if Newmont does not elect the Venture Option, to convey the Newmont Leased properties to us, reserving the 3% to 5% sliding scale net smelter returns royalty discussed in the following paragraph, and to receive a $1.5 million production bonus on the commencement of commercial production. The Relief Canyon Mine properties held by Gold Acquisition Corp. and 221 of the 283 unpatented mining claims acquired from Victoria Gold are not subject to the 2006 Minerals Lease and Sublease, including the Newmont area of interest.

The properties leased and subleased pursuant to the 2006 Minerals Lease and Sublease are burdened by a 3% to 5% net smelter royalty tied to the gold price in the event Newmont elects not to pursue the Venture Option and quitclaims the claims and leased lands to us. The 5% net smelter royalty would apply if the monthly average gold price is equal to or greater than $400 per ounce. In addition, we must pay a 2.5% net smelter returns royalty to the lessor, NNR, on approximately 800 acres of the Newmont Leased properties under the 1994 Mining Lease and a 3.5% net smelter returns royalty to the lessor, NNR, on approximately 495 acres of the Newmont Leased properties under the 1999 Mining Lease; these royalties would offset the Newmont royalty down to 2%.

Pershing Pass Property

The Pershing Pass property consists of over 700 unpatented mining claims covering approximately 12,000 acres and a mining lease covering approximately 600 acres.  The Pershing Pass property includes approximately 490 unpatented lode mining claims covering approximately 9,700 acres that we acquired from Silver Scott Mines in March 2012 and approximately 283 unpatented lode mining claims covering about 5,660 acres owned directly by a Victoria Gold Corporation. subsidiary prior to our purchase. Victoria has reserved a 2% net smelter return production royalty on the 221 claims that are located outside the area of interest related to the Newmont Leased property, discussed above.  The Pershing Pass property also includes 17 unpatented mining claims acquired from a third party in April 2012 subject to a 2% net smelter return royalty, 17 unpatented mining claims that we located in mid 2012, and approximately 635 acres of private lands that we leased in January 2013.  The primary term of the lease is ten years, which may be extended as long as mineral development work continues on the property. Production from the private lands covered by the lease is subject to a 2% net smelter return royalty on all metals produced other than gold, and to a royalty on gold indexed to the gold price, ranging from 2% at gold prices of less than $500 per ounce to 3.5% at gold prices over $1,500 per ounce. Prior to one year after commencement of commercial production, we can repurchase up to 3% of the royalty on gold production at the rate of $600,000 for each 1%.

In September 2013, we entered into a lease agreement and purchase option for 19 unpatented mining claims (approximately 400 acres) in the Pershing Pass Property.  The lease grants us exclusive rights to conduct mineral exploration, development and mining and an exclusive option to purchase the claims. The primary term of the lease is ten years, which may be extended as long as mineral exploration, development, or mining work continues on the property. Production from the lease is subject to a 1% net smelter return royalty on precious metals and a one-half percent net smelter royalty on all other metals produced from the lease. Prior to production, and starting in September 2016, the Company is required to pay a $10,000 per year advance minimum royalty payment to Wolf Pack Gold. The advance minimum royalty remains at $10,000 per year until September 2023 when the advance royalty payment increases to $12,500 per year.  The advance royalty payment increases to $15,000 per year in September 2028 and then $20,000 per year in September 2033.  The advance minimum royalty payments are due on or before the anniversary dates of the lease agreement.  If the Company decides to exercise the purchase option, which is exercisable at any time, it can acquire the 19 unpatented mining claims for $250,000.

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

Our competitive position depends upon our ability to acquire and explore new and existing gold properties.  However, there is significant competition for properties suitable for gold exploration. Failure to achieve and maintain a competitive position could adversely impact our ability to obtain the financing necessary for us to acquire gold properties.  As a result, we may be unable to continue to acquire interests in attractive properties on terms that we consider acceptable. We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as explosives, and certain equipment such as drill rigs, bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to secure them.

Market for Gold

In the event that gold is produced from our property, we believe that wholesale purchasers for the gold would be readily available. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. Among the largest are Handy & Harman, Engelhard Industries and Johnson Matthey, Ltd. Historically, these markets are liquid and volatile.  In 2013, the London Fix AM high and low gold fixes were $1,692.50 and $1,192.75 per troy ounce, respectively.  Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including but not limited to:

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

If we proceed with the re-opening of the Relief Canyon Mine or otherwise find gold that is deemed of economic grade and in sufficient quantities to justify removal, we plan to seek additional capital through equity or debt financing to build a mine and processing facility, or enter into joint venture or other arrangements with large and more experienced companies better able to fund ongoing exploration and development work. Gold ore is typically mined and leached to produce pregnant solutions, which are processed through a series of steps to recover gold and produce dore. Gold dore is then sold to refiners and smelters for the value of the minerals that it contains, less the cost of further concentrating, refining and smelting. Refiners and smelters then sell the gold on the open market through brokers who work for wholesalers including the major wholesalers listed above.

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

The properties on which we have the right to explore for gold and other minerals are not known to have any deposits of gold or other minerals that can be mined at a profit. Whether a gold or other mineral deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the gold or other minerals which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. We are also obligated to pay production royalties on certain of our mineral production, as described above under “Business and Properties,” which would increase our costs of production and could make our ability to operate profitably more difficult.

We are an exploration stage company and have only recently commenced exploration activities on our claims. We reported a net loss for the year ended December 31, 2013, and expect to incur operating losses for the foreseeable future.

Our evaluation of our Relief Canyon Mine property is primarily based on historical production data and on new exploration data that we have developed since 2011, supplemented by historical exploration data. Our plans for recommencing mining and processing activities at the Relief Canyon Mine property are in their early stages and preliminary, as are our exploration programs on the Relief Canyon expansion properties. Accordingly, we are not yet in a position to estimate expected amounts of minerals, yields or values or evaluate the likelihood that our business will be successful. We have not earned any revenues from mining operations. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties and commencement of mining activities that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, costs and expenses that may exceed current estimates and the requirement for external funding to continue our business. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We reported a net loss of approximately $14.1 million for the year ended December 31, 2013 and a net loss of approximately $74.8 million for the period from September 11, 2011 (inception) to December 31, 2013. We expect to incur significant losses into the foreseeable future and our monthly “burn rate” for general and administrative costs (including all employee salaries, public company expenses, consultants, and land holdings costs) is approximately $575,000. Our monthly burn rate for all costs during 2013 was approximately $800,000 (including $535,000 for general and administrative costs and $265,000 for exploration activities).  We expect, based on our current preliminary budget, our monthly burn rate for all costs in 2014 to be approximately $800,000 (including approximately $575,000 for general and administrative costs and $225,000 for exploration, permitting, and plant recommissioning), which may increase as our plans develop. We expect to require additional external funding to fund operations and exploration by the third quarter of 2014.  If we are unable to raise external funding, and eventually generate significant revenues from our claims and properties, we will not be able to earn profits or continue operations. We have no production history upon which to base any assumption as to the likelihood that we will prove successful, and it is uncertain that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Exploring for gold and other minerals is inherently speculative, involves substantial expenditures, and is frequently non-productive.

Mineral exploration (currently our only business), and gold exploration in particular, is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other minerals that can be mined or extracted at a profit. Even if we do discover gold or other deposits, the deposit may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from actually mining and processing it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological conditions, fires, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

The mining industry is capital intensive and we may be unable to raise necessary funding.

We have spent approximately $9.6 million to operate and explore during the year ended December 31, 2013. Our estimated total cost for 2014 for exploration, permitting, landholding, facilities recommissioning and for general and administrative costs is approximately $9.7 million.  We expect to require additional financing to fund operations and exploration by the third quarter of 2014. We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and would have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the market price of our common stock, resulting in possible further dilution to the book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

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

Projected recommissioning and financing costs for the processing facility may also increase to a level that would make these facilities too expensive to recommission or unprofitable to operate. Currently we expect the total cost to recommission the facility will be approximately $3.4 million. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices or materials, permitting delays, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, any of which could delay or prevent us from commencing operations. Any of these factors could have a material adverse effect on our business, consolidated financial conditions or results of operations.

We are a junior exploration company with no mining activities and we may never have any mining activities in the future.

Our primary business is exploring for gold and, to a lesser extent, other minerals. If we discover commercially exploitable gold or other deposits, we will not be able to make any money from mining activities unless the gold or other deposits are actually mined, or we sell our interest. Accordingly, we will need to seek additional capital through debt or equity financing, find some other entity to mine our properties or operate our facilities on our behalf, enter into joint venture or other arrangements with a third party, or sell or lease the property or rights to mine to third parties. Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. Such projects could experience unexpected problems and delays during development, construction and mine start up. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. If and when we assume operational responsibility for mining on our properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to any potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. It is possible that we will choose to not be insured against this risk because of high insurance costs or other reasons.

We have a short operating history, have only lost money and may never achieve any meaningful revenue.

We acquired all of our property interests since August 2011. Our operating history consists of our exploration activities. We have no income-producing activities from mining or exploration. We have already lost money because of the expenses we have incurred in acquiring the rights to explore on our property and conducting our exploration activities. Exploring for gold and other minerals or resources is an inherently speculative activity and there is no assurance we will be able to develop an economically feasible operating plan for Relief Canyon Mine. There is a strong possibility that we will not find any other commercially exploitable gold or other deposits on our property. Because we are an exploration company, we may never achieve any meaningful revenue.

We must make annual lease payments, advance royalty and royalty payments and claim maintenance payments or we will lose our rights to our property.

We are required under the terms of the leases covering some of our property interests to make annual lease payments starting in 2014 and advance royalty and royalty payments each year. We are also required to make annual claim maintenance payments to the U.S. Bureau of Land Management (“BLM”) and pay a fee to Pershing County in order to maintain our rights to explore and, if warranted, to develop our unpatented mining claims. If we fail to meet these obligations, we will lose the right to explore for gold and other minerals on our property. Our total annual property maintenance costs payable to the BLM for all of the unpatented mining claims and millsites in the Relief Canyon area in 2013 were approximately $175,000, and we expect our annual maintenance costs to be approximately $185,000 in 2014. Our lease payments, advance royalty and royalty payments and claim maintenance payments are described above under “Business and Properties”.

Our business is subject to extensive environmental regulations that may make exploring, mining or related activities prohibitively expensive, and which may change at any time.

All of our operations are subject to extensive environmental regulations that can substantially delay exploration and make exploration expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties, including our plan to process gold at our processing facility. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration or other activities, and adversely affect our financial position. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine our properties and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities) and such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration and, if warranted, development activities may be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws. We have been required to post a substantial bond under various laws relating to mining and the environment and may in the future be required to post a larger bond to pursue additional activities. For example, we must provide BLM and the Nevada Division of Environmental Protection Bureau of Mining Regulation and Reclamation (“NDEP”) additional financial assurance (reclamation bonds) to guarantee reclamation of any new surface disturbance required for drill roads, drill sites, or mine expansion. We have provided BLM and NDEP a reclamation bond in the amount of approximately $5.0 million.  Approximately $4.7 of our reclamation bond covers both exploration and mining at the Relief Canyon Mine property, including the three open-pit mines and associated waste rock disposal areas, the mineral processing facilities, ancillary facilities, and the exploration roads and drill pads. The remaining $300,000 of financial assurance can be used to satisfy, or partially satisfy, future bonding requirements for exploration or mining. Our preliminary estimate of the likely amount of additional financial assurance for future exploration is approximately $75,000, although we expect periodic increases due to effects of inflation. Our preliminary estimate of the likely amount of additional financial assurance to recommence mining operations is $600,000, which may increase as our mining plans are finalized and reviewed by the applicable agencies. Consequently, we will be required to provide additional financial assurance beyond the current $5.0 million bond.

The government licenses and permits which we need to explore on our property may take too long to acquire or cost too much to enable us to proceed with exploration. In the event that we conclude that the Relief Canyon Mine deposit can be profitably mined, or discover other commercially exploitable deposits, we may face substantial delays and costs associated with securing the additional government licenses and permits that could preclude our ability to develop the mine. For example, we seek to amend the permits for our existing gold processing facility, which may be delayed.

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mining claims requires a permit to be obtained from the United States Bureau of Land Management, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian graves, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence.

In addition, we plan to seek amendments to our permits for our Relief Canyon gold processing facility to add a gold recovery (stripping) system to the facility. If we conclude that the Relief Canyon deposit can be profitably mined, we would seek amendments to the BLM Plan of Operations and the NDEP Reclamation permit to increase the size of the Relief Canyon open pit-mines and waste rock storage areas. If the minable material exceeds 21 million tons, the current capacity of the leach pad, we would also need to seek an amendment of the processing facility to expand the capacity of the leach pad and ponds to accommodate additional material. If there are delays in obtaining the permit to add the gold recovery system, we would sell gold-loaded carbon to another facility that would recover/strip the gold. We estimate the annual cost of holding these permits will be approximately $35,000, and the cost to amend these permits to authorize future mining will be approximately $720,000, which is based on preliminary estimates and may increase as our mining plans are finalized. As with all permitting processes, there is substantial uncertainty about when and if the permits will be issued. There is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted, could be challenged by third parties that could result in protracted litigation that could cause substantial delays, or may be granted in an unacceptable timeframe or cost too much. Additionally, proposed mineral exploration and mining projects can become controversial and be opposed by nearby landowners and communities, which can substantially delay and interfere with the permitting process. Delays in or inability to obtain necessary permits would result in unanticipated costs, which may result in serious adverse effects upon our business.

The value of our property and any other deposits we may seek or locate is subject to volatility in the price of gold.

Our ability to obtain additional and continuing funding, and our profitability if and when we commence mining or sell our rights to mine, will be significantly affected by changes in the market price of gold and other mineral deposits. Gold and other minerals prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. The price of gold may be influenced by:

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

The price of gold and other minerals have fluctuated widely in recent years, and a decline in the price of gold or other minerals could cause a significant decrease in the value of our property, limit our ability to raise money, and render continued exploration and development of our property impracticable. If that happens, then we could lose our rights to our property or be compelled to sell some or all of these rights. Additionally, the future development of our mining properties beyond the exploration stage is heavily dependent upon gold prices remaining sufficiently high to make the development of our property economically viable.

Our property title may be challenged. We are not insured against any challenges, impairments or defects to our mining claims or title to our other properties.

Our property is comprised primarily of unpatented lode mining claims and millsites located and maintained in accordance with the federal General Mining Law of 1872. Unpatented lode mining claims and millsites are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims and millsites is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations with which the owner of an unpatented mining claim or millsite must comply in order to locate and maintain a valid claim. Moreover, if we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries on lands that we do not control. In such a case we would not have the right to extract those minerals. We do not have title reports or opinions covering all of our Relief Canyon properties. The uncertainty resulting from not having title opinions for all of our Relief Canyon properties or having detailed claim surveys on all of our properties leaves us exposed to potential title defects. Defending challenges to our property title would be costly, and may divert funds that could otherwise be used for exploration activities and other purposes.

In addition, unpatented lode mining claims and millsites are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting any discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our property. We are not insured against challenges, impairments or defects to our property title.

Possible amendments to the General Mining Law could make it more difficult or impossible for us to execute our business plan.

In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation, if it includes concepts that have been part of previous legislative proposals, could, among other things, (i) adopt the limitation on the number of millsites that a claimant may use, discussed below, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims and millsites, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, and (vi) impose royalties on gold and other mineral production from unpatented mining claims or impose fees on production from patented mining claims. Further, it could have an adverse impact on earnings from our operations, could reduce estimates of any reserves we may establish and could curtail our future exploration and development activity on our unpatented claims.

Our ability to conduct exploration, development, mining and related activities may also be impacted by administrative actions taken by federal agencies. With respect to unpatented millsites, for example, the ability to use millsites and their validity has been subject to greater uncertainty since 1997. In November of 1997, the Secretary of the Interior (appointed by President Clinton) approved a Solicitor’s Opinion that concluded that the General Mining Law imposed a limitation that only a single five-acre millsite may be claimed or used in connection with each associated and valid unpatented or patented lode mining claim. Subsequently, however, on November 7, 2003, the new Secretary of the Interior (appointed by President Bush) approved an Opinion by the Deputy Solicitor which concluded that the mining laws do not impose a limitation that only a single five-acre millsite may be claimed in connection with each associated unpatented or patented lode mining claim. Current federal regulations do not include the millsite limitation. There can be no assurance, however, that the Department of the Interior will not seek to re-impose the millsite limitation at some point in the future.

In addition, a consortium of environmental groups has filed a lawsuit in the United District Court for the District of Columbia against the Department of the Interior, the Department of Agriculture, the BLM, and the USFS, asking the court to order the BLM and USFS to adopt the five-acre millsite limitation. That lawsuit also asks the court to order the BLM and the USFS to require mining claimants to pay fair market value for their use of the surface of federal lands where those claimants have not demonstrated the validity of their unpatented mining claims and millsites. If the plaintiffs in that lawsuit were to prevail, that could have an adverse impact on our ability to use our unpatented millsites for facilities ancillary to our exploration, development and mining activities, and could significantly increase the cost of using federal lands at our properties for such ancillary facilities.

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

Our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines. Accordingly, although our new Corporate Vice President has significant experience and expertise in environmental permitting and regulatory matters for developing and operating mines, our management may not be fully aware of many of the other specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to some of our management’s lack of experience in the mining industry.

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

Risks Relating to Our Organization and Common Stock

We have relied on a certain stockholders to provide significant investment capital to fund our operations.

We have in the past relied on cash infusions primarily from Frost Gamma Investments Trust (“Frost Gamma”) and the Company’s director, Barry Honig. During the year ended December 31, 2012, Frost Gamma provided approximately $4.6 million to fund operations in consideration for the issuance of certain of our securities.  In the year ended December 31, 2013, Mr. Honig provided approximately $5.6 million to us to fund operations in consideration for the issuance of the Series E Preferred Stock.  Curtailment of cash investments by Frost Gamma or Barry Honig could detrimentally impact our cash availability and our ability to fund our operations.

Our principal shareholder, officers and directors own a substantial interest in our voting stock and investors may have limited voice in our management.

Our principal shareholders Frost Gamma Investments Trust and Barry Honig, as well as our officers and directors, in the aggregate beneficially own in excess of approximately 48.4% of our outstanding common stock, including shares of common stock issuable upon exercise or conversion within 60 days of the date of this filing. Currently, Frost Gamma Investment Trust beneficially owns 53,331,350 shares, or approximately 19.1% of our common stock and Barry Honig, who is also our director, beneficially owns 78,003,494 shares, or approximately 24.2% of our common stock.  Our officers and directors, including Barry Honig, beneficially own 110,290,713 shares, or approximately 32.6% of our common stock. Additionally, the holdings of our officers and directors may increase in the future upon vesting or other maturation of exercise rights under any of the convertible securities they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.

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

The costs of preparing and filing annual and quarterly reports and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately held. These costs for the years ended December 31, 2012 and December 31, 2013 were approximately $800,000 and $900,000, respectively, and we expect the costs for 2014 to be approximately $900,000.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. At December 31, 2012, management reported significant deficiencies related to (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions.  Although as of December 31, 2013, management has concluded that our internal control over financial reporting is effective, there can be no assurance that our internal control over financial reporting will remain effective.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, our compliance costs have increased in 2013 and we expect these rules and regulations to further increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

We anticipate that our common stock will continue to be quoted for trading on the OTC Bulletin Board or the OTCQB; however, we cannot be sure that such quotations will continue. As soon as is practicable, we intend to list our common stock on the NYSE MKT or other national securities exchange, if we can satisfy the initial listing standards. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy the listing standards or that our common stock will be accepted for listing on any exchange. Should we fail to satisfy the initial listing standards, or our common stock is otherwise rejected for listing or is suspended from the OTC Bulletin Board or OTCQB, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

If our stockholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” in anticipation of which the market price of our common stock could decline. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Conversion of preferred stock and exercise of options or warrants may result in substantial dilution to existing shareholders.

If the price per share of our common stock at the time of exercise of any options or warrants is in excess of the various exercise prices of the options or warrants, exercise or conversion would have a dilutive effect on our common stock. As of March 18, 2014, we have reserved shares issuable upon exercise of (i) conversion of our Series E Preferred Stock to 29,136,000 shares of our common stock, (ii) options to purchase 32,900,000 shares of our common stock, and (iii) warrants to purchase 26,244,621 shares of our common stock.  Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 3:  LEGAL PROCEEDINGS

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on August 20, 2009 and was quoted on the OTC Bulletin Board under the symbol EXCX.OB from June 23, 2009 through May 31, 2011. Prior to August 20, 2009, there was no active market for our common stock. Our common stock traded under the symbol SAGE.OB from June 1, 2011 until March 26, 2012. On March 26, 2012, our symbol was changed to PGLC.OB. The following table sets forth the high and low bid prices for the periods indicated as reported on the OTC Markets’ OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Year Ended December 31, 2012	High	Low
1st Quarter Ended March 31, 2012	$0.97	$0.36
2nd Quarter Ended June 30, 2012	$0.62	$0.25
3rd Quarter Ended September 30, 2012	$0.46	$0.30
4th Quarter Ended December 31, 2012	$0.44	$0.31

Year Ended December 31, 2013	High	Low
1st Quarter Ended March 31, 2013	$0.60	$0.39
2nd Quarter Ended June 30, 2013	$0.46	$0.34
3rd Quarter Ended September 30, 2013	$0.40	$0.34
4th Quarter Ended December 31, 2013	$0.37	$0.34

Year Ended December 31, 2014	High	Low
1st Quarter Ended March 31, 2014 (through March 21, 2014)	$0.43	$0.34

The last reported sales price of our common stock on the OTC Market’s OTCQB on March 21, 2014, was $0.40 per share.

Holders

As of March 21, 2014, there were 515 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our Board of Directors and stockholders have adopted three equity incentive plans:  (i) the 2010 Equity Incentive Plan, adopted September 29, 2010, pursuant to which 2,800,000 shares of our common stock were reserved for issuance as awards, and as of March 21, 2014, 650,000 shares remain available for issuance; (ii) the 2012 Equity Incentive Plan, adopted February 9, 2012, pursuant to which 40,000,000 shares of our common stock were reserved for issuance as awards, and as of March 21, 2014, 500,000 shares remain available for issuance; and (iii) the 2013 Equity Incentive Plan, adopted February 12, 2013, pursuant to which 40,000,000 shares of our common stock were reserved for issuance as awards, and as of March 21, 2014, 30,425,000 shares remain available for issuance.

The purpose of the 2010 and 2012 Equity Incentive Plans is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success.  The purpose of the 2013 Equity

Incentive Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons.

The Equity Incentive Plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to our employees, officers, directors and consultants. The Equity Incentive Plans are administered by either our board of directors or a committee appointed by the board of directors.

We have also issued options to purchase an aggregate of 5,566,240 shares of common stock to nine of our officers, directors, and consultants under individual equity incentive plans.  We also issued 6,383,710 shares of restricted stock to three of our officers and directors under individual equity incentive plans. The individual plans were not approved by stockholders.  The terms of each individual equity incentive plan are identical to the terms of option or restricted stock grants made under the Company’s 2012 Equity Incentive Plan, which are described in Note 11 to the Company’s Audited Consolidated Financial Statements included in this annual report on Form 10-K.  There are no shares remaining available for issuance under any of the individual equity incentive plans.

Equity Compensation Plan Information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	26,833,710	$0.41	31,575,000	(1)
Equity compensation plans not approved by security holders	5,566,290	$0.34	—
Total	32,400,000	$0.40	31,575,000	(1)

(1) Represents 650,000 shares of common stock remaining available for issuance under the 2010 Plan, 500,000 shares of common stock remaining available for issuance under the 2012 Plan, and 30,425,000 shares of common stock remaining available for issuance under the 2013 Plan.

Recent Sales of Unregistered Securities

On November 1, 2013, the Company issued 125,000 shares of restricted common stock pursuant to the 2013 Equity Incentive Plan to one of our employees. Such shares of restricted common stock vest in three equal annual installments beginning one year from the date of issuance. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On December 16, 2013, the Company issued an aggregate of 2,500,000 shares of restricted common stock pursuant to the 2013 Equity Incentive Plan to certain of our employees and consultants.  One third of such shares of restricted common stock vested immediately upon issuance, and the remaining shares of restricted common stock will vest in equal installments on December 16, 2015 and December 16, 2016.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Other Company sales of unregistered securities in 2013 have been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Overview

During the year ended December 31, 2013, we focused primarily on expansion of the Relief Canyon Mine deposit. An overview of certain significant events during the year follows:

•                  In January 2013, we completed an estimate of mineralized material at the Relief Canyon Mine totaling 32,541,000 tons of mineralized material at an average grade of 0.017 ounces per ton gold. The Company’s in-house technical staff calculated the estimate under Industry Guide 7 of the SEC.

•                  In late July 2013, we started Phase I of our 2013 drilling program at the Relief Canyon Mine property, focused on expanding our current mineralized material estimate north of the North Pit and outside of our current mineralized material estimate boundary. Through December 31, 2013, we drilled 42 holes for approximately 28,500 feet which consisted of 32 holes, for approximately 22,000 feet, for the purpose of extending and upgrading the current deposit and 10 holes, for approximately 6,500 feet, for the purpose of metallurgical characterization and groundwater studies. Initial results have confirmed the continuity of mineralized material which we anticipate will increase the current mineralized material estimate.

•                  In 2013, we performed detailed geological field mapping resulting in the identification of a new gold target in accordance with our objective of increasing the current estimate of mineralized material at Relief Canyon. Our exploration efforts have also included systematic reviews of the Relief Canyon historical database confirming significant gold-mineralized intercepts in at least two historic holes not currently included in our current estimate of mineralized material.

•                  In August 2013, we completed private placements to several accredited investors for the purchase of 10,533 shares of our Series E Convertible Preferred Stock (“Series E”) and warrants to acquire 12,639,600 shares of our common stock for aggregate net proceeds of approximately $10.2 million.

•                  In February 2013, we completed the resale registration of approximately 76 million shares of our common stock held by Continental Resources Group, which were distributed to Continental Resources Group shareholders of record on March 1, 2013.

Results of Operations

Years Ended December 31, 2013 and December 31, 2012

Net Revenues

We are an exploration stage company with no operations and we generated no revenues for the years ended December 31, 2013 and 2012.

Operating Expenses

Total operating expenses for the year ended December 31, 2013 as compared to the year ended December 31, 2012, were approximately $15.7 million and $31.4 million, respectively. The $15.7 million decrease in operating expenses for the year ended December 31, 2013 is comprised largely of an approximately $12.6 million decrease in compensation expense related primarily to lower stock-based compensation expense and fewer shares awarded, an approximately $2.0 million decrease in exploration expenses on our Relief Canyon properties; a decrease of approximately $0.8 million in consulting fees, and a decrease of approximately $0.3 million in general and administrative expenses primarily for public company expenses and legal costs in the current period.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of approximately $15.7 million and $31.4 million for the years ended December 31, 2013 and 2012, respectively. The decrease in operating loss was due primarily to the decreases in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately $1.6 million and ($17.6) million for the years ended December 31, 2013 and 2012, respectively. The change in other income (expense) of approximately $19.2 million is primarily attributable to the absence in 2013 of i) $8.4 million in interest expense resulting from the amortization of debt discounts and deferred financing costs from convertible notes, ii) $3.0 million in interest expense in connection with the issuance of common stock and warrants pursuant to a note modification agreement in 2012, iii) a decrease in the fair value of a derivative liability of $1.5 million, iv) $0.9 million of income resulting from the consideration received from Amicor in 2012 pursuant to its option to acquire our former uranium exploration properties, v) $2.5 million income resulting from the sale of our subsidiaries to Valor Gold and vi) $4.8 million from the extinguishment in debt. Additionally, the change was impacted by a 2013 decrease in warrant settlement expense of $4.8 million offset in part by an increase of $0.2 million of realized gain from the sale of our Amicor and Valor Gold securities.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($14.1) million for the year ended December 31, 2013 as compared to a net loss of approximately ($49.1) million for the year ended December 31, 2012.

Liquidity and Capital Resources

At December 31, 2013 our cash and cash equivalents totaled approximately $7.7 million. Our cash and cash equivalents increased during the year ended December 31, 2013 by approximately $4.5 million from our cash and cash equivalent balance at December 31, 2012 of $3.2 million. The increase in cash was the result of cash used in operations of approximately $7.2 million that was comprised largely of exploration expenditures, primarily at the Relief Canyon mine to establish our estimate of mineralized material, and general and administrative functions, including consultant fees, compensation costs, legal fees and public company expenses which was more than offset by cash received from the sale of available for sale securities we held for approximately $1.6 million and net proceeds of approximately $10.2 million from private placements of shares of our Series E and warrants described above.

We plan the following expenditures for the year 2014:

•                  Approximately $6.9 million on general and administrative expenses (including all employee salaries, public company expenses, consultants and land holding costs);

•                  Approximately $1.0 million on exploration drilling to expand the current resource at the Relief Canyon mine property;

•                  Approximately $1.1 million on additional permitting and bonding, including an Environmental Assessment to resume mining at the Relief Canyon mine property; and

•                  Approximately $0.7 million on pre-development work at the Relief Canyon mine including progress towards a preliminary economic assessment.

The actual amount we spend for the year 2014 may vary significantly from the amounts specified above and will depend upon several factors, including the results of our exploration and pre-development work at the Relief Canyon mine property and timing of obtaining the necessary permitting approvals. Based on our planned 2014 expenditures, we will require additional external funding as early as the third quarter 2014 to maintain our business as well as to fund continued exploration and development and further recommissioning of the Relief Canyon gold processing facility. This funding could be in the form of equity, debt, asset sales and strategic alternatives, including potential investors in our projects and potential business combination transactions.  There is no assurance that we will be successful and if we are not, we will be required to significantly curtail our activities and possibly cease our business.

Changes in Significant Accounting Policies

We did not adopt any new accounting standards during the year ended December 31, 2013 nor were there any new accounting pronouncements during the period that would have an impact on our financial position or results of operation.

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

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Pershing Gold Corporation has evaluated, under the supervision and with the participation of our Chief Executive Officer and Vice President of Finance, the effectiveness of our disclosure controls and procedures as of

December 31, 2013.

Based on that evaluation, the Chief Executive Officer and Vice President of Finance have concluded that, as of December 31, 2013, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Vice President of Finance, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Vice President of Finance, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based upon these criteria.

Changes in Internal Control over Financial Reporting

Management maintains a system of internal control over financial reporting that is designed to provide reasonable assurance that its books and records accurately reflect transactions and that established policies and procedures are followed. At December 31, 2012, management reported significant deficiencies related to (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions. The Company noted that it had hired internal financial and accounting management to mitigate these deficiencies. As a result of the increased personnel and establishment of related changes to its system of internal control over financial reporting the Company believes it has mitigated the previous significant deficiencies. The Company has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

Name	Age	Position
Stephen Alfers	68	Chief Executive Officer, President and Chairman
Eric Alexander	47	Vice President of Finance and Controller
Debra Struhsacker	60	Corporate Vice President
Barry Honig	42	Director
Alex Morrison	50	Director

Stephen Alfers.  Mr. Alfers was appointed as our Chief Executive Officer and Chairman on February 9, 2012. Mr. Alfers was appointed as our President on August 6, 2012. Mr. Alfers served as the President and Chief of U.S. Operations of Franco-Nevada Corporation from 2010 to 2011 and its Vice President (Legal) from 2007 to 2009. Mr. Alfers served as President of Franco-Nevada US Corporation, the wholly owned subsidiary of Franco-Nevada Corporation, from 2010 to 2011. Mr. Alfers is the founder and has been President of Alfers Mining Consulting since 2007, which performs consulting services from time to time for mining and exploration companies and investors in these industries. Mr. Alfers served as the President and Chief Executive Officer of NewWest Gold Corporation, a publicly-traded Canadian corporation listed on the Toronto Stock Exchange, from 2006 to 2007. Mr. Alfers also served on the Board of Directors of NewWest Gold Corporation from 2005 to 2007. Mr. Alfers served as President and Chief Executive Officer of the NewWest Resources Group from 2001 to 2005 and as President and Chief Executive Officer of NewWest Gold Corporation, a privately-held Delaware Corporation, from 2005 to 2006. Mr. Alfers was the founder and managing partner of Alfers & Carver LLC from 1995 to 2001, a boutique natural resources law firm. Mr. Alfers received a J.D. from the University of Virginia, an M.A. in Monetary Policy and Public Finance from the University of Denver and a B.A. in Economics from the University of Denver. Mr. Alfers was chosen to be a director of the Company based on his extensive mining industry and operational experience, and his mining industry legal expertise.

Eric Alexander.  Mr. Alexander was appointed Vice President of Finance and Controller in September 2012. Prior to the joining the Company, Mr. Alexander was the Corporate Controller for Sunshine Silver Mines Corporation, a privately held mining company with exploration and pre-development properties in Idaho and Mexico, from March 2011 to August 2012. He was a consultant to Hein & Associates LLP from August 2012 to September 2012 and a Manager with Hein & Associates LLP from July 2010 to March 2011. He served from July 2007 to May 2010 as the Corporate Controller for Golden Minerals Company (and its predecessor, Apex Silver Mines Limited), a publicly traded mining company with operations and exploration activities in South America and Mexico. He has over 23 years of corporate, operational and business experience, and eight years of mining industry experience. In addition to working in the industry he also held the position of Senior Manager with the public accounting firm KPMG LLP, focusing on mining and energy clients. Mr. Alexander has a B.S. in Business Administration (concentrations in Accounting and Finance) from the State University of New York at Buffalo and is also a licensed CPA.

Debra Struhsacker.  Ms. Struhsacker was appointed Corporate Vice President in September 2013. From June 2006 until joining the Company, Ms. Struhsacker was the principal of her own consulting business, providing management and coordination of environmental permitting strategies and execution and other environmental, regulatory, governmental and community relations issues to mining companies.  She has provided consulting services to the Company at the Relief Canyon Project since 2011.  She served as Vice President, U.S. Governmental and Regulatory Affairs for Kinross Gold USA, Inc., a subsidiary of Kinross Gold Corporation, from July 2003 to May 2006, and was engaged in her own consulting business from April 1991 until June 2003.  Ms. Struhsacker has over 25 years of experience in hardrock mining and environmental issues, including related public policy issues, permitting and reclamation.  She has a B.A. in Geology and French from Wellesley College and a M.S. in Geology from the University of Montana.  Ms. Struhsacker is a certified professional geologist (Wyoming and American Institute of Professional Geologists).

Barry Honig.  Mr. Honig has served as a director of our company since September 29, 2010.  Mr. Honig was appointed as our Co-Chairman on September 29, 2010 and served as our Chairman from September 2, 2011 to February 9, 2012. Since January 2004, Mr. Honig has been the President of GRQ Consultants, Inc., and is a private investor and consultant to early stage companies. Mr. Honig’s expertise includes early stage company capital restructuring, debt financing, capital introductions, and mergers and acquisitions. Mr. Honig sits on the board of several private companies. In addition, Mr. Honig has served as a director of Chromadex Corporation since October 2011 and served as the Co-Chairman of InterCLICK, Inc. from August 2007 through December 2011. Mr. Honig was appointed the co-Chairman of Chromadex Corp. on October 14, 2011. Mr. Honig was selected to serve as our director due to his extensive knowledge of the capital markets, his judgment in assessing business strategies and accompanying risks, and his expertise with emerging growth companies.

Alex Morrison.  Mr. Morrison has served as a director of our Company since November 19, 2012.  Mr. Morrison is a mining executive, chartered accountant and certified public accountant with over 26 years of experience in the mining industry. He currently serves on the boards of Detour Gold Corporation and Taseko Mines Limited. Mr. Morrison has held senior executive positions at a number of mining companies, most recently serving as Vice President and Chief Financial Officer of Franco-Nevada Corporation from 2007 to 2010. From 2002 to 2007, Mr. Morrison held increasingly senior positions at Newmont Mining Corporation, including Vice President, Operations Services and Vice President, Information Technology. Prior to that, Mr. Morrison was Vice President and Chief Financial Officer of NovaGold Resources, Inc. and

Vice President and Controller at Homestake Mining Company and held senior financial positions at Phelps Dodge Corporation and Stillwater Mining Company. In addition, periodically between 2007 and the present, Mr. Morrison has performed financial consulting services for mining companies. Mr. Morrison began his career with PricewaterhouseCoopers LLP after obtaining his Bachelor of Arts in Business Administration from Trinity Western University. Mr. Morrison was selected to serve as our director due to his extensive mining resource and business experience and his financial expertise.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors and persons who own more than 10% of the Company’s outstanding Common Stock to file reports of ownership with the Securities and Exchange Commission (“SEC”).  Directors, officers, and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during and for the Company’s year ended December 31, 2013, we believe that all applicable Section 16(a) filing requirements were met on a timely basis except that Mr. Honig had one late report regarding three transactions that were not reported on a timely basis.

Code of Ethics

We have not adopted a Code of Ethics. If we satisfy the initial listing standards for listing our common stock on the NYSE MKT or another U.S. national securities exchange, we will adopt a Code of Ethics.

Audit Committee

If we satisfy the initial listing standards for listing our common stock on the NYSE MKT or The NASDAQ Stock Market or another U.S. national securities exchange, we will establish an audit committee of the Board of Directors. The audit committee will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties will be to recommend to our Board of Directors the engagement of independent auditors, to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Stockholder Nominations

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which security holders may recommend nominees to the Board of Directors.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the overall compensation earned over each of the past two fiscal years ended December 31, 2013 by each of our named executive officers during fiscal 2013. The value attributable to any option awards and stock awards reflects the grant date fair values of stock awards calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Stock Awards ($) (2)	All Other Compensation ($)		Total ($)
Stephen Alfers (3)	2013	275,000	350,000	—	—	—		625,000
Chief Executive Officer, President and Chairman	2012	229,163	250,000	5,920,500	7,580,000	500,000		14,479,663
Eric Alexander(4)	2013	175,000	60,000	—	580,000	—		815,000
Vice President of Finance and Controller	2012	47,115	—	—	70,920	—		118,035
Debra Struhsacker(5)	2013	54,760	100,000	—	35,000	515,238	(5)	704,998
Corporate Vice President	2012	—	—	—	—	—		—

(1)                 Reflects the grant date fair values of stock awards calculated in accordance with FASB ASC Topic 718 except that the amount shown assumes no forfeitures.  For information regarding assumptions used to compute grant date fair market value with respect to the option grants, see Note 11 to the Company’s Audited Consolidated Financial Statements included in this annual report on Form 10-K. The actual value realized by each officer with respect to option awards will depend on the difference between the market value of our common stock on the date the option is exercised and the exercise price.

(2)                 Reflects the grant date fair market value of the Company’s common stock on the date of grant, in accordance with FASB 718. For information regarding the assumptions used to compute grant date fair market value, see Note 11 to the Company’s Audited Consolidated Financial Statements included in this annual report on Form 10-K.  Amounts shown for 2012 reflect restricted stock grants made on February 9, June 18 and November 21, 2012.  Amounts shown for 2013 reflect restricted stock grants made on February 12 and December 16, 2013.

(3)                 Mr. Alfers was appointed Chief Executive Officer and Chairman on February 9, 2012 and President on March 6, 2012.  Accordingly, for fiscal year 2012, Mr. Alfers’ salary amount is a pro-rated portion of his 2012 annual salary of $250,000.

(4)                 Mr. Alexander was appointed Vice President of Finance and Controller on November 21, 2012.  Accordingly, for fiscal year 2012, Mr. Alexander’s salary amount is a pro-rated portion of his 2012 annual salary of $175,000 from Mr. Alexander’s start date on September 24, 2012.

(5)                 Ms. Struhsacker was appointed Corporate Vice President on September 23, 2013.  Accordingly, for fiscal year 2013, Ms. Struhsacker’s salary amount is a pro-rated portion of her 2013 annual salary of $200,000 from Ms. Struhsacker’s start date on September 23, 2013.  All other Compensation include amounts paid to Ms. Struhsacker in 2013 prior to her appointment as Corporate Vice President comprised of $132,738 in consulting fees and $382,500 grant date fair market value of 750,000, shares of restricted common stock granted on February 12, 2013.

Agreements with Executive Officers

Stephen Alfers

We entered into an employment agreement with Stephen Alfers on February 9, 2012 which was amended on February 8, 2013 and December 23, 2013, pursuant to which Mr. Alfers shall serve as our Chief Executive Officer until December 31, 2015, subject to renewal. Pursuant to the terms of his employment agreement, Mr. Alfers is entitled to a base salary of $250,000 per year and was issued (i) 12,000,000 shares of the Company’s restricted common stock and (ii) an option to purchase 10,000,000 shares of the Company’s common stock with a term of ten years and an exercise price of $0.49 per share.  The 12,000,000 shares of the Company’s restricted common stock vest as follows: 6,000,000 shares on December 26, 2013; 3,000,000 shares on February 9, 2014; and 3,000,000 shares on February 9, 2015. Vesting accelerates upon certain events, including a change in control of the Company, as described below.

Under Mr. Alfers’ employment agreement, he is entitled to receive an annual bonus if the Company meets or exceeds certain criteria adopted by the Board of Directors. The “Target Bonus” for Mr. Alfers equals 100% of his annualized base salary for that year if target levels of performance for that year are achieved, with greater or lesser amounts paid for performance above and below the target.  Certain amounts payable to Mr. Alfers as compensation are subject to claw-back rights in the event of restatements of our financial information for a period of three years after termination.

Upon Mr. Alfers’ termination without Cause (as defined in the employment agreement), within six months prior to or 24 months following a Change in Control (a “Change in Control Period”) or upon Mr. Alfers’ Resignation for Good Reason (as defined in the employment agreement) during a Change in Control Period, we are required to pay to Mr. Alfers (in addition to any Accrued Obligations as defined in the employment agreement), a lump sum in an amount equal to three times the sum of (i) Mr. Alfers’ then in effect base salary plus (ii) Mr. Alfers’ Target Bonus (as defined in the employment agreement) for the year in which the Change in Control occurs. Additionally, any unvested equity awards that were granted prior to the Change in Control, including the awards described herein, fully and immediately vest on the Change in Control.

Upon Mr. Alfers’ termination without Cause or upon Mr. Alfers’ Resignation for Good Reason in the absence of a Change in Control (as such terms are defined in the employment agreement), we are required to pay to Mr. Alfers (in addition to any Accrued Obligations as defined in the employment agreement), a lump sum in an amount equal to two times the sum of (i) Mr. Alfers’ base salary then in effect plus (ii) the average of Mr. Alfers’ bonuses payable with respect to the two prior fiscal years. Additionally, the initial 12 million share restricted stock grant would fully and immediately vest. All other unvested equity grants would be forfeited as of the date of termination, and any vested equity awards are treated as specified in the applicable equity plan and award agreement.

Eric Alexander

We entered into an offer letter with Mr. Alexander on November 21, 2012, amended on February 8, 2013, pursuant to which Mr. Alexander is entitled to an annual base salary of $175,000. In addition, in connection with his appointment, the Company granted Mr. Alexander 200,000 shares of the Company’s restricted stock. The 200,000 shares of restricted stock were granted in two separate awards: (i) 44,300 shares of restricted stock were granted to Mr. Alexander pursuant to the Company’s 2012 Equity Incentive Plan and (ii) 155,700 shares of restricted stock were granted to Mr. Alexander pursuant to an individual equity incentive plan, but subject to the same terms of the Company’s 2012 Equity Incentive Plan.  The 200,000 shares of restricted stock vest ratably on the first three anniversaries of the grant date, subject to acceleration under certain events, including a change of control.

In connection with the offer letter we entered into with Eric Alexander, we also entered into a severance compensation agreement with Mr. Alexander on November 21, 2012. Upon a Qualifying Termination (as defined in the severance compensation agreement) occurring on or within twelve months following a Change of Control (as defined in severance compensation agreement), we are required to pay Mr. Alexander a lump-sum severance payment equal to one and a half times the sum of (i) Mr. Alexander’s base salary, plus (ii) the greater of Mr. Alexander’s Annual Bonus Amount or Mr. Alexander’s Assumed Bonus Amount (both as defined in the severance compensation agreement).

Debra Struhsacker

We entered into an offer letter with Ms. Struhsacker on September 23, 2013 pursuant to which Ms. Struhsacker serves as the Company’s Corporate Vice President and is entitled to an annual base salary of $200,000.

In connection with the offer letter we entered into with Ms. Struhsacker, we also entered into a severance compensation agreement with Ms. Struhsacker on September 23, 2013. Upon a Qualifying Termination (as defined in the severance compensation agreement) occurring on or within twelve months following a Change of Control (as defined in severance compensation agreement), we are required to pay Ms. Struhsacker a lump-sum severance payment equal to one and a half times the sum of (i) Ms. Struhsacker’s base salary, plus (ii) the greater of Ms. Struhsacker’s Annual Bonus Amount or Ms. Struhsacker’s Assumed Bonus Amount (both as defined in the severance compensation agreement).

Indemnification Agreements

In 2013, the Company entered into indemnification agreements with our directors and executive officers, providing for indemnification against all expenses, judgments, fines and amounts paid in settlement incurred by such indemnitee in connection with any threatened, pending or completed action, suit, alternative dispute resolution mechanism or proceeding to which indemnitee was or is a party or is threatened to be made a party by reason of the fact that indemnitee is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another enterprise, to the fullest extent permitted by Nevada law. The indemnification agreements also provide for the advancement of expenses (including attorneys’ fees) incurred by the indemnitee in connection with any action, suit, alternative dispute resolution mechanism or proceeding (subject to the terms and conditions set forth therein). The indemnification agreements contain certain exclusions, including proceedings initiated by the indemnitee unless such advancement is specifically approved by a majority of our disinterested directors.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the holdings of equity awards of our named executive officers at December 31, 2013. This table includes unexercised and unvested options and equity awards. Each outstanding award is shown separately for each named executive officer. Vesting schedules are subject to acceleration or forfeiture in certain circumstances, including a change of control.

Option awards							Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Stephen Alfers	10,000,000	—		—	$0.49	2/9/22	—	—	6,333,500	(2)	$2,153,390
	5,000,000	—		—	$0.34	6/18/22	—	—	—		—
Eric Alexander	—	—		—	—	—	—	—	933,326	(3)	$317,331
Debra Struhsacker	300,000	100,000	(4)	—	$0.45	3/6/22	—	—	566,660	(5)	$192,664
	300,000	100,000	(4)	—	$0.34	6/18/22	—	—	—		—

(1)     The market value of stock awards is calculated at $0.34 per share, the closing price of our common stock December 31, 2013.

(2)     Includes 1,666,500 shares vesting on June 18, 2014, 3,000,000 shares vesting on February 9, 2015, and 1,667,000 shares vesting on June 18, 2015.

(3)     Includes 66,660 shares vesting on November 30, 2014, 333,333 shares vesting on February 12, 2015, 66,680 shares vesting on November 30, 2015, 66,660 shares vesting on December 16, 2015, 333,333 shares vesting on February 12, 2016, and 66,660 shares vesting on December 16, 2016.

(4)     Options vest on December 31, 2014.

(5)     Includes 250,000 shares vesting on February 12, 2015, 33,330 shares vesting on December 16, 2015, 250,000 shares on February 12, 2016, and 33,330 shares vesting on December 16, 2016.

Company Equity Incentive Plans

Our Board of Directors and stockholders have adopted three equity incentive plans:  (i) the 2010 Equity Incentive Plan, adopted September 29, 2010, pursuant to which 2,800,000 shares of our common stock were reserved for issuance as awards, and as of March 18, 2014, 650,000 shares remain available for issuance; (ii) the 2012 Equity Incentive Plan, adopted February 9, 2012, pursuant to which 40,000,000 shares of our common stock were reserved for issuance as awards, and as of March 18, 2014, 500,000 shares remain available for issuance; and (iii) the 2013 Equity Incentive Plan, adopted February 12, 2013, pursuant to which 40,000,000 shares of our common stock were reserved for issuance as awards, and as of March 18, 2014, 30,425,000 shares remain available for issuance.

The purpose of the 2010 and 2012 Equity Incentive Plans is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success.  The purpose of the 2013 Equity Incentive Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons.

The Equity Incentive Plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to our employees, officers, directors and consultants. The Equity Incentive Plans are administered by either our Board of Directors or a committee appointed by the Board of Directors.

Director Compensation

The following table sets forth with respect to our non-employee directors, compensation information inclusive of equity awards and payments made in the year end December 31, 2013. All compensation paid to Stephen Alfers, our Chief Executive Officer, is included in the summary compensation table under “Executive Compensation” above.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry Honig	—		—		—	—	—	—	—
Alex Morrison	$38,000	(1)	510,000	(2)	—	—	—	—	$548,000

(1)         The fee amount shown represents Mr. Morrison’s 2013 $25,000 annual retainer fee and $1,000 for attendance at each of 13 Board of Director’s Meetings in 2013.

(2)         Amount represents grant date fair market value calculated pursuant to FASB ASC 718 of 1,000,000 shares of restricted stock granted on February 12, 2013, vesting ratably on the first three anniversaries of the grant date. See footnote(2) to the Summary Compensation Table for additional information regarding this calculation.

On June 18, 2012, we issued options to purchase 1,000,000 shares of Common Stock at an exercise price of $0.34 per share to Mr. Honig, which vested in full upon issuance. Additionally, on June 18, 2012, we issued a restricted stock grant of 3,000,000 shares of Common Stock to Mr. Honig, which vest in three equal annual installments on the first three anniversaries of the grant date, subject to acceleration under certain events, including a change of control.

Our directors who are also our employees receive no fees for board service.  Currently, Mr. Alfers is the only director who is also an employee.  Commencing in 2014, the compensation for all non-employee directors includes a $25,000 annual cash retainer and a $1,000 cash fee for attendance at each Board meeting.  Non-employee directors will also receive annual grants of restricted stock units, vesting on the first anniversary of the grant date, and equal in value when granted to $100,000.  For each unit the non-employee director will be entitled to receive one unrestricted share of common stock for each vested restricted stock unit upon termination of the director’s service on our board of directors.  Our directors are also eligible to receive other equity awards, including stock options, under our equity incentive plans.

When the Board establishes standing committees, directors will receive a $1,000 cash fee for attendance at all committee meetings, and the chairs of the Audit, Compensation and Governance and Nominating Committee will receive annual cash retainers of $15,000, $10,000 and $7,500 respectively.

Compensation Committee Interlocks and Insider Participation

We currently do not maintain a compensation committee of the Board of Directors or other committee performing equivalent functions. During the fiscal year ended December 31, 2013, our Board of Directors, Stephen Alfers, Alex Morrison, and Barry Honig participated in deliberations concerning executive officer compensation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our voting securities as of March 18, 2014 by:

•      each person known by us to beneficially own more than 5.0% of any class of our voting securities;

•      each of our directors;

•      each of our named executive officers; and

•      all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or dispositive power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned.

As of March 18, 2014, we had 279,996,495 shares outstanding.

	Common Stock (1)
Name and Address of Beneficial Owner(2)	Shares Beneficially Owned		Percent of Class
5% Owners
Frost Gamma Investments Trust(3)	53,331,350		19.05%
Executive Officers and Directors
Stephen Alfers	28,689,140	(4)	9.71%
Eric Alexander	1,238,522	(5)	* %
Debra Struhsacker	1,359,557	(6)	* %
Barry Honig	78,003,494	(7)(8)	24.20%
Alex Morrison	1,000,000	(9)	* %
Executive Officers and Directors as a Group (Five persons)	110,290,713		32.60%

*Less than one percent (1.0%).

(1)              Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 18, 2014. In computing the number of shares beneficially owned and the percentage ownership, shares of common stock that may be acquired within 60 days of March 18, 2014 pursuant to the exercise of options, warrants or other securities convertible into common stock are deemed to be outstanding for that person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)              The address of these persons, unless otherwise noted, is c/o Pershing Gold Corporation, 1658 Cole Blvd., Bldg. 6, Suite 210, Lakewood, CO 80401.

(3)              The address of Frost Gamma Investments Trust is 4400 Biscayne Blvd., Miami, FL 33137.  Dr. Philip Frost is the trustee of Frost Gamma Investments Trust and, in such capacity, has voting and dispositive power over the securities held for the account of Frost Gamma Investments Trust. This information is based upon a Form 4 which was filed with the SEC on June 25, 2013.

(4)              Includes (i) 6,936,140 shares of common stock, (ii) 6,333,000 shares of restricted stock which has not vested but over which Mr. Alfers holds voting power, (iii) 15,000,000 shares of common stock that can be acquired under vested stock options, (iv) 300,000 shares of common stock issuable upon conversion of Series E Convertible Preferred Shares, and (v) 120,000 shares of common stock issuable upon exercise of warrants received in connection with the issuance of the Series E Convertible Preferred Stock.

(5)              Includes 305,196 shares of common stock and 933,326 shares of restricted stock which has not vested but over which Mr. Alexander exercises voting power.

(6)              Includes (i) 192,897 shares of common stock, (ii) 566,660 shares of restricted stock which has not vested but over which Ms. Struhsacker exercises voting power, and (iii) 600,000 shares of common stock that can be acquired under vested stock options.

(7)     Includes:

(i) 15,584,662 shares of common stock, 2,000,000 shares of restricted stock which has not vested but over which Mr. Honig exercises voting power, 13,400,000 shares of common stock that can be acquired under vested stock options, 1,956,000 shares of common stock issuable upon conversion of Series E Convertible Preferred Shares, and 782,400 shares of common stock issuable upon exercise of warrants received in connection with the issuance of the Series E Convertible Preferred Stock, all of which are held directly by Mr. Honig;

(ii) 16,097,103 shares of common stock, 10,833,000 shares of common stock issuable upon conversion of Series E Convertible Preferred Shares, and 4,999,637 shares of common stock issuable upon exercise of warrants (3,636,000 of which were received in connection with the issuance of the Series E Convertible Preferred Stock), all of which are held by GRQ Consultants, Inc. 401K (“GRQ 401K”);

(iii) 993,692 shares of common stock held by GRQ Consultants, Inc. (“GRQ Consultants”);

(iv) 780,000 shares of common stock, 6,210,000 shares of common stock issuable upon conversion of Series E Convertible Preferred Shares, and 1,726,800 shares of common stock issuable upon exercise of warrants received in connection with the issuance of the Series E Convertible Preferred Stock, all of which are held by GRQ Consultants, Inc. Roth 401K FBO Barry Honig (“GRQ Roth 401K”); and

(v) 200,000 shares of common stock, 1,743,000 shares of common stock issuable upon conversion of Series E Convertible Preferred Shares and 697,200 shares of common stock issuable upon exercise of warrants received in connection with the issuance of the Series E Convertible Preferred Stock, all of which are held by GRQ Consultants, Inc. Defined Benefit Plan (“GRQ Defined”).

(vi) Mr. Honig is the trustee of GRQ 401K, GRQ Roth 401K and GRQ Defined and President of GRQ Consultants, and, in such capacities, has voting and dispositive power over the securities held by GRQ 401K, GRQ 401K, GRQ Defined and GRQ Consultants.

(8)             Excludes 1,628,000 shares of common stock held by ALAN S HONIG C/F HARRISON JAMES HONIG UTMA FL, 400,000 shares of common stock held by ALAN S HONIG C/F RYAN HONIG UTMA FL, 400,000 shares of common stock held by ALAN HONIG C/F CAMERON HONIG UTMA FL, and 400,000 shares of common stock held by ALAN S HONIG C/F JACOB HONIG UTMA FL, all of which Mr. Honig’s father, as custodian, has voting and dispositive power over shares held by such accounts. Mr. Honig exercises no investment or voting power and disclaims beneficial ownership of the shares owned by accounts for which his father is custodian.

(9)              Represents (i) 333,334 shares of common stock and (ii) 666,666 shares of restricted stock which has not vested but over which Mr. Morrison exercises voting power.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

We do not have a formal written policy for the review and approval of transactions with related parties.  Our Board of Directors is responsible for reviewing and approving or ratifying related-party transactions.  We annually require each of our directors and executive officers to complete a director or officer questionnaire, respectively, that elicits information about related party transactions, among other information. Our Board of Directors and legal counsel annually review all transactions and relationships disclosed in the director and officer questionnaires, and the Board of Directors makes a formal determination regarding each director’s independence. If the transaction were to present a conflict of interest, the Board of Directors would determine the appropriate response.

Related Person Transactions

We have entered into agreements and arrangements with our executive officers and directors that are more fully described above under “Executive Compensation — Agreements with Executive Officers”, Executive Compensation — Indemnification Agreements”, and “Director Compensation”.

Transactions or Relationships with or involving Mr. Honig

In February 2011, Mr. Honig advanced $2,250,000 to the Company under a Credit Facility Agreement. Between August 2011 and December 2011, the Company paid a total of $1,688,250 to Mr. Honig. Additionally, between July 2012 and October 2012, a total of $75,500 was extinguished on a non-cash basis reducing the principal balance of the note to $486,250. In October 2012, the Company entered into an Assignment of Rights and Assumption of Obligation Agreement with Mr. Honig whereby the Company assigned and transferred to Mr. Honig rights it had arising under a Separation Agreement and General Release executed on March 28, 2011 and Agreement for Payment of Future Proceeds executed in April 2011 (collectively the “Separation Agreements”). The Separation Agreements were executed in connection with debts and obligations owed by Gregory Cohen, the former President of the Company to the Company. In consideration for the transfer to Mr. Honig of rights to payment owed to the Company under the Separation Agreements, Mr. Honig reduced the Company’s outstanding principal note due to him under the Credit Agreement by $33,500. The Company’s outstanding principal note due to Mr. Honig has since been exchanged for 652 shares of Series E preferred stock and warrants to purchase 782,400 shares of common stock in August 2013, as discussed below, and the Company’s obligations under the Credit Facility Agreement have been fully satisfied.

On April 6, 2012, we entered into a consulting agreement with Mr. Honig pursuant to which Mr. Honig would provide certain consulting services relating to business development, corporate structure, strategic and business planning, selecting management and other functions reasonably necessary for advancing the business of the Company. The Consulting Agreement has an initial term of three years, subject to renewal. In consideration for the services, we agreed to pay Mr. Honig the following consideration:

•                       A ten-year option (to purchase 12,000,000 shares of our common stock, exercisable at $0.35 per share which was vested in full on the date of issuance;

•                       On such date that we receive minimum gross proceeds of at least $5,000,000 due to the occurrence of a Triggering Event (as defined in the Consulting Agreement) or the combination of multiple Triggering Events, a one-time payment of $200,000; and

•                       Upon a Change in Control (as defined in the Consulting Agreement) of the Company, a one-time payment of $500,000.

In August 2013, we sold 5,050 shares of Series E preferred stock and warrants to purchase 6,060,000 shares of common stock to Mr. Honig in a private placement for a purchase price of $4,999,500.  We also exchanged with Mr. Honig 652 shares of Series E preferred stock and warrants to purchase 782,400 shares of common stock for the outstanding principal and accrued interest of approximately $646,000 owed by us to Mr. Honig pursuant to the Credit Facility Agreement dated February 23, 2011, as amended, between a subsidiary of the Company and Mr. Honig above.  The sale and exchange were completed on equivalent terms to other investors purchasing in the private placement.

Transactions with Debra Struhsacker

Ms. Struhsacker was a consultant of the Company regarding environmental permitting and other matters from August 2011 until she joined the Company as Corporate Vice President in September 2013. We paid Ms. Struhsacker consulting fees totaling approximately $40,000 in 2011, and approximately $200,000 in 2012, and granted the following options to her in 2012: 400,000 options on March 6 with an exercise price of $0.45, vesting ratably on the grant date and December 31 of 2012, 2013 and 2014; 400,000 options on June 18 with an exercise price of $0.34, vesting ratably on the grant date and December 31 of 2012, 2013 and 2014. Consulting fees and stock awards paid to Ms. Struhsacker in 2013 prior to her election as Corporate Vice President of the Company in September 2013 are reported as all other compensation in The Summary Compensation Table.

Director Independence

We currently have three directors serving on our Board of Directors: Mr. Morrison, Mr. Honig and Mr. Alfers. We are not listed on a U.S. national securities exchange and, as such, are not subject to any director independence standards. Using the definition of independence set forth in the rules of the NYSE MKT, one of our directors, Mr. Morrison, is considered an independent director of the Company.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets out the aggregate fees billed by KBL, LLP for the fiscal years ended December 31, 2013 and 2012 for the categories of fees described.

	Fiscal Year Ended December 31,
	2013	2012
Audit Fees(1)	$59,000	$72,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$59,000	$72,500

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

Item 16. Exhibits and Financial Statement Schedules

Exhibit No.	Description
2.1

Share Exchange Agreement dated as of September 29, 2010, by and among The Empire Sports & Entertainment Holdings Co., The Empire Sports & Entertainment, Co. and the shareholders of The Empire Sports & Entertainment Co. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010)

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010)
3.3	Certificate of Amendment of Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2011)
3.4

Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 28, 2012)

3.5	Certificate of Designation for Series E (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2013)
4.1	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2012)
4.2	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2013)
4.3	Form of Warrant (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
4.4	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2012)
10.1

The Empire Sports & Entertainment Holdings Co. 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010)+

10.2	Form of 2010 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010)+
10.3	Form of 2010 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010)+

Exhibit No.	Description
10.4	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011)
10.5	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2011)
10.6	Employment Agreement with Stephen Alfers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012) +
10.7	Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012)
10.8	2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012) +
10.9	Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.10	Assignment and Assumption Agreement( Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.11	Form of Acquired Note (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.12	Form of Remainder Note (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.13	Assignor Note Modification Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.14	Assignee Note Modification Agreement (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
10.15	Asset Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2012)
10.16	Form of Assignment and Assumption Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2012)
10.17	Form of Note Amendments (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2012)
10.18	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2012)
10.19	Consulting Agreement with Barry Honig (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2012)
10.20	Form of Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2012)
10.21	Form of Note (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2012)
10.22	Form of Security Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2012)
10.23	Agreement and Plan of Merger (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
10.24	Form of Assignment Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2012)
10.25	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2012)
10.26	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2012)
10.27	Conversion Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2012)
10.28

Form of Assignment of Claims and Assumption of Obligations Agreement (Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012)

10.29

Revised Offer Letter, dated November 21, 2012, between the Company and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012) +

10.30	Severance Compensation Agreement, dated November 21, 2012, between the Company and Eric Alexander

Exhibit No.	Description
(Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012) +
10.31	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2012)
10.32

First Amendment to Restricted Stock Agreement, dated February 8, 2013, between the Company and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2013)+

10.33

Form of the 2012 Equity Incentive Plan Restricted Stock Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2013)+

10.34

First Amendment to Restricted Stock Agreement, dated February 8, 2013, between the Company and Stephen Alfers (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2013)+

10.35

First Amendment to Executive Employment Agreement, dated February 8, 2013, between the Company and Stephen Alfers (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2013)+

10.36	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2013)
10.37

Pershing Gold Corporation 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2013)+

10.38

Form of 2012 Equity Incentive Plan Amended and Restated Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013)+

10.39

Form of 2012 Equity Incentive Plan Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013)+

10.40

Form of 2012 Equity Incentive Plan Amended and Restated Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013)+

10.41	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013)+
10.42	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2013)
10.43	Registration Rights Agreement(Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2013)
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).*
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Schema Document**
101.CAL	XBRL Taxonomy Calculation Document**
101.DEF	XBRL Taxonomy Definition Document**
101.LAB	XBRL Taxonomy Label Document**
101.PRE	XBRL Taxonomy Presentation Document**

* Filed herewith

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

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2014	PERSHING GOLD CORPORATION Registrant

	By:	/s/ Stephen Alfers
Stephen Alfers Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Alfers	Chief Executive Officer and President	March 25, 2014
Stephen Alfers	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Eric Alexander	Vice President of Finance and Controller	March 25, 2014
Eric Alexander	(Principal Financial and Accounting Officer)

/s/ Alex Morrison	Director	March 25, 2014
Alex Morrison

/s/ Barry Honig	Director	March 25, 2014
Barry Honig

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pershing Gold Corporation and Subsidiaries

(formerly Sagebrush Gold Ltd.)

(Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Pershing Gold Corporation and Subsidiaries (the “Company”) (formerly Sagebrush Gold Ltd.) (Exploration Stage Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012, and the period from the inception of exploration stage from September 1, 2011 to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pershing Gold Corporation and Subsidiaries (formerly Sagebrush Gold Ltd.) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, and the period from the inception of exploration stage from September 1, 2011 to December 31, 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss and net cash used in operations of $14,103,388 and $7,242,764, respectively, for the year ended December 31, 2013, an accumulated deficit of $100,009,513 at December 31, 2013 and has not yet generated any revenue.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, New York
March 24, 2014

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,743,107	$3,218,191
Restricted cash - (see Note 5)	2,250,000	—
Other receivables	17,276	77,364
Prepaid expenses and other current assets	582,278	502,837

Total Current Assets	10,592,661	3,798,392

NON - CURRENT ASSETS:
Property and equipment, net - (see Note 6)	6,450,640	7,386,776
Mineral rights - (see Note 5)	16,786,912	16,786,912
Reclamation bond deposit - (see Note 5)	25,000	4,645,533
Deposits	3,884	3,884

Total Non - Current Assets	23,266,436	28,823,105

Total Assets	$33,859,097	$32,621,497

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$624,753	$778,314
Note payable - current portion (see Note 7)	23,036	23,036
Note payable - related party - (see Note 10)	—	486,250

Total Current Liabilities	647,789	1,287,600

LONG-TERM LIABILITIES:
Note payable - long term portion (see Note 7)	36,474	59,510

Total Liabilities	684,263	1,347,110

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized - (see Note 11)
Convertible Series A Preferred stock ($.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of December 31, 2013 and 2012)	—	—
Convertible Series B Preferred stock ($.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding as of December 31, 2013 and 2012)	—	—
Convertible Series C Preferred stock ($.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding as of December 31, 2013 and 2012)	—	—
Convertible Series D Preferred stock ($.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of December 31, 2013 and 2012)	—	—
Convertible Series E Preferred stock ($.0001 Par Value; 15,151 Shares Authorized; 11,185 and none issued and outstanding as of December 31, 2013 and 2012, respectively) - (see Note 9)	1	—
Common stock ($.0001 Par Value; 500,000,000 Shares Authorized; 275,917,023 and 266,592,023 shares issued and 275,790,008 and 266,592,023 outstanding as of December 31, 2013 and 2012, respectively) - (see Note 9)	27,592	26,659
Additional paid-in capital	133,201,209	113,052,194
Treasury stock, at cost, (127,015 and no shares as of December 31, 2013 and 2012, respectively)	(44,455)	—
Accumulated deficit	(14,901,794)	(14,901,794)
Accumulated deficit since inception of exploration stage (September 1, 2011)	(85,107,719)	(66,902,672)

Total Stockholders’ Equity	33,174,834	31,274,387

Total Liabilities and Stockholders’ Equity	$33,859,097	$32,621,497

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
			Inception of
			Exploration stage
	For the Years Ended December 31,		(September 1, 2011) through
	2013	2012	December 31, 2013

Net revenues	$—	$—	$—

Operating expenses:
Compensation and related taxes	7,076,696	19,726,749	27,885,524
Exploration cost	3,204,629	5,221,001	10,225,652
Consulting fees	1,579,211	2,334,297	9,484,687
General and administrative expenses	3,830,117	4,172,283	9,434,870

Total operating expenses	15,690,653	31,454,330	57,030,733

Operating loss from continuing operations	(15,690,653)	(31,454,330)	(57,030,733)

OTHER INCOME (EXPENSES):
Other income	—	80,000	80,000
Gain from sale of uranium assets pursuant to an option agreement	—	930,000	930,000
Gain from sale of subsidiaries	—	2,500,000	2,500,000
Loss from extinguishment of debts	—	(4,769,776)	(4,769,776)
Change in fair value of derivative liability	—	(1,454,889)	5,447,917
Loss from disposal of assets	—	(18,729)	(192,759)
Warrant settlement expense	(45,484)	(4,883,196)	(9,727,680)
Realized gain - trading securities	—	19,702	19,702
Realized gain - available for sale securities - (see Note 4)	1,656,333	1,490,600	3,146,933
Share of loss of equity method investee	—	(83,333)	(83,333)
Interest expense and other finance costs, net of interest income	(23,584)	(11,408,798)	(15,947,858)

Total other income (expenses) - net	1,587,265	(17,598,419)	(18,596,854)

Loss from continuing operations before provision for income taxes	(14,103,388)	(49,052,749)	(75,627,587)

Provision for income taxes	—	—	—

Loss from continuing operations	(14,103,388)	(49,052,749)	(75,627,587)

Discontinued operations:
(Loss) gain from discontinued operations, net of tax	—	(50,298)	802,367

Net loss	(14,103,388)	(49,103,047)	(74,825,220)

Less: Net loss attributable to non-controlling interest	—	(1,164)	(172,517)

Net loss attributable to Pershing Gold Corporation	(14,103,388)	(49,104,211)	(74,997,737)

Preferred deemed dividend	(4,101,659)	(2,702,777)	(10,088,832)

Preferred stock dividend	—	(21,150)	(21,150)

Net loss available to common stockholders	$(18,205,047)	$(51,828,138)	$(85,107,719)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.07)	$(0.24)	$(0.37)
Loss from discontinued operations	0.00	0.00	0.00
	$(0.07)	$(0.24)	$(0.37)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	272,620,776	219,530,283	229,376,312

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION OF EXPLORATION STAGE (SEPTEMBER 1, 2011) TO THE YEAR ENDED DECEMBER 31, 2013

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock						Total
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		Additional	Treasury	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Stock	Deficit	Interest	Equity

Balance from inception of exploration stage (September 1, 2011)	750,000	$75	8,000,000	$800	—	—	—	—	—	—	113,191,020	11,318	$25,952,038	$—	$(14,901,794)	$—	$11,062,437

Issuance of common stock for cash	—	—	—	—	—	—	—	—	—	—	8,011,000	801	3,176,615	—	—	—	3,177,416

Issuance of common stock in connection with the conversion of a promissory note into a current private placement	—	—	—	—	—	—	—	—	—	—	1,529,375	153	611,597	—	—	—	611,750

Issuance of common stock for services	—	—	—	—	—	—	—	—	—	—	1,150,000	115	837,385	—	—	—	837,500

Issuance of common stock in connection with the conversion of promissory notes	—	—	—	—	—	—	—	—	—	—	1,196,238	120	1,007,627	—	—	—	1,007,747

Issuance of common stock in connection with the conversion of preferred stock	(750,000)	(75)	(7,500,000)	(750)	—	—	—	—	—	—	8,250,000	825	—	—	—	—	—

Issuance of preferred stock with warrants for cash	—	—	—	—	3,284,396	328	—	—	—	—	—	—	3,284,068	—	—	—	3,284,396

Issuance of common stock in connection with the exercise of warrants	—	—	—	—	—	—	—	—	—	—	5,295,480	530	(530)	—	—	—	—

Beneficial conversion feature in connection with a convertible promissory note	—	—	—	—	—	—	—	—	—	—	—	—	1,715,604	—	—	—	1,715,604

Preferred stock deemed dividend	—	—	—	—	—	—	—	—	—	—	—	—	3,284,396	—	$(3,284,396)	—	—

Issuance of common stock in connection with a put right and release settlement agreement	—	—	—	—	—	—	—	—	—	—	5,350,000	535	4,760,965	—	—	—	4,761,500

Stock-based compensation in connection with options granted	—	—	—	—	—	—	—	—	—	—	—	—	249,027	—	—	—	249,027

Stock-based compensation in connection with the assumed options and warrants attributable to post-combination services	—	—	—	—	—	—	—	—	—	—	—	—	2,235,439	—	—	—	2,235,439

Cancellation of common stock in connection with the separation agreement	—	—	—	—	—	—	—	—	—	—	(750,000)	(75)	75	—	—	—	—

Cancellation of common stock issued to a founder	—	—	—	—	—	—	—	—	—	—	(450,000)	(45)	45	—	—	—	—

Net loss for the period from September 2, 2011 to December 31, 2011	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,790,138)	(1,164)	(11,791,302)

Balance, December 31, 2011	—	—	500,000	50	3,284,396	328	—	—	—	—	142,773,113	14,277	47,114,351	—	(29,976,328)	(1,164)	17,151,514

Issuance of preferred stock for cash	—	—	—	—	—	—	1,000,000	100	—	—	—	—	999,900	—	—	—	1,000,000

Issuance of common stock for cash	—	—	—	—	—	—	—	—	—	—	28,827,139	2,883	9,429,567	—	—	—	9,432,450

Issuance of common stock to placement agent in connection with sale of common stock	—	—	—	—	—	—	—	—	—	—	303,030	30	(30)	—	—	—	—

Issuance of restricted common stock in connection with an employment agreement	—	—	—	—	—	—	—	—	—	—	12,000,000	1,200	3,816,717	—	—	—	3,817,917

Issuance of common stock in connection with the note modification agreement	—	—	—	—	—	—	—	—	—	—	2,000,000	200	977,800	—	—	—	978,000

Issuance of warrants in connection with the note modification agreement	—	—	—	—	—	—	—	—	—	—	—	—	2,044,186	—	—	—	2,044,186

Issuance of common and preferred stock for conversion of notes payable	—	—	—	—	—	—	5,486,968	549	—	—	12,841,082	1,284	13,494,579	—	(537,499)	—	12,958,913

Issuance of common stock for conversion of preferred stock	—	—	(500,000)	(50)	(3,284,396)	(328)	(6,486,968)	(649)	—	—	30,938,656	3,093	80,813	—	(79,278)	—	3,601

Issuance of common stock as consideration for the conversion of preferred stock	—	—	—	—	—	—	—	—	—	—	3,000,000	300	1,085,700	—	(1,086,000)	—	—

Issuance of common stock for exercise of warrants	—	—	—	—	—	—	—	—	—	—	6,229,718	624	(624)	—	—	—	—

Issuance of common stock in connection with the acquisition of mineral rights	—	—	—	—	—	—	—	—	—	—	10,000,000	1,000	4,599,000	—	—	—	4,600,000

Issuance of warrants in connection with the acquisition of mineral rights	—	—	—	—	—	—	—	—	—	—	—	—	1,109,441	—	—	—	1,109,441

Issuance of restricted common stock to various officers	—	—	—	—	—	—	—	—	—	—	9,200,000	920	1,229,210	—	—	—	1,230,130

Issuance of common stock in connection with the cancellation of warrants	—	—	—	—	—	—	—	—	—	—	9,729,285	973	4,882,223	—	—	—	4,883,196

Cancellation of common stock in connection with the Agreement and Plan of Merger with Valor Gold	—	—	—	—	—	—	—	—	—	—	(1,750,000)	(175)	175	—	—	—	—

Issuance of common stock for services	—	—	—	—	—	—	—	—	—	—	500,000	50	454,592	—	—	—	454,642

Stock-based compensation in connection with options granted to employees and consultants	—	—	—	—	—	—	—	—	—	—	—	—	11,903,087	—	—	—	11,903,087

Stock-based compensation in connection with the assumed options and warrants attributable to post-combination services	—	—	—	—	—	—	—	—	—	—	—	—	1,426,152	—	—	—	1,426,152

Stock-based compensation in connection with warrants granted to consultants	—	—	—	—	—	—	—	—	—	—	—	—	163,155	—	—	—	163,155

Reclassification of derivatives to equity	—	—	—	—	—	—	—	—	—	—	—	—	7,750,289	—	—	—	7,750,289

Preferred stock deemed dividend in connection with the sale of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	1,000,000	—	(1,000,000)	—	—

Assignment of common stock in connection with cancellation of debt and assignment of shares agreement	—	—	—	—	—	—	—	—	—	—	—	—	103,500	—	—	—	103,500

Distributions to former parent company	—	—	—	—	—	—	—	—	—	—	—	—	(611,589)	—	—	—	(611,589)

Preferred Stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,150)	—	(21,150)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(49,104,211)	1,164	(49,103,047)

Balance, December 31, 2012	—	—	—	—	—	—	—	—	—	—	266,592,023	26,659	113,052,194	—	(81,804,466)	—	31,274,387

Distributions to former parent company	—	—	—	—	—	—	—	—	—	—	—	—	(15,066)	—	—	—	(15,066)

Issuance of preferred stock for cash	—	—	—	—	—	—	—	—	10,466	1	—	—	10,227,078	—	—	—	10,227,079

Issuance of preferred stock to placement agent in connection with sale of preferred stock	—	—	—	—	—	—	—	—	67	—	—	—	—	—	—	—	—

Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(44,455)	—	—	(44,455)

Issuance of preferred stock in connection with the conversion of a promissory note into a current private placement	—	—	—	—	—	—	—	—	652	—	—	—	645,480	—	—	—	645,480

Stock-based compensation in connection with restricted common stock grants in 2012	—	—	—	—	—	—	—	—	—	—	—	—	2,685,815	—	—	—	2,685,815

Issuance of restricted common stock to various officers and employees	—	—	—	—	—	—	—	—	—	—	5,725,000	573	1,389,413	—	—	—	1,389,986

Issuance of restricted common stock to various consultants	—	—	—	—	—	—	—	—	—	—	3,600,000	360	696,002	—	—	—	696,362

Stock-based compensation in connection with options granted to employees and consultants	—	—	—	—	—	—	—	—	—	—	—	—	355,694	—	—	—	355,694

Stock-based compensation in connection with the assumed options and warrants attributable to post-combination services	—	—	—	—	—	—	—	—	—	—	—	—	27,861	—	—	—	27,861

Stock-based compensation in connection with modification of terms of stock options	—	—	—	—	—	—	—	—	—	—	—	—	35,079	—	—	—	35,079

Preferred stock deemed dividend in connection with the sale of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	4,101,659	—	(4,101,659)	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,103,388)	—	(14,103,388)

Balance, December 31, 2013	—	$—	—	$—	—	$—	—	$—	11,185	$1	275,917,023	27,592	$133,201,209	$(44,455)	$(100,009,513)	$—	$33,174,834

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION  AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
			Inception of
			Exploration stage
	For the Years Ended December 31,		(September 1, 2011) through
	2013	2012	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Pershing Gold Corporation	$(14,103,388)	$(49,104,211)	(74,997,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	969,311	992,648	2,287,887
Bad debts	—	13,333	513,333
Bad debts in connection with discontinued operations	—	27,550	65,300
Amortization of debt discounts and deferred financing cost	—	8,100,450	12,049,972
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	—	—	116,669
Loss from extinguishment of debts	—	4,769,776	4,769,776
Change in fair value of derivative liability	—	1,454,889	(5,447,917)
Interest expense in connection with the note modification	—	3,022,186	3,022,186
Interest expense in connection with the conversion of notes payable	—	—	230,192
Interest expense in connection with the cancellation of debt and assignment of shares agreement	—	61,500	61,500
Gain from disposal of discontinued operations	—	—	(1,134,448)
Loss from disposal of assets	—	18,729	192,759
Non-controlling interest	—	1,164	172,348
Realized gain - available for sale securities	(1,656,333)	(1,490,600)	(3,146,933)
Realized gain - trading securities	—	(19,702)	(19,702)
Gain from sale of subsidiary	—	(500,000)	(500,000)
Share of loss of equity method investee	—	83,333	83,333
Common stock issued and included in settlement expense	—	4,883,196	9,644,696
Stock-based compensation	5,190,797	18,824,469	27,337,233
Gain from sale of uranium assets pursuant to an option agreement	—	(930,000)	(930,000)

Changes in operating assets and liabilities:
Restricted cash - current portion	(2,250,000)	—	(929,183)
Other receivables	60,088	22,544	69,299
Prepaid expenses - current portion and other current assets	(79,441)	(110,591)	1,679,290
Assets of discontinued operations - current portion	—	—	141,378
Prepaid expenses - long-term portion	—	37,759	41,912
Restricted cash - long-term portion	—	—	500,000
Reclamation bond deposit	4,620,533	(95,788)	4,524,745
Assets of discontinued operations - long term portion	—	—	40,556
Accounts payable and accrued expenses	5,669	15,681	384,296
Liabilities of discontinued operation	—	(21,622)	28,730

NET CASH USED IN OPERATING ACTIVITIES	(7,242,764)	(9,943,307)	(19,148,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mining rights	—	(2,576,400)	(2,576,400)
Payments received on notes receivable	—	1,430,000	1,430,000
Increase in reclamation bond deposits	—	—	(1,715,629)
Net proceeds received from the sale of marketable securities	1,656,333	1,610,302	3,266,635
Proceeds from disposal of assets	—	74,074	207,505
Purchase of property and equipment	(33,175)	(336,485)	(435,908)

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,623,158	201,491	176,203

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	—	9,432,450	12,609,866
Proceeds from sale of preferred stock, net of issuance costs	10,227,079	1,000,000	14,511,475
Proceeds from note payable	—	500,000	500,000
Proceeds from convertible promissory notes	—	—	1,715,604
Purchase of treasury stock	(44,455)	—	(44,455)
Payments on notes payable	(23,036)	(1,549,370)	(3,439,128)
Advances to former parent company	—	—	48,745
Distribution to former parent company	(15,066)	(93,640)	(108,706)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,144,522	9,289,440	25,793,401

EFFECT OF EXCHANGE RATE ON CASH	—	—	1,649

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,524,916	(452,376)	6,822,723

CASH AND CASH EQUIVALENTS- beginning of year	3,218,191	3,670,567	920,384

CASH AND CASH EQUIVALENTS- end of year	$7,743,107	$3,218,191	$7,743,107

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,968	$197,633	$535,092
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of notes payable and accrued interest	$—	$8,315,258	$9,323,005
Issuance of common stock in connection with the conversion of a promissory note into a current private placement	$—	$—	$611,750
Issuance of preferred stock in connection with the conversion of a promissory note and accrued interest into a current private placement	$645,480	$—	$—
Issuance of additional notes payable upon assignment of debt	$—	$294,285	$294,285
Beneficial conversion feature and debt discount in connection with the issuance of convertible promissory notes	$—	$168,163	$1,883,767
Preferred stock deemed dividend	$4,101,659	$2,702,777	$10,088,832
Issuance of common stock for payment of Continental’s accrued legal fees	$—	$170,614	$170,614
Issuance of common stock for payment of accrued dividend	$—	$3,601	$3,601
Reclassification of derivative liability to equity	$—	$7,750,289	$7,750,289
Issuance of a note receivable upon sale of subsidiary	$—	$500,000	$500,000
Issuance of a note receivable in connection with sale of uranium assets pursuant to an option agreement	$—	$930,000	$930,000
Common stock and warrants issued for acquisition of mining rights	$—	$5,709,441	$5,709,441
Distribution to former parent company	$—	$517,949	$517,949
Cancellation of debt in connection with the assignment of shares	$—	$42,000	$42,000
Issuance of a note payable for purchase of mining equipment	$—	$92,145	$92,145
Cancellation of debt in connection with an assignment agreement	$—	$33,500	$33,500

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

A wholly-owned subsidiary, EXCX Funding Corp., a Nevada corporation was formed in January 2011 and held the note payable - related party (see Note 10), which was exchanged for the Company’s Series E Convertible Preferred Stock and warrants in August 2013 and was cancelled (see Note 11).

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

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss of approximately $14.0 million for the year ended December 31, 2013, approximately $7.2 million of net cash was used in operations for the year ended December 31, 2013 and has incurred a total accumulated deficit of approximately $100.0 million since its inception and requires capital for its contemplated operational and continued exploration activities. The Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The audited consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

In August 2013, the Company completed a private placement to several accredited investors for the purchase of 10,533 shares of its Series E Convertible Preferred Stock (“Series E”) and 12,639,600 warrants to purchase shares of common stock for aggregate net proceeds of approximately $10.2  million (see Note 11).

In addition, in August 2013, the Company issued 652 shares of its Series E stock and 782,400 warrants to purchase shares of common stock in exchange for the cancellation of a note payable — related party and accrued interest totaling approximately $646,000 (see Note 10).

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principle of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its majority-owned subsidiaries as of December 31, 2013. In the preparation of the consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

Use of Estimates and Assumptions

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, allowance for bad debts, the useful life of property and equipment, the assumptions used to calculate fair value of options and warrants granted and derivative liability, beneficial conversion on convertible notes payable and preferred stock, capitalized mineral rights, asset valuations, common stock issued for services, common stock issued for conversion of notes and common stock issued in connection with an acquisition.

Non-Controlling Interests in Consolidated Financial Statements

Issued in December 2007, ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements” clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2013, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Restricted Cash

Restricted cash consists of cash and investments which are held as collateral under a surface management surety bond issued on the Company’s behalf.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Depending on the product and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including a closed-form analytic formula, such as the Black-Scholes option-pricing model.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the notes payable at December 31, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

Prepaid Expenses and Other Current Assets

Prepaid expenses of $582,278 and $502,837 at December 31, 2013 and 2012, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting and business advisory services, insurance premiums, surface management surety bond premium, and mineral lease fees which are being amortized over the terms of their respective agreements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method over the estimated life of the proven and probable reserves. If in the future the Company has capitalized mineral properties, these properties will be periodically assessed for impairment. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the years ended December 31, 2013 and 2012, the Company incurred exploration cost of $3,204,629 and $5,221,001, respectively.

ASC 930-805, “Extractive Activities-Mining: Business Combinations” (“ASC 930-805”), states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 930-805. ASC 930-805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims.

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not consider it necessary to record any impairment charges of its long-lived assets at December 31, 2013 and 2012, respectively.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”) which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Position. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

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

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation”, (“ASC 718”) which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Treasury Stock

Treasury stock is accounted for using the cost method, with the purchase price of the common stock recorded separately as a deduction from stockholders’ equity.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”, which clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of this amendment is not expected to have a significant impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

On February 12, 2013 the Securities and Exchange Commission (“SEC”) declared the Company’s registration statement on Form S-1 effective. The registration statement satisfied a condition of the liquidation of Continental. As a result of the effectiveness of the Form S-1 registration statement, Continental completed its plan of liquidation, including the distribution of 76,095,215 of the Company’s shares on a pro rata basis to Continental shareholders of record as of March 1, 2013.

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

The Company accounted for such transaction pursuant to ASC 845-10, “Nonmonetary Transactions” and related subtopics for an exchange of a nonmonetary asset for a non-controlling ownership interest in a second entity. Since the Company received cash in the

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 3 — ACQUISITION, DISPOSITION AND DECONSOLIDATION (continued)

exchange of its nonmonetary assets and the cash received was greater than 25% of the fair value of the assets exchanged, the transaction was considered a monetary exchange and full or partial gain recognition is required. The fair value of the uranium mining claims exchanged approximates the Company’s carrying value which amounted to $0. In accordance with ASC 845-10, the Company recognized a gain from the sale of uranium assets of $930,000 which represents the cash collected on the note as of December 31, 2012. The Company has no actual or implied commitment, financial or otherwise, to support the operations of the new entity in any manner and the Company planned to liquidate its investment in Amicor. Consequently, the Company treated its investment in Amicor as marketable securities - available for sale with an initial basis of $0. Between February 2012 and January 2013, the Company sold all 10,000,000 shares of Amicor common stock it owned in private transactions and generated net proceeds of $1,641,933. In October 2012, Amicor changed its name to Marathon Patent Group, Inc.

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

The Company accounted for the 25,000,000 shares of Valor Gold’s common stock under ASC 845-10-S99, “Transfer of Nonmonetary Assets by Promoters or Shareholders” whereby the transfer of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company’s initial public offering normally should be recorded at the transferors’ historical cost basis determined under US GAAP. The Company recorded the 25,000,000 shares of Valor Gold at the historical cost basis of the nonmonetary assets transferred which amounted to $83,333. As a result of this transaction, during the year ended December 31, 2012, the Company recognized a gain from the sale of its subsidiaries of $2,500,000 as described above which represents the cash and note consideration to the Company pursuant to the Merger Agreement.

The issuance of 25,000,000 shares of Valor Gold’s common stock to the Company accounted for approximately 38.6% of the total issued and outstanding common stock of Valor Gold as of May 24, 2012. Between February 2013 and May 2013, the Company sold all 25,000,000 shares it owned of Valor Gold common stock in private transactions which generated net proceeds of $1,505,000. As of December 31, 2013, the Company no longer owns any shares in Valor Gold.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4 — MARKETABLE SECURITIES

Marketable securities at December 31, 2013 and 2012 consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Realized Gain from Sale of Securities	Fair Value

Marketable securities — available for sale	—	—	—	1,656,333	—

For the year ended December 31, 2013	$—	$—	$—	$1,656,333	$—

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Realized Gain from Sale of Securities	Fair Value

Marketable securities — available for sale	—	—	—	1,490,600	—

For the year ended December 31, 2012	$—	$—	$—	$1,490,600	$—

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

In April 2012, the Company sold its marketable securities — trading with a cost basis of $100,000 and generated proceeds of $119,702. The increase in fair value of $19,702 was recorded as realized gain in the statement of operations for the year ended December 31, 2012.

In January 2012, the Company received 10,000,000 restricted shares of Amicor’s common stock pursuant to the Option with Amicor (see Note 3). At the time of issuance, the Company recorded the cost of investment in accordance with ASC 845-10 and was valued at $0. Between February 2012 and December 2012, the Company sold 8,486,667 shares of Amicor’s common stock under a private transaction and generated net proceeds of $1,490,600 and has recorded a realized gain — available for sale securities of $1,490,600 during the year ended December 31, 2012.

In January 2013, the Company sold the remaining 1,513,333 shares of Amicor common stock it owned in a private transaction and generated net proceeds of $151,333. Between February 2013 and May 2013, the Company sold all 25,000,000 shares of Valor Gold common stock it owned in private transactions and generated net proceeds of $1,505,000. Consequently, the Company recorded a realized gain — available for sale securities of $1,656,333 during the year ended December 31, 2013.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 5 — MINERAL PROPERTIES (continued)

Relief Canyon Mine

Through the Company’s wholly-owned subsidiary, Gold Acquisition, the Company owns 164 unpatented lode mining claims and 120 unpatented millsites at the Relief Canyon Mine property. The property includes the Relief Canyon Mine and gold processing facilities, currently in a care and maintenance status. The Relief Canyon Mine includes three open pit mines, heap leach pads comprised of six cells, two solution ponds and a cement block constructed adsorption desorption-recovery (ADR) solution processing circuit. The ADR type process plant consists of four carbon columns, acid wash system, stripping vessel, and electrolytic cells. The process facility was completed in 2008 by Firstgold Corp and produced gold until 2009 and is currently in care and maintenance status. The facilities are generally in good condition. Most of the Relief Canyon Mine property is burdened by a production royalty equal to 2% of net smelter returns payable to Battle Mountain Gold Exploration LLC (now owned by Royal Gold).

Pershing Pass Property

The Pershing Pass property consists of over 700 unpatented mining claims covering approximately 12,000 acres and a mining lease covering approximately 600 acres.  The Pershing Pass property also includes approximately 490 unpatented lode mining claims covering approximately 9,700 acres that the Company acquired from Silver Scott Mines in March 2012 and approximately 283 unpatented lode mining claims covering about 5,660 acres owned directly by a Victoria Gold Corp. subsidiary prior to our purchase. Victoria Gold has reserved a 2% net smelter return production royalty on the 221 claims that are located outside the area of interest related to the Newmont Leased property, discussed above.  The Pershing Pass property also includes 17 unpatented mining claims acquired from a third party in April 2012 subject to a 2% net smelter return royalty, 17 unpatented mining claims that the Company located in mid-2012, and approximately 635 acres of private lands that the Company leased in January 2013.  The primary term of the lease is ten years, which may be extended as long as mineral development work continues on the property. Production from the lease is subject to a 2% net smelter return royalty on all metals produced other than gold, and to a royalty on gold indexed to the gold price, ranging from 2% at gold prices of less than $500 per ounce to 3.5% at gold prices over $1,500 per ounce. Prior to one year after commercial production, the Company can repurchase up to 3% of the royalty on gold production at the rate of $600,000 for each 1%.

In September 2013, the Company entered into a lease agreement and purchase option with Wolf Pack Gold (Nevada) Corp for 19 unpatented mining claims (approximately 400 acres) in the Pershing Pass Property.  The lease grants the Company exclusive rights to conduct mineral exploration, development and mining and an exclusive option to purchase the claims. The primary term of the lease is ten years, which may be extended as long as mineral exportation, development, or mining work continues on the property. Production from the lease is subject to a 1% net smelter return royalty on precious metals and a one-half percent net smelter royalty on all other metals produced from the lease. Prior to production, and starting in September 2016, the Company is required to pay a $10,000 per year advance minimum royalty payment to Wolf Pack Gold. The advance minimum royalty remains at $10,000 per year until September 2023 then the advance royalty payment increases to $12,500 per year.  The advance royalty payment increases to $15,000 per year in September 2028 and then $20,000 per year in September 2033.  The advance minimum royalty payments are due on or before the anniversary dates of the lease agreement. If the Company decides to exercise the purchase option, which is exercisable at any time, it can acquire the 19 unpatented mining claims from Wolf Pack Gold for $250,000.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 5 — MINERAL PROPERTIES (continued)

In order to maintain the 2006 Minerals Lease and Sublease with Newmont, the Company was required to spend approximately $1.0 million in exploration expenses in 2013. The Company has satisfied this 2013 direct drilling work commitment. Starting in 2014, the Company is required to spend $0.5 million per year on exploration expenditures or pay Newmont rental payments of $10 per acre per year. The rental payments will escalate by 5% per year. The Company has also satisfied the 2014, 2015 and 2016 direct drilling work commitments. Under the current terms of the 2006 Minerals Lease and Sublease and commencing in 2014, the annual rent, if the Company elects not to or fails to incur at least $0.5 million in exploration expenditures, would be approximately $0.1 million. Because the Company has satisfied the direct drilling work commitment for 2014, 2015 and 2016, it will not incur annual rental payments in 2014, 2015 or 2016. The Company will be required to expend $0.5 million in additional direct drilling expenditures in 2017 in order to avoid the annual rental payment requirement.

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

General

The Company has posted a statewide bond with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in an amount of approximately $5.0 million, which is currently approximately $300,000 in excess of the current coverage requirement to reclaim land disturbed in its exploration and mining operations. Previously the Company posted a reclamation bond deposit in the amount equal to the bond requirement with the BLM. In November 2013 the Company replaced the bond deposit by issuing a surface management surety bond in the amount of approximately $5.0 million through a third-party insurance underwriter. In order to issue the surface management surety bond the Company was required to place 45% of the $5.0 million bond ($2,250,000) in a collateral account. The funds deposited in the collateral account have been classified as restricted cash on the Company’s balance sheet as of December 31, 2013.

As of December 31, 2013, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required.

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	December 31, 2013	December 31, 2012
Relief Canyon Mine — Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine — Newmont Leased Properties	7,709,441	7,709,441
Pershing Pass Property	576,400	576,400

	$16,786,912	$16,786,912

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	December 31, 2013	December 31, 2012
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	234,518	220,060
Land	—	266,977	266,977
Building and improvements	5 - 25 years	730,068	727,965
Site costs	10 years	1,272,732	1,272,732
Crushing system	20 years	2,256,943	2,256,943
Process plant and equipment	10 years	3,169,442	3,166,280
Vehicles and mining equipment	5 - 10 years	695,825	682,373
		8,683,500	8,650,325
Less: accumulated depreciation		(2,232,860)	(1,263,549)

		$6,450,640	$7,386,776

For the years ended December 31, 2013 and 2012, depreciation expense amounted to $969,311 and $992,648 respectively.

NOTE 7 — NOTES PAYABLE

In March 2012, the Company received $500,000 in connection with a 5% secured promissory note (the “Bridge Note”), which was secured by certain assets of the Company’s wholly-owned subsidiaries, Arttor Gold and Noble Effort. The Company administratively issued such Bridge Note on April 10, 2012. The full amount of principal and accrued interest under the Bridge Note was due and payable on the earlier of: (x) the sale of Noble Effort and Arttor Gold, (or the sale of all or substantially all of the assets of Arttor Gold and Noble Effort) to a third party purchaser or (y) October 10, 2012. The Bridge Note was fully paid on May 29, 2012 and all obligations under the Bridge Note were fully satisfied during fiscal 2012.

In August 2012, the Company issued a note payable in the amount of $92,145 in connection with the acquisition of mining equipment. The note payable bears interest at approximately 7% per annum and is secured by a lien on the mining equipment. The note is payable in 48 equal monthly payments of $2,226 beginning in September 2012.

Notes payable — short and long term portion consisted of the following:

	December 31, 2013	December 31, 2012
Total notes payable	$59,510	$82,546
Less: current portion	(23,036)	(23,036)
Long term portion	$36,474	$59,510

NOTE 8 —CONVERTIBLE PROMISSORY NOTES

Extinguishment of the Senior Secured Convertible Promissory Notes

On August 30, 2011, the Company issued $8,000,000 of senior secured convertible promissory notes to Platinum Long Term Growth LLC (“Platinum”) and Lakewood Group LLC (“Lakewood”). All obligations under these senior secured convertible promissory notes were fully satisfied during fiscal 2012. The notes were joint and several obligations of the Company and Gold Acquisition and bore interest at a rate of 9% per annum with principal and interest payable on the first business day of each month commencing on the earlier of:

(i) 3 months after the Company or Gold Acquisition begins producing or extracting gold from the Relief Canyon Mine or (ii) 18 months after the original date of issuance of the note (the “Commencement Date”). The principal amount shall be paid in 12 equal monthly installments, with the initial payment due on the Commencement Date.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 8 —CONVERTIBLE PROMISSORY NOTES (continued)

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

On February 23, 2012, the Company entered into Note Modification Agreements, (the “Note Modification Agreements”) with the Assignees and Assignors, respectively, to extend the Maturity Date to February 23, 2014, the definition of Commencement Date to February 23, 2013 and to eliminate the prepayment penalty. The notes were convertible into shares of the Company’s common stock, at a price per share equal to $0.40, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally and are further subject to full-ratchet anti-dilution protection.

The Assignors entered into their Note Modification Agreement in exchange for (i) the issuance to Platinum of warrants to purchase an aggregate of 4,144,320 shares of common stock, (ii) the issuance to Lakewood of warrants to purchase an aggregate of 1,036,080 shares of common stock, (iii) the issuance of 1,600,000 shares of common stock to Platinum, and (iv) the issuance of 400,000 shares of common stock to Lakewood. The warrants may be exercised at any time, in whole or in part, at an exercise price of $0.40 per share. The warrants may be exercised until the fifth anniversary of their issuance and can be exercised on a cashless basis at any time. On March 29, 2012, such warrants were exercised on a cashless basis into 2,967,143 shares of common stock (see Note 12).

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

The Note Assignment and Assumption Agreement dated March 30, 2012

On March 30, 2012, the Company, Platinum and Lakewood entered into agreements to amend the notes (which had a then current principal balance of $2,960,229) (the “Note Amendments”). Under the Note Amendments, the notes were amended to provide for a $0.35 conversion price. The original holders of the notes agreed to convert $262,500 of the notes in exchange for an aggregate of 750,000 shares of the Company’s common stock. The Company accounted for the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded a loss from extinguishment of debts of $51,563 which is equal to the fair value of the shares issued in excess of the fair value issuable pursuant to the original conversion terms.

The Company also entered into a Note Assignment and Assumption Agreement on March 30, 2012 (the “March Note Assignment and Assumption Agreement”) pursuant to which the original holders assigned the remaining principal amount $2,697,729 (after such conversion discussed above) of the notes to various assignees and such assignees agreed to fully convert the acquired notes into the Company’s common stock in consideration for an aggregate purchase price of $3,256,252. A total of $2,992,014 was assigned to various assignees and the original holders waived $264,238 of the aggregate purchase price payable by the assignees for the notes under the Note Assignment and Assumption Agreement at an amended conversion price of $0.35 per share. The Company recorded a loss from extinguishment of debt of $294,285 for the year ended December 31, 2012 which represents the excess of the purchase price over the remaining principal. Such additional principal of $294,285 was considered to have an embedded beneficial conversion feature

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 8 —CONVERTIBLE PROMISSORY NOTES (continued)

because the effective conversion price was less than the fair value of the Company’s common stock and as such were treated as a discount and were valued at $168,163 which was fully amortized upon the conversion of the notes and was included in interest expense.

In connection with the March Note Assignment and Assumption Agreement, the Company accounted for the reduction of the conversion price from $0.40 to $0.35 per share and such conversion discussed below under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded a loss from extinguishment of debts of $529,911 which was equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

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

The remaining assigned amount of $1,100,000 was amended to allow for its conversion into the Company’s Series D Preferred Stock equivalent to the stated value of the Series D Preferred Stock which is $1.00 per share. Each share of Series D Preferred Stock is convertible into shares of the Company’s common stock at an effective conversion price of $0.35 per share subject to anti-dilution provisions. As such, the Company issued a total of 1,100,000 shares of Series D Preferred Stock and an additional 227,586 shares of Series D Preferred Stock in consideration for the conversion of this convertible promissory note into shares of Series D Preferred Stock. For the year ended December 31, 2012, the Company recorded a loss from extinguishment of debts of $357,635 and a preferred deemed dividend of $130,049 in connection with the issuance of the additional 227,586 shares of Series D Preferred Stock. Such shares of Series D Preferred Stock were converted into the Company’s common stock in June 2012 (see Note 11).

On March 30, 2012, the Company also amended the $2.4 million note assigned to Frost Gamma Investments Trust (“FGIT”) to allow for the conversion of this note into the Company’s Series D Preferred Stock at $1.00 per share. FGIT agreed to fully convert this note (together with accrued and unpaid interest of $21,600) into 2,421,600 shares of Series D Preferred Stock and an additional 501,021 shares of Series D Preferred Stock in consideration for the conversion of this note into shares of Series D Preferred Stock. The Company accounted for the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debts of $475,671 which was equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. For the year ended December 31, 2012, the Company recorded a loss from extinguishment of debts of $787,319 and a preferred deemed dividend of $286,298 in connection with the issuance of the additional 501,021 shares of Series D Preferred Stock. Such shares of Series D Preferred Stock were converted into the Company’s common stock in June 2012 (see Note 11).

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

As a result of the conversion of the senior secured convertible promissory notes, the Company fully amortized the remaining unamortized debt discount of $6,933,333 and has included that amount in interest expense for the year ended December 31, 2012.

Extinguishment of the 9% Secured Promissory Note

On September 14, 2011, the Company sold $1,715,604 of 9% secured promissory notes. All obligations under the 9% secured convertible promissory note was fully satisfied during fiscal 2012. The note was a joint and several obligation of the Company and its wholly-owned subsidiary, Gold Acquisition. Principal and interest under the note was payable on the first business day of each month commencing on the later of (i) thirty (30) months from the original date of issuance and (ii) ten (10) days following the payment and/or conversion in full of the senior secured promissory notes dated as of August 30, 2011, issued to Platinum and Lakewood. The note may be pre-paid, in full or in part at a price equal to 105% of the aggregate principal amount of the note plus all accrued and unpaid interest thereon at the election of the Company. The note was convertible into shares of the Company’s common stock at a

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 8 —CONVERTIBLE PROMISSORY NOTES (continued)

price equal to $0.50 per share, subject to adjustment in the event of mergers, recapitalizations, dividends and distributions applicable to shareholders generally.

On March 30, 2012, the Company amended its 9% secured promissory note to allow for the conversion into the Company’s Series D Cumulative Convertible Preferred Stock at $1.00 per share. The holder of this note agreed to fully convert the remaining note of $1,015,604 (together with accrued and unpaid interest $9,140) into 1,024,744 shares of Series D Preferred Stock and an additional 212,017 shares of Series D Preferred Stock in consideration for the conversion of this note into shares of Series D Preferred Stock. The Company accounted the reduction of the conversion price from $0.40 to $0.35 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded a loss from extinguishment of debts of $483,094 which was equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. For the year ended December 31, 2012, the Company recorded a loss from extinguishment of debts of $333,168 and a preferred deemed dividend of $121,152 in connection with the issuance of the additional 212,017 shares of Series D Preferred Stock. Such shares of Series D Preferred Stock were converted into the Company’s common stock in June 2012 (see Note 11).

As a result of the conversion of this note, the Company fully amortized the remaining unamortized debt discount of $897,117 for the year ended December 31, 2012 and included that amount in interest expense.

NOTE 9 — DERIVATIVE LIABILITY

In connection with the issuance of the 9% senior convertible promissory notes dated August 30, 2011, the Company determined that the terms of the convertible notes include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging — Contracts in an Entity’s Own Stock”, the convertible instrument was accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The gain (loss) resulting from the decrease (increase) in fair value of this convertible instrument was $0 and $(1,454,889) for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2012, the Company reclassified $7,750,289, the full amount of the derivative liability, to paid-in capital due to the conversion of the senior convertible promissory notes into common stock on March 30, 2012 (see Note 8).

The Company used the following assumptions for determining the fair value of the convertible instruments under the Black-Scholes option pricing model:

2012

Dividend rate	0%
Term (in years)	2.00 - 2.17 Years
Volatility	103% - 110%
Risk-free interest rate	0.27% - 0.33%

NOTE 10 — RELATED PARTY TRANSACTIONS

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

Note payable - related party

In February 2011, Mr. Honig, a Director of the Company advanced $2,250,000 to the Company under a Credit Facility Agreement. Between August 2011 and December 2011, the Company paid a total of $1,688,250 to Mr. Honig on the advance. Additionally, between July 2012 and October 2012, a total of $75,500 was extinguished on a non-cash basis reducing the principal balance of the note to $486,250.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 10 — RELATED PARTY TRANSACTIONS (continued)

Subsequently, in August 2013, Mr. Honig exchanged the note including accrued interest of $159,230 for Company’s Series E Convertible Preferred Stock and warrants and the Credit Facility was terminated (see Note 11).

As of December 31, 2013 and 2012, the principal balance of the note was $0 and $486,250, respectively. As of December 31, 2013 and 2012, accrued interest on this note payable — related party was $0 and $142,164, respectively.

Continental Resources Group, Inc.

In January 2013, the Company paid $15,066 of Continental’s expenses. The Company recorded such advances to additional paid in capital which represents distributions to the Company’s former parent company for a total of $15,066 and $611,589 at December 31, 2013 and 2012, respectively.  Continental was dissolved on February 27, 2013 (see Note 3).

NOTE 11 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized within the limitations and restrictions stated in the Amended and Restated Articles of Incorporation to provide by resolution or resolutions for the issuance of up to 50,000,000 shares of Preferred Stock, par value $0.0001 per share in such series and with such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as the Company’s Board of Directors establish.

Convertible Series A Preferred Stock

As of December 31, 2013 and 2012, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Convertible Series B Preferred Stock

As of December 31, 2013 and 2012, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Convertible Series C Preferred Stock

As of December 31, 2013 and 2012, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 11 — STOCKHOLDERS’ EQUITY (continued)

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

All of the proceeds from the Series D Preferred Stock Purchase Price were used to prepay (i) $800,000 of that certain senior secured convertible promissory note to Platinum and (ii) $200,000 of that certain senior secured convertible promissory note to Lakewood (see Note 8).

In accordance with ASC 505, “Equity - Dividends and Stock Splits”, the Series D Preferred Stock was considered to have an embedded beneficial conversion feature (the “ECF”) because the conversion price was less than the fair value of the Company’s common stock. This Series D Preferred Stock was fully convertible at the issuance date, therefore a portion of proceeds allocated to the Series D Preferred Stock of $1,000,000 was determined to be the value of the beneficial conversion feature and was recorded as a preferred deemed dividend. In connection with the initial sales of the Series D Preferred Stock, the initial estimated fair values allocated to the ECF were $226,629 and the fair value allocated to the warrants of $773,371 was recorded as a preferred deemed dividend on February 23, 2012.

The assumptions used valuing the warrants include:

Risk free interest rate (annual)	0.88%
Expected volatility	110%
Expected life	5 Years
Assumed dividends	none

The Company recorded a loss from extinguishment of debts for a total of $2,436,888 in connection with the note conversions and a preferred deemed dividend of $537,499 for the year ended December 31, 2012 in connection with the issuance of the additional shares of Series D Preferred Stock discussed above.

On March 30, 2012, the holder of the 400,000 shares of the Company’s Series D Preferred Stock converted his shares of Series D Preferred Stock into 1,153,143 shares of the Company’s Common Stock (which included accrued and unpaid dividends thereon). The Company recorded a preferred deemed dividend of $79,278 in connection with the conversion of the Series D Preferred Stock into the Company’s common stock at an adjusted conversion price of $0.35 per share.

In June 2012, 6,086,968 shares of Series D Preferred Stock were converted into 19,021,775 shares of the Company’s common stock. Additionally, as consideration for agreeing to convert its Series C Preferred Stock and Series D Preferred Stock, the Company issued an additional 3,000,000 shares of common stock to the preferred shareholder and such shares were valued at the fair market value on the date of grant at $0.36 per share or $1,086,000 and have been included in preferred stock deemed dividend.

The Company recognized preferred stock dividends of $21,150 related to the Series D Preferred Stock during the year ended December 31, 2012. Accrued dividends amounted to $0 and $17,550 as of December 31, 2013 and 2012, respectively. As of

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 11 — STOCKHOLDERS’ EQUITY (continued)

December 31, 2013 and 2012, there were 7,500,000 shares of Series D Preferred Stock authorized and none issued and outstanding.

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

The holders of the Series E Preferred Stock will vote on an as-converted basis on all matters on which the holders of the common stock have a right to vote.  The Company may, at any time after February 8, 2014, redeem all then outstanding Series E Preferred Stock for cash in an amount equal to 110% of the purchase price for the Series E Preferred Stock, provided that the optional redemption provisions are met as defined in the certificate of designation.  Upon liquidation, dissolution or winding up of the Company, each holder of Series E Preferred Stock is entitled to receive the greater of: (i) 110% of the purchase price of the Series E Preferred Stock, and (ii) the amount each holder would be entitled to receive if such holder’s shares of Series E Preferred Stock were converted into common stock.  Upon a change of control, all outstanding shares of Series E Preferred Stock will automatically convert into shares of common stock and the holders will also be entitled to receive a cash payment equal to 10% of the purchase price paid for the Series E Preferred Stock. The Company believes that the occurrence of the optional redemption is considered a conditional event and as a result the instrument does not meet the definition of mandatorily redeemable financial instrument based from ASC 480-10-25, “Distinguishing Liabilities from Equity”.

In August 2013, the Company completed private placements to several accredited investors for the purchase of 10,533 shares of the Company’s Series E Convertible Preferred Stock and warrants to acquire 12,639,600 shares of the Company’s common stock for aggregate net proceeds of approximately $10.2 million. Each purchaser of Series E received a 3-year warrant to acquire a number of shares of the Company’s common stock equal to 40% of the number of shares of common stock issuable upon conversion of the Series E shares. The warrants are immediately exercisable at an exercise price of $0.40 per share of the Company’s common stock, subject to adjustments in the event of stock dividends, recapitalizations or certain other transactions and expire three years from the date of issuance. The purchase price of one share of Series E Preferred Stock and the associated warrant was $990.

In accordance with ASC 505, “Equity - Dividends and Stock Splits”, the Series E Preferred Stock was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company’s common stock. The Series E Preferred Stock was fully convertible at the issuance date, therefore a portion of proceeds allocated to the Series E Preferred Stock was determined to be the value of the beneficial conversion feature and was recorded as a preferred deemed dividend. In connection with the initial sales of the Series E Preferred Stock, the initial estimated fair value allocated to the ECF was $2,188,792 and the fair value allocated to the warrants of $1,912,867 was recorded as a preferred deemed dividend in August 2013.

The assumptions used in valuing the warrants include:

Risk free interest rate (annual)	0.61% to 0.82%
Expected volatility	86%
Expected life	3 Years
Assumed dividends	none

In connection with these private placements, the Company paid legal fees of approximately $124,000 and commissions of approximately $76,000 in cash and the issuance of warrants to purchase 13,590 shares of the Company’s common stock.

Additionally, Mr. Honig exchanged the outstanding principal and accrued interest of $645,480 owed by the Company under a Credit Facility Agreement (see Note 10) for 652 shares of Series E Convertible Preferred Stock and warrants to acquire 782,400 shares of the Company’s common stock on equivalent terms to those of investors purchasing in the private placement.

As of December 31, 2013, there were 15,151 shares of Series E Preferred Stock authorized and 11,185 shares issued and outstanding.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 11 — STOCKHOLDERS’ EQUITY (continued)

Common Stock

On September 2, 2011, the Company, Empire, EXCX, Capital Hoedown, Inc. and Sheldon Finkel, the Company’s former Chief Executive Officer and former Co-Chairman of the Board of Directors (“Executive”), entered into a Separation Agreement (the “Agreement”) under which Executive resigned from all positions with the Company and each of its subsidiaries and affiliates. Pursuant to the Agreement, Executive agreed to the following:

i.	Cancellation of 750,000 shares of common stock, par value $0.001 per share, of the Company’s Common Stock owned by Executive; and
ii.

All unvested shares and options of the Company shall be cancelled and returned to the Company, other than outstanding options awarded to Executive to purchase 400,000 shares of Common Stock and additionally, Executive shall be entitled to retain 600,000 shares of Common Stock presently owned (the options to purchase 400,000 shares of Common Stock and 600,000 shares of Common Stock, the “Executive Retained Securities”). The Executive Retained Securities shall secure for collection of certain outstanding receivables of approximately $112,500, and thereafter be pledged to Lenders as collateral security for the payment by the Executive of $150,000 of indebtedness to Lenders in accordance with a payment schedule set forth in the Agreement; and

iii.	1,950,000 shares of Executive’s Common Stock shall be sold to one of the lenders of the Company; and
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

Between September 2011 and October 2011, the Company sold $1,718,000 of units pursuant to subscription agreements for an aggregate sale of 3,436,000 units, at a purchase price of $0.50 per unit. Each unit consists of: (i) one share of common stock and (ii) a two year warrant to purchase 50% percent of the number of shares of common stock (1,718,000 warrants) at an exercise price of $0.60 per share. The warrants may be exercised until the second anniversary of their issuance at a cash exercise price of $0.60 per share, subject to adjustment. The warrants may be exercised on a cashless basis at any time at 100% of the closing price for the common stock on the business day immediately prior to the exercise.

Between October 2011 and December 2011, the Company sold $1,830,000 of units pursuant to subscription agreements for an aggregate sale of 4,575,000 units. Additionally, on November 29, 2011, the holder of the Company’s 6% note payable converted $611,750 principal balance of the note into an aggregate of 1,529,375 of units. Each unit was sold for a purchase price of $0.40 per unit and consists of: (i) one share of common stock and (ii) a two-year warrant to purchase fifty percent of the number of shares of common stock (3,052,188 warrants) purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events. The warrants may be exercised at any time on a cashless basis at 100% of the closing price for the common stock on the business day immediately prior to the date of exercise. During the year ended December 31, 2011, the Company paid placement agent fees of $370,583 in cash to broker-dealers in connection with the sale of the above units.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 11 — STOCKHOLDERS’ EQUITY (continued)

On September 29, 2011, the Company issued 4,429,415 shares of common stock in connection with the exercise of the 9,853,188 Series C Preferred Warrants on a cashless basis. Additionally, in September 2011, the Company issued 866,065 shares of common stock in connection with the exercise of these 1,678,000 warrants on a cashless basis.

In October 2011, the Company issued 500,000 shares of the Company’s common stock in connection with a public and investor relations agreement. The Company valued these common shares at the fair market value on the date of grant at $0.971 per share or $485,500. Accordingly, the Company recognized stock based consulting expense of $485,500 during the year ended December 31, 2011.

In November 2011, the Company and a consultant agreed to terminate public relations and consulting agreement in consideration for (i) a cash payment of $50,000 and (iii) the issuance of 50,000 shares of the Corporation’s common stock.  The Company valued the 50,000 common shares at the fair market value on the date of grant at $0.68 per share or $34,000.

In December 2011, the Company issued 600,000 shares of the Company’s common stock in connection with an advisory and consulting agreement. The consultant previously acted as a placement agent of Continental whereby the consultant received warrants to purchase Continental’s common stock. Such warrants were assumed by the Company pursuant to the asset purchase agreement entered into with Continental. Additionally, the consultant agreed to cancel 1,056,046 assumed warrants and waive any right to receive the Company’s warrants. The Company valued these common shares at the fair market value on the date of grant at $0.53 per share or $318,000. Accordingly, the Company recognized stock based consulting expense of $318,000 during the year ended December 31, 2011.

On October 31, 2011, the Company entered into amendment agreements with holders of the Company’s 5% convertible promissory notes dated as of February 1, 2011 in the aggregate principal amount of $750,000. Pursuant to the amendment agreements, the fixed conversion price was adjusted from $1.00 to $0.65. The note holders, including Company Board Member Barry Honig, converted their outstanding notes to the Company’s common stock at a conversion price of $0.65 per share. In total, $750,000 of notes was converted, plus accrued interest of $27,555, with the Company issuing 1,196,238 shares in exchange. The Company accounted the reduction of the original conversion price from $1.00 to $0.65 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded interest expense of $230,192 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. As of December 31, 2011, principal and accrued interest on these convertible promissory notes amounted to $0.

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

Between October 2011 and December 2011, 7,500,000 shares of Series B Preferred Stock were converted into 7,500,000 shares of common stock.

In December 2011, 750,000 Series A Preferred Stock were converted into 750,000 shares of common stock.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 11 — STOCKHOLDERS’ EQUITY (continued)

Between January 2012 and February 2012, the Company sold an aggregate of 2,237,500 units with net proceeds to the Company of $847,500. Each unit was sold for a purchase price of $0.40 per unit and consisted of: (i) one share of common stock and (ii) a two-year warrant to purchase 50% (1,118,750 warrants) of the number of shares of common stock purchased at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events. The warrants may be exercised at any time on a cashless basis at 100% of the closing price for the common stock on the business day immediately prior to the date of exercise. The Company agreed to file a “resale” registration statement with the SEC covering all shares of common stock and shares of common stock underlying the warrants (including as issued to placement agents) within 60 days of the final closing date of the sale of any units and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the final closing on the sale of units.

The Company was obligated to pay to investors a fee of one (1%) per month in cash for every thirty day period up to a maximum of six (6%) percent, (i) that the registration statement has not been filed after the filing date, and (ii) following the effectiveness date that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC.

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

On February 9, 2012, the Company issued 12,000,000 shares of restricted common stock to Stephen Alfers, the Company’s Chief Executive Officer, pursuant to his employment agreement. On February 8, 2013, the Company and Mr. Alfers amended his employment agreement, at the Company’s request, to extend the vesting of 6,000,000 shares of restricted stock until March 14, 2014. These shares originally would have vested on February 9, 2013. On December 23, 2013, the Company and Mr. Alfers entered into the second amendment to his employment agreement dated as of February 9, 2012 whereby the vesting of 6,000,000 restricted shares, of a total of 12,000,000 restricted shares, was accelerated from March 14, 2014 to December 26, 2013.  The vesting schedule for the remaining shares, 3,000,000 shares vesting on February 9, 2014 and 3,000,000 shares vesting on February 9, 2015, remains unchanged.

On March 20, 2012, the Company issued 250,000 shares of common stock to a third party in consideration for payment of legal services rendered of $129,028 and Continental’s accrued legal fees of $170,614 for a total amount of $299,642. The Company valued these common shares for $299,642.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 11 — STOCKHOLDERS’ EQUITY (continued)

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

On May 24, 2012, in connection with the Merger Agreement between the Company, Red Battle, and Valor Gold, the Company cancelled 1,750,000 shares of the Company’s common stock. The Company valued these cancelled common shares at par value.

On June 18, 2012, the Company granted 3,000,000 shares of restricted common stock to a director of the Company that were valued at fair market value on the date of grant at approximately $0.34 per share. These restricted shares vest one third at the end of each of the first three years following the date of issuance.

On June 18, 2012, the Company issued 5,000,000 shares of restricted common stock to Mr. Alfers that were valued at fair market value on the date of grant at approximately $0.34 per share. These restricted shares shall vest one third at the end of each of the first three years following the date of issuance. On February 8, 2013, the Company and Mr. Alfers amended, at the Company’s request, the related restricted stock agreement to extend the vesting schedule of the first one third of the shares until March 14, 2014.  These shares originally would have vested on June 18, 2013. On December 23, 2013, the Company and Mr. Alfers entered into the first amendment to the restricted stock agreement to amend that certain restricted stock agreement by and between the Company and Mr. Alfers whereby the vesting of 1,666,667 restricted shares, of a total of 5,000,000 restricted shares, was accelerated from March 14, 2014 to December 26, 2013.  The vesting schedule for the remaining shares, with approximately half of the remaining shares vesting on June 18, 2014 and approximately half the remaining shares vesting on June 18, 2015, remains unchanged.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 11 — STOCKHOLDERS’ EQUITY (continued)

On November 21, 2012, the Company issued 200,000 shares of restricted common stock to Eric Alexander, the Company’s Vice President of Finance and Controller and which were valued at fair market value on the date of grant at approximately $0.35 per share. On February 8, 2013, the Company and Mr. Alexander amended, at the Company’s request, his restricted stock agreement to extend vesting of the first one third of his grant until March 14, 2014. These shares originally would have vested on November 30, 2013.

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

On November 1, 2013, pursuant to an employment agreement, the Company granted 125,000 shares of restricted common stock to an employee of the Company which was valued at fair market value on the date of grant at approximately $0.36 per share. These restricted shares vest one third at the end of each of the first three years from the date of issuance.

On December 16, 2013, the Company granted an aggregate of 2,500,000 shares of restricted common stock to certain employees and consultants of the Company, which were valued at fair market value on the date of grant at approximately $875,000 or $0.35 per share. The shares granted to employees (1,300,000) vest one third on the date of grant and one third at the end of each of the years ending two and three years after the date of issuance. These remaining restricted shares issued to consultants vest one third at the end of each of the first three years from the date of issuance.

During the years ended December 31, 2013 and 2012, the Company recorded stock-based compensation expense in connection with restricted stock awards of $4,772,162 and $5,048,047, respectively.  At December 31, 2013, there was a total of $3,527,461 unrecognized compensation expense in connection with restricted stock awards.

Common Stock Options

A summary of the Company’s stock options as of December 31, 2013 and 2012 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	3,548,000	$1.11	8.45
Granted	32,250,000	0.39	10.0
Exercised	—	—	—
Forfeited	(500,000)	0.81	8.59
Cancelled	—	—	—
Balance at December 31, 2012	35,298,000	0.42	9.11
Granted	350,000	0.42	4.14
Exercised	—	—	—
Forfeited	(2,748,000)	1.17	7.00
Cancelled	—	—	—
Balance outstanding at December 31, 2013	32,900,000	$0.40	8.18
Options exercisable at end of year	32,000,000	$0.40
Options expected to vest	900,000
Weighted average fair value of options granted during the period		$0.24

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 11 — STOCKHOLDERS’ EQUITY (continued)

Stock options outstanding at December 31, 2013 as disclosed in the above table have approximately $26,000 intrinsic value at the end of the year.

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

On February 9, 2012, the holders of approximately 53% of the outstanding shares of the Company’s common stock voted in favor of the adoption of the Company’s 2012 Equity Incentive Plan (the “2012 Plan”).  The Board approved the 2012 Plan on February 9, 2012, which reserves 40,000,000 shares of common stock for issuance thereunder in the form of qualified incentive stock options, non-qualified stock options and restricted stock grants, issuable to the Company’s officers, directors, employees and consultants. As of December 31, 2013, there are 500,000 shares remaining available for future issuances of stock-based awards under the 2012 Plan.

On February 9, 2012, the Company granted 10,000,000 10-year options to purchase shares of common stock at $0.45 to the Company’s CEO. The options were valued at approximately $0.45 per option or a total of $4,537,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.49 per share, volatility of 110%, expected term of 10 years, and a risk free interest rate of 2.04%.

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

On April 6, 2012, pursuant to a consulting agreement, the Company agreed to pay Mr. Honig, a director of the Company, a ten-year option to purchase 12,000,000 shares of the Company’s common stock, exercisable at $0.35 per share which vested in full on the date of issuance. The 12,000,000 options were valued on the grant date at approximately $0.39 per option or a total of $4,633,200 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.46 per share, volatility of 105%, expected term of 6 years, and a risk free interest rate of 0.89%.  Additionally, in April 2012, the Company paid a one-time payment of $200,000 to Mr. Honig pursuant to the consulting agreement.

On June 18, 2012, the Company granted an aggregate of 6,000,000 10-year options to purchase shares of common stock exercisable at $0.34 per share to the Company’s CEO and Mr. Honig, a director of the Company. The 6,000,000 options were valued on the grant date at approximately $0.28 per option or a total of $1,660,200 using a Black-Scholes option pricing model with the following assumptions: stock price of 0.34 per share, volatility of 107%, expected term of 6 years, and a risk free interest rate of 0.69%.

On June 18, 2012, the Company granted an aggregate of 2,700,000 10-year options to purchase shares of common stock at $0.34 per share which vests 25% on date of issuance; 25% on each of December 31, 2012; December 31, 2013 and December 31, 2014 to a former director of the Company, three employees and three consultants of the Company. The 2,700,000 options were valued on the grant date at approximately $0.28 per option or a total of $747,090 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.34 per share, volatility of 107%, expected term of 6 years, and a risk free interest rate of 0.69%.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 11 — STOCKHOLDERS’ EQUITY (continued)

Between July 2012 and September 2012, the Company granted 150,000, 4 year options to purchase shares of common stock to a consultant and 300,000, 10 year options to purchase shares of common stock to an employee at exercise prices ranging between $0.31 to $0.36 per share pursuant to an employment and consulting agreement. These options were subject to vesting periods per the terms of their agreement. The 450,000 options were valued on the grant date ranging from approximately $0.24 to $0.28 per option or a total of $119,895 using a Black-Scholes option pricing model with the following assumptions: stock price ranging from $0.31 to $0.36 per share, volatility ranging from $99% to 103%, expected term of 4 to 6 years, and a risk free interest rate of 0.62% to 0.67%.

On February 12, 2013, the Board approved the adoption of a 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants.  Pursuant to the terms of the 2013 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 40 million shares of common stock are issuable pursuant to awards under the 2013 Plan. As of December 31, 2013, there were 29,375,000 shares remaining available for future issuances of stock-based awards under the 2013 Plan.

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

In March 2013, the Company extended the exercise period of stock options to purchase 500,000 shares of common stock previously granted to the Company’s former Vice President of Finance and Administration and director on June 18, 2012. The exercise period was extended to December 31, 2013 from March 31, 2013. The Company valued the extension of the option period utilizing the Black-Scholes option pricing model using the following assumptions: estimated volatility of 92%, risk-free interest rate of 0.14%, no dividend yield, and an expected life of 0.75 years, and recorded $35,079 as stock based compensation during the year ended December 31, 2013. Such options were forfeited on December 31, 2013.

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

During the years ended December 31, 2013 and 2012, the Company recorded stock based compensation expense related to options of $383,555 and $13,163,509, respectively. At December 31, 2013, there was a total of $96,845 of unrecognized compensation expense related to non-vested options.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of December 31, 2013 and 2012 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	35,603,142	$2.64	3.94
Granted	24,482,741	0.56	4.59
Cancelled	(32,430,954)	2.83	3.86
Forfeited	—	—	—
Exercised	(11,399,150)	0.42	4.64
Balance at December 31, 2012	16,255,779	$0.54	2.42
Granted	13,435,590	0.40	3.00
Cancelled	(3,446,748)	0.65	0.60
Forfeited	—	—	—
Exercised	—	—	—
Balance at December 31, 2013	26,244,621	$0.45	2.22
Warrants exercisable at December 31, 2013	26,244,621	$0.45	2.22

Weighted average fair value of options granted during the year ended December 31, 2013		$0.17

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

For the years ended December 31, 2013 and 2012, the Company recognized stock based compensation of $0 and $165,730, respectively, which represents the portion of the vested replacement warrants awards attributable to post-combination services due to the assumption of the stock warrants of Continental during fiscal 2011 and was accounted for under ASC 805-30-30-9 (“Acquirer Share-Based Payment Awards Exchanged for Awards Held by the Acquiree’s Employees).

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

On February 23, 2012, the Company entered into a Stock Purchase Agreement with two subscribers and sold 1,000,000 shares of the Series D Preferred Stock and an aggregate of 8,750,000 warrants to acquire shares of Common Stock for an aggregate purchase price of $1,000,000. On March 29, 2012, the Company issued 2,967,143 shares of common stock in connection with the exercise of 5,250,000 stock warrants on a cashless basis.

On February 23, 2012, as previously discussed, in connection with a Note Modification Agreement, the Company issued warrants to purchase an aggregate of 4,144,320 shares of common stock to Platinum and warrants to purchase an aggregate of 1,036,080 shares of common stock to Lakewood (see Note 8). The warrants may be exercised at any time, in whole or in part, at an exercise price of $0.40 per share until the fifth anniversary of their issuance. The warrants may be exercised on a cashless basis at any time. In February 2012, the Company issued 2,925,601 shares of common stock in connection with the exercise of these 5,180,400 stock warrants on a cashless basis.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 11 — STOCKHOLDERS’ EQUITY (continued)

In May 2013, the Company paid a total of $45,484 in connection with the cancellation of 3,446,748 warrants to acquire the Company’s common stock. This was reflected as warrant settlement expense in the Company’s Statement of Operations during the year ended December 31, 2013.

In August 2013, as part of the Series E Preferred Stock private placement, the Company issued a total of 13,435,590 3-year warrants to purchase shares of the Company’s common stock at an exercise price of $0.40 per share.

Treasury Stock

The Company accounts for treasury stock under the cost method. On December 16, 2013, the Company repurchased 127,015 shares of its common stock from certain employees of the Company for $44,455. Such purchase price of the treasury stock is reflected separately as a deduction from stockholders’ equity.

NOTE 12 — NET LOSS PER COMMON SHARE

Net loss per common share is calculated in accordance with ASC Topic 260, “Earnings Per Share”. Basic loss per share is computed by dividing net loss available to common stockholders, adjusted for preferred dividends, by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include anti-dilutive common stock equivalents in the weighted average shares outstanding. The following table sets forth the computation of basic and diluted loss per share:

	For the year ended December 31, 2013	For the year ended December 31, 2012

Numerator:
Loss from continuing operations available to common stockholders	$(18,205,047)	$(51,776,676)
Loss from discontinued operations	$—	$(50,298)

Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	272,620,776	219,530,283

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.07)	$(0.24)
Loss from discontinued operations	$(0.00)	$(0.00)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	December 31, 2013	December 31, 2012
Common stock equivalents:
Stock options	32,900,000	35,298,000
Stock warrants	26,244,621	16,255,779
Convertible preferred stock	33,555,000	—

	92,699,621	51,553,779

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 13 — DISCONTINUED OPERATIONS

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

The following table sets forth for the years ended December 31, 2013 and 2012 indicated selected financial data of the Company’s discontinued operations of its sports and entertainment business.

	December 31, 2013	December 31, 2012
Revenues	$—	$—
Cost of sales	—	—
Gross profit (loss)	—	—
Operating and other non-operating expenses	—	(50,298)

Loss from discontinued operations	—	(50,298)
Gain from sale of sports and entertainment business	—	—
Loss from discontinued operations	$—	$(50,298)

NOTE 14 — COMMITMENTS AND CONTINGENCIES

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

2014	$46,207
2015 and thereafter	15,535
$61,742

Rent expense was $45,012 and $28,050 for the years ended December 31, 2013 and 2012, respectively.

Mining Leases

As more fully discussed in Note 5 — Mineral Properties the Company leases certain mineral properties on its Pershing Pass Property. The future minimum lease payments under these mining leases are as follows:

2014	$10,000
2015	10,000
2016	20,000
2017	25,000
2018	25,000
Thereafter	117,500
$207,500

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 14 — COMMITMENTS AND CONTINGENCIES (continued)

The Company incurred mining lease payments of $25,000 and $10,000 for the years ended December 31, 2013 and 2012, respectively.

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

Gold Acquisition Corp., v FirstGold Corp. et al (Case No. 12-05013-GWZ)

On or about February 29, 2012, Gold Acquisition Corp. (“GAC”) commenced an adversary proceeding in the United States Bankruptcy Court for the District of Nevada against FirstGold, Terence Lynch and Relief Gold Group, and moved, by order to show cause, for a preliminary injunction and temporary restraining order staying the prosecution of the above-referenced action pending in the Southern District. The motion for a preliminary injunction was denied on or about March 15, 2012. Firstgold filed a motion to dismiss the complaint on April 23, 2012. On June 27, 2012, the Court ordered a “stand still” of this litigation, effectively staying any further action, until December 12, 2012, extended until the hearing on the Adversary Complaint Defendants’ Motion to Dismiss scheduled for May 2013.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 15 - INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $28.9 million at December 31, 2013, expiring through the year 2033. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Tax benefit computed at “expected” statutory rate	$(4,795,151)	$(16,695,036)
State income taxes, net of benefit	—	—
Permanent differences :
Stock based compensation and consulting	866,305	240,786
Prior year true-ups	(439,456)	—
Loss (gain) from change in fair value of derivative liability	—	494,700
Amortization of debt discount, deferred financing cost, and other non-cash interest	—	3,768,000
Stock based settlement expense	—	1,660,300
Loss on extinguishment of debts	—	1,621,700
Other	(17,014)	55,334
Increase in valuation allowance	4,385,316	8,854,216
Net income tax benefit	$—	$—

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Computed “expected” tax expense (benefit)	(34.0)%	(34.0)%
State income taxes	0%	0%
Permanent differences	2.91%	15.5%
Change in valuation allowance	31.09%	18.5%

Effective tax rate	0.0%	0.0%

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY SAGEBRUSH GOLD LTD.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 15 - INCOME TAXES (continued)

The Company has a deferred tax asset which is summarized as follows at December 31, 2013 and 2012:

Deferred tax assets:

	December 31, 2013	December 31, 2012
Net operating loss carryover	$9,812,057	$6,694,996
Stock based compensation	7,461,894	6,940,860
Stock held for sale	—	(1,131,290)
Depreciable and depletable assets	(469,134)	1,145,470
Mining explorations	620,492	836,910
Capital loss carryforward	1,482,863	271,490
Other	6,800	(228,780)
Less: valuation allowance	(18,914,972)	(14,529,656)
Net deferred tax asset	$—	$—

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2013, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by approximately $4.4 million.

NOTE 16 — SUBSEQUENT EVENTS

During February and March 2014 certain holders of the Company’s Series E Convertible Preferred Stock converted 1,473 shares into 4,419,000 shares of common stock of the Company in accordance with the Series E certificate of designation. The conversion rate applied to these exchanges was 3,000 shares of common stock for each share of Series E which was equivalent to a conversion price of $0.33 per share of common stock.