Form 10-Q
period 2014-03-31
Pershing Gold Corp.
filed 2014-05-15
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2014, there were 280,284,495 shares of common stock, par value $0.0001, outstanding.

PERSHING GOLD CORPORATION

ITEM 1 Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,514,171	$7,743,107
Restricted cash	2,250,000	2,250,000
Other receivables	—	17,276
Prepaid expenses and other current assets	451,445	582,278

Total Current Assets	8,215,616	10,592,661

NON - CURRENT ASSETS:
Property and equipment, net	6,279,118	6,450,640
Mineral rights	16,786,912	16,786,912
Reclamation bond deposit	25,000	25,000
Deposits	3,884	3,884

Total Non - Current Assets	23,094,914	23,266,436

Total Assets	$31,310,530	$33,859,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$516,863	$624,753
Note payable - current portion	23,099	23,036

Total Current Liabilities	539,962	647,789

LONG-TERM LIABILITIES:
Note payable - long term portion	35,805	36,474

Total Liabilities	575,767	684,263

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of March 31, 2014 and December 31, 2013)	—	—
Convertible Series B Preferred stock ($.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding as of March 31, 2014 and December 31, 2013)	—	—
Convertible Series C Preferred stock ($.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding as of March 31, 2014 and December 31, 2013)	—	—
Convertible Series D Preferred stock ($.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of March 31, 2014 and December 31, 2013)	—	—
Convertible Series E Preferred stock ($.0001 Par Value; 15,151 Shares Authorized; 9,656 and 11,185 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively)	1	1
Common stock ($.0001 Par Value; 500,000,000 Shares Authorized; 280,754,023 and 275,917,023 shares issued and 280,134,495 and 275,790,008 outstanding as of March 31, 2014 and December 31, 2013, respectively)	28,076	27,592
Additional paid-in capital	134,054,898	133,201,209
Treasury stock, at cost, (619,528 and 127,015 shares as of March 31, 2014 and December 31, 2013, respectively)	(225,876)	(44,455)
Accumulated deficit	(14,901,794)	(14,901,794)
Accumulated deficit since inception of exploration stage (September 1, 2011)	(88,220,542)	(85,107,719)

Total Stockholders’ Equity	30,734,763	33,174,834

Total Liabilities and Stockholders’ Equity	$31,310,530	$33,859,097

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION  AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
			Inception of
			Exploration stage
	For the three months ended March 31,		(September 1, 2011) through
	2014	2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$—	$—	$—

Operating expenses:
Compensation and related taxes	1,276,128	1,634,243	29,161,652
Exploration cost	534,726	415,472	10,760,378
Consulting fees	277,793	345,533	9,762,480
General and administrative expenses	1,023,010	1,103,876	10,457,880

Total operating expenses	3,111,657	3,499,124	60,142,390

Operating loss from continuing operations	(3,111,657)	(3,499,124)	(60,142,390)

OTHER INCOME (EXPENSES):
Other income	—	—	80,000
Gain from sale of uranium assets pursuant to an option agreement	—	—	930,000
Gain from sale of subsidiaries	—	—	2,500,000
Loss from extinguishment of debts	—	—	(4,769,776)
Change in fair value of derivative liability	—	—	5,447,917
Loss from disposal of assets	—	—	(192,759)
Warrant settlement expense	—	—	(9,727,680)
Realized gain - trading securities	—	—	19,702
Realized gain - available for sale securities	—	451,333	3,146,933
Share of loss of equity method investee	—	—	(83,333)
Interest expense and other finance costs, net of interest income	(1,166)	(8,707)	(15,949,024)

Total other income (expenses) - net	(1,166)	442,626	(18,598,020)

Loss from continuing operations before provision for income taxes	(3,112,823)	(3,056,498)	(78,740,410)

Provision for income taxes	—	—	—

Loss from continuing operations	(3,112,823)	(3,056,498)	(78,740,410)

Discontinued operations:
Gain from discontinued operations, net of tax	—	—	802,367

Net loss	(3,112,823)	(3,056,498)	(77,938,043)

Less: Net loss attributable to non-controlling interest	—	—	(172,517)

Net loss attributable to Pershing Gold Corporation	(3,112,823)	(3,056,498)	(78,110,560)

Preferred deemed dividend	—	—	(10,088,832)

Preferred stock dividend	—	—	(21,150)

Net loss available to common stockholders	$(3,112,823)	$(3,056,498)	$(88,220,542)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.01)	$(0.01)	$(0.38)
Loss from discontinued operations	0.00	0.00	0.00
	$(0.01)	$(0.01)	$(0.38)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	277,847,383	270,090,916	234,007,301

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION  AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
			Inception of
			Exploration stage
	For the three months ended March 31,		(September 1, 2011) through
	2014	2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Pershing Gold Corporation	$(3,112,823)	$(3,056,498)	(78,110,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	243,023	245,958	2,530,910
Bad debts	—	—	513,333
Bad debts in connection with discontinued operations	—	—	65,300
Amortization of debt discounts and deferred financing cost	—	—	12,049,972
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	—	—	116,669
Loss from extinguishment of debts	—	—	4,769,776
Change in fair value of derivative liability	—	—	(5,447,917)
Interest expense in connection with the note modification	—	—	3,022,186
Interest expense in connection with the conversion of notes payable	—	—	230,192
Interest expense in connection with the cancellation of debt and assignment of shares agreement	—	—	61,500
Gain from disposal of discontinued operations	—	—	(1,134,448)
Loss from disposal of assets	—	—	192,759
Non-controlling interest	—	—	172,348
Realized gain - available for sale securities	—	(451,333)	(3,146,933)
Realized gain - trading securities	—	—	(19,702)
Gain from sale of subsidiary	—	—	(500,000)
Share of loss of equity method investee	—	—	83,333
Common stock issued and included in settlement expense	—	—	9,644,696
Stock-based compensation	854,173	1,395,136	28,191,406
Gain from sale of uranium assets pursuant to an option agreement	—	—	(930,000)

Changes in operating assets and liabilities:
Restricted cash - current portion	—	—	(929,183)
Other receivables	17,276	77,364	86,575
Prepaid expenses - current portion and other current assets	130,833	196,474	1,810,123
Assets of discontinued operations - current portion	—	—	141,378
Prepaid expenses - long-term portion	—	—	41,912
Restricted cash - long-term portion	—	—	500,000
Reclamation bond deposit	—	—	4,524,745
Assets of discontinued operations - long term portion	—	—	40,556
Accounts payable and accrued expenses	(102,984)	43,944	281,312
Liabilities of discontinued operation	—	—	28,730

NET CASH USED IN OPERATING ACTIVITIES	(1,970,502)	(1,548,955)	(21,119,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mining rights	—	—	(2,576,400)
Payments received on notes receivable	—	—	1,430,000
Increase in reclamation bond deposits	—	—	(1,715,629)
Net proceeds received from the sale of marketable securities	—	451,333	3,266,635
Proceeds from disposal of assets	—	—	207,505
Purchase of property and equipment	(71,501)	(19,548)	(507,409)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(71,501)	431,785	104,702

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	—	—	12,609,866
Proceeds from sale of preferred stock, net of issuance costs	—	—	14,511,475
Proceeds from note payable	—	—	500,000
Proceeds from convertible promissory notes	—	—	1,715,604
Purchase of treasury stock	(181,421)	—	(225,876)
Payments on notes payable	(5,512)	(3,839)	(3,444,640)
Advances to former parent company	—	—	48,745
Distribution to former parent company	—	(15,066)	(108,706)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(186,933)	(18,905)	25,606,468

EFFECT OF EXCHANGE RATE ON CASH	—	—	1,649

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,228,936)	(1,136,075)	4,593,787

CASH AND CASH EQUIVALENTS- beginning of period	7,743,107	3,218,191	920,384

CASH AND CASH EQUIVALENTS- end of period	$5,514,171	$2,082,116	$5,514,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,166	$1,413	$536,258
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of notes payable and accrued interest	$—	$—	$9,323,005
Issuance of common stock in connection with the conversion of a promissory note into a current private placement	$—	$—	$611,750
Issuance of preferred stock in connection with the conversion of a promissory note and accrued interest into a current private placement	$—	$—	$645,480
Issuance of additional notes payable upon assignment of debt	$—	$—	$294,285
Beneficial conversion feature and debt discount in connection with the issuance of convertible promissory notes	$—	$—	$1,883,767
Preferred stock deemed dividend	$—	$—	$10,088,832
Issuance of common stock for payment of Continental’s accrued legal fees	$—	$—	$170,614
Issuance of common stock for payment of accrued dividend	$—	$—	$3,601
Reclassification of derivative liability to equity	$—	$—	$7,750,289
Issuance of a note receivable upon sale of subsidiary	$—	$—	$500,000
Issuance of a note receivable in connection with sale of uranium assets pursuant to an option agreement	$—	$—	$930,000
Common stock and warrants issued for acquisition of mining rights	$—	$—	$5,709,441
Distribution to former parent company	$—	$—	$517,949
Cancellation of debt in connection with the assignment of shares	$—	$—	$42,000
Issuance of a note payable for purchase of mining equipment	$—	$—	$92,145
Cancellation of debt in connection with an assignment agreement	$—	$—	$33,500

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

A wholly-owned subsidiary, EXCX Funding Corp., a Nevada corporation was formed in January 2011 and held the note payable - related party, which was exchanged for the Company’s Series E Convertible Preferred Stock (“Series E Stock”) and warrants in August 2013 and was cancelled. On April 6, 2014 EXCX Funding Corp. was liquidated and dissolved.

On August 30, 2011, the Company, through its wholly-owned subsidiary, Gold Acquisition Corp. (“Gold Acquisition”) acquired the Relief Canyon Mine property (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada, for an aggregate purchase price consisting of: (i) $12,000,000 cash and (ii) $8,000,000 in senior secured convertible promissory notes.

A wholly-owned subsidiary, Pershing Royalty Company, a Delaware corporation, was formed on May 17, 2012 to hold royalty interests in two gold exploration properties.

Going concern

The Company is in the exploration stage and does not generate revenues to meet its operating expenses.

These condensed consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss of approximately $3.1 million for the three months ended March 31, 2014, has used $2.0 million of net cash in operations for the three months ended March 31, 2014, has incurred a total cumulative deficit of approximately $103.1 million since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

In August 2013, the Company completed a private placement to several accredited investors for the purchase of 10,533 shares of its Series E Stock and 12,639,600 warrants to purchase shares of common stock for aggregate net proceeds of approximately $10.2 million (see Note 8).

In addition, in August 2013, the Company issued 652 shares of its Series E Stock and 782,400 warrants to purchase shares of common stock in exchange for the cancellation of a note payable — related party and accrued interest totaling approximately $646,000 (see Note 8).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the condensed consolidated financial statements of the Company as of March 31, 2014. All intercompany transactions and balances have been eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests. Prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation and all transactions relating to the sports and entertainment business are included in discontinued operations. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2014, and the results of operations and cash flows for the three months ended March 31, 2014 have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2013, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2014. The consolidated balance sheet as of December 31, 2013 was derived from those financial statements.

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

MARCH 31, 2014

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2014, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

MARCH 31, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company classified the investments in marketable securities available for sale as Level 3, adjusted for the effect of restriction. The securities were restricted and cannot be readily resold by the Company absent a registration of the sale of those securities under the Securities Act of 1933, as amended (the “Securities Act”) or the availability of an exemption from the registration. Unrealized gains or losses on marketable securities available for sale were recognized as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale were reflected in net income for the period in which the security was liquidated. At the end of each period, the Company evaluated the carrying value of the marketable securities for a decrease in value. The Company evaluated the entity underlying these marketable securities to determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be “other- than- temporary”, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is charged to earnings.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market values based on the short-term maturity of these instruments. The carrying amount of the note payable at March 31, 2014 approximates its respective fair value based on the Company’s incremental borrowing rate.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid expenses

Prepaid expenses — current portion of $451,445 and $582,278 at March 31, 2014 and December 31, 2013, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting and business advisory services, insurance premiums and mineral lease fees which are being amortized over the terms of their respective agreements.

Mineral property acquisition and exploration costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method over the estimated life of the proven and probable reserves. If in the future the Company has capitalized mineral properties, these properties will be periodically assessed for impairment. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the three months ended March 31, 2014 and 2013, the Company incurred exploration cost of $534,726 and $415,472, respectively.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”. The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable. Long-lived assets in the exploration stage are monitored for impairment based on factors such as the Company’s continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company’s continued plans to fund exploration programs on the property, and whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered. The tests for long-lived assets in the exploration stage are monitored for impairment based on factors such as current market value of the long-lived assets and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges of its long-lived assets at March 31, 2014 and December 31, 2013, respectively.

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

Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Related party transaction

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

NOTE 3 — MARKETABLE SECURITIES

In January 2013, the Company sold the remaining 1,513,333 shares of American Strategic Minerals Corp.  common stock it owned in a private transaction and generated net proceeds of $151,333. In February 2013, the Company sold 3,000,000 shares of Valor Gold Corp. common stock under a private transaction and generated net proceeds of $300,000. The Company recorded a realized gain — available for sale securities of $0 and $451,333 during the three months ended March 31, 2014 and 2013, respectively.

NOTE 4 — MINERAL PROPERTIES

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

Pershing Pass Property

The Pershing Pass property consists of over 700 unpatented mining claims covering approximately 12,000 acres and a mining lease covering approximately 600 acres.  The Pershing Pass property also includes approximately 490 unpatented lode mining claims covering approximately 9,700 acres that the Company acquired from Silver Scott Mines in March 2012 and approximately 283 unpatented lode mining claims covering about 5,660 acres owned directly by a Victoria Gold Corp. subsidiary prior to our purchase. Victoria Gold has reserved a 2% net smelter return production royalty on the 221 claims that are located outside the area of interest related to the Newmont Leased property, discussed above.  The Pershing Pass property also includes 17 unpatented mining claims acquired from a third party in April 2012 subject to a 2% net smelter return royalty, 17 unpatented mining claims that the Company located in mid-2012, and approximately 635 acres of private lands that the Company leased in January 2013.  The primary term of

PERSHING GOLD CORPORATION AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4 — MINERAL PROPERTIES (continued)

the lease is ten years, which may be extended as long as mineral development work continues on the property. Production from the lease is subject to a 2% net smelter return royalty on all metals produced other than gold, and to a royalty on gold indexed to the gold price, ranging from 2% at gold prices of less than $500 per ounce to 3.5% at gold prices over $1,500 per ounce. Prior to one year after commercial production, the Company can repurchase up to 3% of the royalty on gold production at the rate of $600,000 for each 1%.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4 — MINERAL PROPERTIES (continued)

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

General

The Company has posted a statewide bond with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in an amount of approximately $5.0 million, which is currently approximately $300,000 in excess of the current coverage requirement, to reclaim land disturbed in its exploration and mining operations. Previously the Company posted a reclamation bond deposit in the amount equal to the bond requirement with the BLM. In November 2013 the Company replaced the bond deposit by issuing a surface management surety bond in the amount of approximately $5.0 million through a third-party insurance underwriter. In order to issue the surface management surety bond the Company was required to place 45% of the $5.0 million bond ($2,250,000) in a collateral account. The funds deposited in the collateral account have been classified as restricted cash on the Company’s balance sheet as of March 31, 2014.

As of March 31, 2014, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required.

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	March 31, 2014	December 31, 2013
Relief Canyon Mine — Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine — Newmont Leased Properties	7,709,441	7,709,441
Pershing Pass Property	576,400	576,400

	$16,786,912	$16,786,912

PERSHING GOLD CORPORATION AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	March 31, 2014	December 31, 2013
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	306,019	234,518
Land	—	266,977	266,977
Building and improvements	5 - 25 years	730,068	730,068
Site costs	10 years	1,272,732	1,272,732
Crushing system	20 years	2,256,943	2,256,943
Process plant and equipment	10 years	3,169,442	3,169,442
Vehicles and mining equipment	5 - 10 years	695,825	695,825
		8,755,001	8,683,500
Less: accumulated depreciation		(2,475,883)	(2,232,860)

		$6,279,118	$6,450,640

For the three months ended March 31, 2014 and 2013, depreciation expense amounted to $243,023 and $245,958, respectively.

NOTE 6 — NOTES PAYABLE

In August 2012, the Company issued a note payable in the amount of $92,145 in connection with the acquisition of mining equipment. The note payable bears interest at approximately 7% per annum and is secured by a lien on the mining equipment. The note is payable in 48 equal monthly payments of $2,226 beginning in September 2012.

Notes payable — short and long term portion consisted of the following:

	March 31, 2014	December 31, 2013
Total notes payable	$58,904	$59,510
Less: current portion	(23,099)	(23,036)
Long term portion	$35,805	$36,474

NOTE 7 — RELATED PARTY TRANSACTIONS

Continental Resources Group, Inc.

In January 2013, the Company paid $15,066 of Continental Resources Group Inc.’s expenses. The Company recorded such advances to additional paid in capital which represents distributions to the Company’s former parent company for a total of $15,066 for the three months ended March 31, 2013.  Continental was dissolved on February 27, 2013.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 8 — STOCKHOLDERS’ EQUITY

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

Series A Convertible Preferred Stock

As of March 31, 2014, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Series B Convertible Preferred Stock

As of March 31, 2014, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Series C Convertible Preferred Stock

As of March 31, 2014, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

9% Series D Cumulative Preferred Stock

As of March 31, 2014, there were 7,500,000 shares of Series D Preferred Stock authorized and none issued and outstanding.

Convertible Series E Preferred Stock

On August 5, 2013, the Company designated 15,151 shares of Series E Stock. Each share of Series E Stock is convertible into shares of the Company’s common stock at a conversion rate of 3,000 shares of common stock for each share of Series E which is equivalent to a conversion price of $0.33 per share of common stock, subject to certain adjustments in the event of stock dividends, stock splits and subsequent equity sales.

The holders of the Series E Stock are entitled to vote on an as-converted basis on all matters on which the holders of the common stock have a right to vote.  The Company may, at any time after February 8, 2014, redeem all the then outstanding Series E Stock for cash in an amount equal to 110% of the purchase price for the Series E Stock, provided that the optional redemption provisions are met as defined in the certificate of designation.  Upon liquidation, dissolution or winding up of the Company, each holder of Series E Stock is entitled to receive the greater of: (i) 110% of the purchase price of the Series E Stock, or (ii) the amount each holder would be entitled to receive if such holder’s shares of Series E Stock were converted into common stock.  Upon a change of control, all outstanding

PERSHING GOLD CORPORATION AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

shares of Series E Stock will automatically convert into shares of common stock and the holders will also be entitled to receive a cash payment equal to 10% of the purchase price paid for the Series E Stock. The Company believes that the occurrence of the optional redemption is considered a conditional event and as a result the instrument does not meet the definition of mandatorily redeemable financial instrument based from ASC 480-10-25, “Distinguishing Liabilities from Equity”.

In August 2013, the Company completed private placements to several accredited investors for the purchase of 10,533 shares of the Company’s Series E Stock and warrants to acquire 12,639,600 shares of the Company’s common stock for aggregate net proceeds of approximately $10.2 million. Each purchaser of Series E Stock received a 3-year warrant to acquire a number of shares of the Company’s common stock equal to 40% of the number of shares of common stock issuable upon conversion of the shares of Series E Stock. The warrants are immediately exercisable at an exercise price of $0.40 per share of the Company’s common stock, subject to adjustments in the event of stock dividends, recapitalizations or certain other transactions and expire three years from the date of issuance. The purchase price of one share of Series E Stock and the associated warrant was $990.

Additionally, Mr. Barry Honig, a director of the Company, exchanged the outstanding principal and accrued interest of $645,480 owed by the Company under a Credit Facility Agreement for 652 shares of Series E Stock and warrants to acquire 782,400 shares of the Company’s common stock on equivalent terms to those of investors purchasing in the private placement.

During February and March 2014 certain holders of the Company’s Series E Stock converted 1,529 shares into 4,587,000 shares of common stock of the Company in accordance with the Series E Stock certificate of designation. The conversion rate applied to these exchanges was 3,000 shares of common stock for each share of Series E Stock which was equivalent to a conversion price of $0.33 per share of common stock.

As of March 31, 2014, there were 15,151 shares of Series E Stock authorized and 9,656 shares issued and outstanding.

Common Stock

On February 12, 2013, the Company granted an aggregate of 6,700,000 shares of restricted common stock to a director, certain employees and consultants of the Company, which were valued at fair market value on the date of grant at approximately $3,417,000 or $0.51 per share. These restricted shares vest one third at the end of each of the first three years from the date of issuance.

On November 1, 2013, pursuant to an employment agreement, the Company granted 125,000 shares of restricted common stock to an employee of the Company which were valued at fair market value on the date of grant at approximately $0.36 per share. These restricted shares vest one third at the end of each of the first three years from the date of issuance.

On December 16, 2013, the Company granted an aggregate of 2,500,000 shares of restricted common stock to certain employees and consultants of the Company, which were valued at fair market value on the date of grant at approximately $875,000 or $0.35 per share. The shares granted to employees (1,300,000) vest one third on the date of grant and one third at the end of each of the years ending two and three years after the date of issuance. The remaining restricted shares issued to consultants vest one third at the end of each of the first three years from the date of issuance.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

On January 1, 2014, pursuant to an employment agreement, the Company granted 250,000 shares of restricted common stock to an employee of the Company which were valued at fair market value on the date of grant at approximately $0.35 per share. These restricted shares vest one third at the end of each of the first three years from the date of issuance.

During the three months ended March 31, 2014, the Company recorded stock-based compensation expense in connection with restricted stock awards of $829,936.  At March 31, 2014, there was a total of $2,785,000 unrecognized compensation expense in connection with restricted stock awards.

Common Stock Options

A summary of the Company’s outstanding stock options as of March 31, 2014 and changes during the period then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2013	32,900,000	$0.40	8.18
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at March 31, 2014	32,900,000	0.40	7.93

Options exercisable at end of period	32,000,000	$0.40
Options expected to vest through December 31, 2014	900,000
Weighted average fair value of options granted during the period		$—

Stock options outstanding at March 31, 2014 as disclosed in the above table have approximately $1,021,000 of intrinsic value at the end of the period.

During the three months ended March 31, 2014, the Company recorded stock based compensation expense related to options of $24,212. At March 31, 2014, there was a total of $72,633 of unrecognized compensation expense related to non-vested options.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of March 31, 2014 and changes during the period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2013	26,244,621	$0.45	2.22
Granted	—	—	—
Cancelled	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at March 31, 2014	26,244,621	$0.45	1.97

Warrants exercisable at March 31, 2014	26,244,621	$0.45	1.97

Weighted average fair value of warrants granted during the period		$—

PERSHING GOLD CORPORATION AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Treasury Stock

The Company accounts for treasury stock under the cost method. On December 16, 2013, the Company reacquired 127,015 shares of its common stock from certain employees of the Company for $44,455. Additionally, between February 2014 and March 2014, the Company reacquired 492,513 shares of its common stock from certain employees of the Company for $181,421. The reacquisition by the Company of its common stock is the result of certain employees electing to surrender a number of shares in order to satisfy their minimum applicable withholding obligation due to the vesting of restricted stock awards. The value of the treasury stock is reflected separately as a deduction from stockholders’ equity. As of March 31, 2014, there were 619,528 of treasury shares valued at $225,876.

NOTE 9 — NET LOSS PER COMMON SHARE

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

	For the Three Months ended March 31, 2014	For the Three Months ended March 31, 2013
Numerator:
Loss from continuing operations available to common stockholders	$(3,112,823)	$(3,056,498)
Loss from discontinued operations	$—	$—

Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	277,847,383	270,090,916

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	March 31, 2014	March 31, 2013
Common stock equivalents:
Stock options	32,900,000	35,298,000
Stock warrants	26,244,621	16,255,779
Convertible preferred stock	28,968,000	—
	88,112,621	51,553,779

PERSHING GOLD CORPORATION AND SUBSIDIARIES

 (AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

2014	$34,854
2015	15,535
$50,389

Rent expense was $11,352 and $11,054 for the three months ended March 31, 2014 and 2013, respectively.

Mining Leases

As more fully discussed in Note 4 — Mineral Properties, the Company leases certain mineral properties included in its Pershing Pass Property. The future minimum lease payments under these mining leases are as follows:

2014	$10,000
2015	10,000
2016	20,000
2017	25,000
2018	25,000
Thereafter	117,500
$207,500

NOTE 11 — SUBSEQUENT EVENTS

In April 2014, 5,000,000 warrants to purchase shares of the Company’s common stock at a price of $0.60 per share were forfeited as the warrants were not exercised prior to their expiration date.

On April 6, 2014, EXCX Funding Corp., the Company’s wholly owned subsidiary, was liquidated and dissolved.

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

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Forward-Looking Statements

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward-looking statements include, without limitation, statements relating to our business goals, planned exploration, business strategy, planned engineering studies, future operating results, planned permitting activities, our efforts to obtain extended financing or enter into asset sale or business consolidation transactions, and our liquidity and capital resources outlook.  Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Our actual results may differ materially from those contemplated by the forward-looking statements, which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.   Important factors that could cause actual results to differ materially from those anticipated in forward- looking statements include without limitation results of future exploration and engineering studies on our Relief Canyon properties; increases in estimates or costs of exploration and recommissioning activities; our ability to raise necessary capital to conduct our exploration and recommissioning activities and do so on acceptable terms or at all; reinterpretations of geological information; problems or delays in permitting or other government approvals; and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements.  These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward-looking statement can be guaranteed and actual future results may vary materially.

Overview

During the three months ended March 31, 2014, we focused primarily on expansion of the Relief Canyon Mine deposit. An overview of certain significant events during the three month period follows:

•                  In March 2014, we completed an updated estimate of mineralized material at the Relief Canyon Mine totaling 34,062,000 tons of mineralized material at an average grade of 0.019 ounces per ton gold. The Company’s in-house technical staff calculated the estimate under Industry Guide 7 of the SEC.

•                  In January 2014, we hired Daniel B. Moore as Vice President and General Manager. He will be playing a key role in the planned reopening of the Relief Canyon Mine.

•      Throughout the quarter we performed column leach tests on gold-bearing samples from the Relief Canyon Mine property in order to estimate average gold recovery. In May 2014, we reported preliminary results of these tests which show higher gold recoveries than reported by previous operators of the property and also indicate that the mineralized material leaches quickly.

•      In May 2014, based upon the updated estimate of mineralized material at the Relief Canyon Mine, we launched our 2014 drilling campaign focusing on finding mineable ounces to add to our recently updated estimate of mineralized material.

Results of Operations

Three months ended March 31, 2014 and 2013

Net Revenues

We are an exploration stage company with no operations and we generated no revenues for the three months ended March 31, 2014 and 2013.

Operating Expenses

Total operating expenses for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, were approximately $3.1 million and $3.5 million, respectively. The approximate $0.4 million decrease in operating expenses for the three months ended March 31, 2014 is comprised largely of an approximately $0.4 million decrease in compensation expense related primarily to lower stock-based compensation expense and fewer shares awarded, a decrease of approximately $68,000 in consulting fees, and a decrease of approximately $81,000 in general and administrative expenses primarily for public company expenses and legal costs in the current period offset by an approximately $119,000 increase in exploration expenses on our Relief Canyon properties.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of approximately $3.1 million and $3.5 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in operating loss was due primarily to the decreases in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately ($1,200) and $443,000 for the three months ended March 31, 2014 and 2013, respectively. The change in other income (expense) of approximately $444,000 is primarily attributable to the absence in 2014 of approximately $451,000 of realized gain from the sale of our Amicor and Valor Gold securities and a decrease in interest expense of approximately $7,500.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($3.1) million for the three months ended March 31, 2014 as compared to a net loss of approximately ($3.1) million for the three months ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2014, our cash and cash equivalents totaled approximately $5.5 million. Our cash and cash equivalents decreased during the three months ended March 31, 2014 by approximately $2.2 million from our cash and cash equivalents balance at December 31, 2013 of approximately $7.7 million. The decrease in cash and cash equivalents was the result of cash used in operations of approximately $2.0 million that was comprised largely of exploration expenditures, primarily at the Relief Canyon mine to establish our estimate of mineralized material, and general and administrative functions, including consultant fees, compensation costs, legal fees and public company expenses; cash used in investing activities in connection with the purchase of property and equipment of approximately $72,000; and cash used in financing activities primarily attributable to the reacquisition of its common stock of approximately $181,000.

We plan the following expenditures for the three remaining quarters of 2014:

•                  Approximately $5.1 million on general and administrative expenses (including all employee salaries, public company expenses, consultants and land holding costs);

•                  Approximately $1.5 million on exploration drilling to expand the current resource at the Relief Canyon mine property;

•                  Approximately $1.0 million on additional permitting and bonding, including an Environmental Assessment to resume mining at the Relief Canyon mine property; and

•                  Approximately $0.2 million on pre-development work at the Relief Canyon mine including progress towards a preliminary economic assessment.

The actual amount we spend for the remaining three quarters of 2014 may vary significantly from the amounts specified above and will depend upon several factors, including the results of our exploration and pre-development work at the Relief Canyon mine property and timing of obtaining the necessary permitting approvals. Based on our planned 2014 expenditures, we will require additional external funding as early as the third quarter 2014 to maintain our business as well as to fund continued exploration and development and further recommissioning of the Relief Canyon gold processing facility. This funding could be in the form of equity, debt, asset sales and strategic alternatives, including potential investors in our projects and potential business combination transactions.  There is no assurance that we will be successful and if we are not, we will be required to significantly curtail our activities and possibly cease our business.

Changes in Significant Accounting Policies

We did not adopt any new accounting standards during the three months ended March 31, 2014 nor were there any new accounting pronouncements during the period that would have a material impact on our financial position or results of operation.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and present the financial statements of the Company and our wholly-owned subsidiaries. In the preparation of our condensed consolidated financial statements, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

With respect to the quarterly period ended March 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1                           Legal Proceedings

None.

ITEM 1A                  Risk Factors

Not applicable.

ITEM 2      Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2014, the Company issued 250,000 shares of our restricted common stock pursuant to the 2013 Equity Incentive Plan to an employee of the Company. These restricted shares vest in three equal annual installments beginning one year from the date of issuance. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

Pershing Gold Corporation

Date: May 15, 2014	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Eric Alexander
Eric Alexander
Vice President Finance and Controller (Principal Financial Officer)