Form 10-Q
period 2014-06-30
Pershing Gold Corp.
filed 2014-08-14
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2014, there were 316,681,754 shares of common stock, par value $0.0001, outstanding.

PERSHING GOLD CORPORATION

ITEM 1 Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,822,932	$7,743,107
Restricted cash	2,250,000	2,250,000
Other receivables	43,349	17,276
Prepaid expenses and other current assets	399,032	582,278

Total Current Assets	5,515,313	10,592,661

NON - CURRENT ASSETS:
Property and equipment, net	6,050,616	6,450,640
Mineral rights	16,786,912	16,786,912
Reclamation bond deposit	25,000	25,000
Deposits	—	3,884

Total Non - Current Assets	22,862,528	23,266,436

Total Assets	$28,377,841	$33,859,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$751,454	$624,753
Note payable - current portion	23,532	23,036

Total Current Liabilities	774,986	647,789

LONG-TERM LIABILITIES:
Note payable - long term portion	29,757	36,474

Total Liabilities	804,743	684,263

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of June 30, 2014 and December 31, 2013)	—	—
Convertible Series B Preferred stock ($.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding as of June 30, 2014 and December 31, 2013)	—	—
Convertible Series C Preferred stock ($.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding as of June 30, 2014 and December 31, 2013)	—	—
Convertible Series D Preferred stock ($.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of June 30, 2014 and December 31, 2013)	—	—
Convertible Series E Preferred stock ($.0001 Par Value; 15,151 Shares Authorized; 9,606 and 11,185 issued and outstanding as of June 30, 2014 and December 31, 2013 , respectively)	1	1
Common stock ($.0001 Par Value; 500,000,000 Shares Authorized; 280,904,023 and 275,917,023 shares issued and 280,284,495 and 275,790,008 outstanding as of June 30, 2014 and December 31, 2013 , respectively)	28,091	27,592
Additional paid-in capital	134,733,556	133,201,209
Treasury stock, at cost, (619,528 and 127,015 shares as of June 30, 2014 and December 31, 2013, respectively)	(225,876)	(44,455)
Accumulated deficit	(106,962,674)	(100,009,513)

Total Stockholders’ Equity	27,573,098	33,174,834

Total Liabilities and Stockholders’ Equity	$28,377,841	$33,859,097

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$—	$—	$—	$—

Operating expenses:
Compensation and related taxes	1,068,955	1,439,412	2,345,083	3,073,655
Exploration cost	1,346,699	299,603	1,881,425	715,075
Consulting fees	375,258	437,080	653,051	782,613
General and administrative expenses	1,048,361	962,154	2,071,371	2,066,030

Total operating expenses	3,839,273	3,138,249	6,950,930	6,637,373

Loss from operations	(3,839,273)	(3,138,249)	(6,950,930)	(6,637,373)

OTHER INCOME (EXPENSES):
Warrant settlement expense	—	(45,484)	—	(45,484)
Realized gain - available for sale securities	—	1,205,000	—	1,656,333
Interest expense and other finance costs, net of interest income	(1,065)	(8,995)	(2,231)	(17,702)

Total other income (expenses) - net	(1,065)	1,150,521	(2,231)	1,593,147

Loss before provision for income taxes	(3,840,338)	(1,987,728)	(6,953,161)	(5,044,226)

Provision for income taxes	—	—	—	—

Net loss	$(3,840,338)	$(1,987,728)	$(6,953,161)	$(5,044,226)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	280,270,650	273,292,023	279,065,711	271,700,310

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Pershing Gold Corporation	$(6,953,161)	$(5,044,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	488,054	487,905
Realized gain - available for sale securities	—	(1,656,333)
Stock-based compensation	1,532,846	2,649,620

Changes in operating assets and liabilities:
Other receivables	(26,073)	77,364
Prepaid expenses - current portion and other current assets	187,130	282,221
Accounts payable and accrued expenses	131,607	(133,222)

NET CASH USED IN OPERATING ACTIVITIES	(4,639,597)	(3,336,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from the sale of marketable securities	—	1,656,333
Purchase of property and equipment	(88,030)	(23,898)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(88,030)	1,632,435

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(181,421)	—
Payments on notes payable	(11,127)	(9,598)
Distribution to former parent company	—	(15,066)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(192,548)	(24,664)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,920,175)	(1,728,900)

CASH AND CASH EQUIVALENTS- beginning of period	7,743,107	3,218,191

CASH AND CASH EQUIVALENTS- end of period	$2,822,932	$1,489,291

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,231	$3,132
Income taxes	$—	$—

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Pershing Gold Corporation (the “Company”), formerly named Sagebrush Gold Ltd., was incorporated under the laws of the State of Nevada on August 2, 2007. The Company is a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada. The Company is currently focused on exploration of its Relief Canyon properties in Pershing County in northwestern Nevada. None of the Company’s properties contain proven and probable reserves, and all of the Company’s activities on all of its properties are exploratory in nature.

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

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss of approximately $7.0 million for the six months ended June 30, 2014, has used $4.6 million of net cash in operations for the six months ended June 30, 2014, has incurred a total cumulative deficit of approximately $107.0 million since its inception and requires capital for its contemplated business and exploration activities to take place. The Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue business. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

In July 2014, the Company completed private placements to accredited investors for the purchase of 35,854,259 shares of its common stock and warrants to purchase 14,341,676 shares of common stock for aggregate net proceeds of approximately $11.1 million (see Note 11).

In August 2013, the Company completed a private placement to several accredited investors for the purchase of 10,533 shares of its Series E Stock and warrants to purchase 12,639,600 shares of common stock for aggregate net proceeds of approximately $10.2 million (see Note 8).

In addition, in August 2013, the Company issued 652 shares of its Series E Stock and warrants to purchase 782,400 shares of common stock in exchange for the cancellation of a note payable — related party and accrued interest totaling approximately $646,000 (see Note 8).

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company as of June 30, 2014. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2014, and the results of operations and cash flows for the six months ended June 30, 2014 have been included. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2013, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2014. The consolidated balance sheet as of December 31, 2013, contained herein, was derived from those financial statements.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2014, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Restricted cash

Restricted cash consists of cash and investments which are held as collateral under a surface management surety bond issued on the Company’s behalf.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

The Company classified the investments in marketable securities available for sale as Level 3, adjusted for the effect of restriction. The securities were restricted and cannot be readily resold by the Company absent a registration of the sale of those securities under the Securities Act of 1933, as amended (the “Securities Act”) or the availability of an exemption from registration. Unrealized gains or losses on marketable securities available for sale were recognized as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale were reflected in net income for the period in which the security was liquidated. At the end of each period, the Company evaluated the carrying value of the marketable securities for a decrease in value. The Company evaluated the entity underlying these marketable securities to determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be “other- than- temporary”, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is charged to earnings.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market values based on the short-term maturity of these instruments. The carrying amount of the note payable at June 30, 2014 approximates its respective fair value based on the Company’s incremental borrowing rate.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

Prepaid expenses

Prepaid expenses of $399,032 and $582,278 at June 30, 2014 and December 31, 2013, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting and business advisory services, insurance premiums, drilling services, and mineral lease fees which are being amortized over the terms of their respective agreements.

Mineral property acquisition and exploration costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method over the estimated life of the proven and probable reserves. If in the future the Company has capitalized mineral properties, these properties will be periodically assessed for impairment. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed. During the six months ended June 30, 2014 and 2013, the Company incurred exploration cost of $1,881,425 and $715,075, respectively.

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges of its long-lived assets at June 30, 2014 and December 31, 2013, respectively.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods; however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the interim reporting period ended June 30, 2014.

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

NOTE 3 — MARKETABLE SECURITIES

In January 2013, the Company sold the remaining 1,513,333 shares of American Strategic Minerals Corp. common stock it owned in a private transaction and generated net proceeds of $151,333. Between February 2013 and May 2013, the Company sold the 25,000,000 shares of Valor Gold Corp. common stock in private transactions and generated net proceeds of $1,505,000.  The Company recorded a realized gain — available for sale securities of $0 and $1,656,333 during the six months ended June 30, 2014 and 2013, respectively.

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

Pershing Pass Property

The Pershing Pass property consists of over 700 unpatented mining claims covering approximately 12,000 acres and a mining lease covering approximately 600 acres.  The Pershing Pass property also includes approximately 490 unpatented lode mining claims covering approximately 9,700 acres that the Company acquired from Silver Scott Mines in March 2012 and approximately 283 unpatented lode mining claims covering about 5,660 acres owned directly by a Victoria Gold Corp. subsidiary prior to our purchase. Victoria Gold has reserved a 2% net smelter return production royalty on the 221 claims that are located outside the area of interest related to the Newmont Leased property, discussed below.  The Pershing Pass property also includes 17 unpatented mining claims acquired from a third party in April 2012 subject to a 2% net smelter return royalty, 17 unpatented mining claims that the Company located in mid-2012, and approximately 635 acres of private lands that the Company leased in January 2013.  The primary term of the lease is ten years, which may be extended as long as mineral development work continues on the property. Production from the lease is subject to a 2% net smelter return royalty on all metals produced other than gold, and to a royalty on gold indexed to the gold price,

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

ranging from 2% at gold prices of less than $500 per ounce to 3.5% at gold prices over $1,500 per ounce. Prior to one year after commercial production, the Company can repurchase up to 3% of the royalty on gold production at the rate of $600,000 for each 1%.

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

General

The Company has posted a statewide bond with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in an amount of approximately $5.0 million, which is currently approximately $300,000 in excess of the current coverage requirement, to reclaim land disturbed in its exploration and mining operations. Previously the Company posted a reclamation bond deposit in the amount equal to the bond requirement with the BLM. In November 2013 the Company replaced the bond deposit by issuing a surface management surety bond in the amount of approximately $5.0 million through a third-party insurance underwriter. In order to issue the surface management surety bond the Company was required to place 45% of the $5.0 million bond ($2,250,000) in a collateral account. The funds deposited in the collateral account have been classified as restricted cash on the Company’s balance sheet as of June 30, 2014.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

As of June 30, 2014, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required.

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	June 30, 2014	December 31, 2013
Relief Canyon Mine — Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine — Newmont Leased Properties	7,709,441	7,709,441
Pershing Pass Property	576,400	576,400

	$16,786,912	$16,786,912

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	June 30, 2014	December 31, 2013
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	313,657	234,518
Land	—	266,977	266,977
Building and improvements	5 - 25 years	738,959	730,068
Site costs	10 years	1,272,732	1,272,732
Crushing system	20 years	2,256,943	2,256,943
Process plant and equipment	10 years	3,169,442	3,169,442
Vehicles and mining equipment	5 - 10 years	695,825	695,825
		8,771,530	8,683,500
Less: accumulated depreciation		(2,720,914)	(2,232,860)

		$6,050,616	$6,450,640

For the six months ended June 30, 2014 and 2013, depreciation expense amounted to $488,054 and $487,905, respectively.

NOTE 6 — NOTES PAYABLE

In August 2012, the Company issued a note payable in the amount of $92,145 in connection with the acquisition of mining equipment. The note payable bears interest at approximately 7% per annum and is secured by a lien on the mining equipment. The note is payable in 48 equal monthly payments of $2,226 beginning in September 2012.

Notes payable — short and long term portion consisted of the following:

	June 30, 2014	December 31, 2013
Total notes payable	$53,289	$59,510
Less: current portion	(23,532)	(23,036)
Long term portion	$29,757	$36,474

NOTE 7 — RELATED PARTY TRANSACTIONS

Continental Resources Group, Inc.

In January 2013, the Company paid $15,066 of Continental Resources Group Inc.’s expenses. The Company recorded such advances to additional paid in capital which represents distributions to the Company’s former parent company for a total of $15,066 for the six months ended June 30, 2013.  Continental was dissolved on February 27, 2013.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Series A Convertible Preferred Stock

As of June 30, 2014, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Series B Convertible Preferred Stock

As of June 30, 2014, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Series C Convertible Preferred Stock

As of June 30, 2014, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

9% Series D Cumulative Preferred Stock

As of June 30, 2014, there were 7,500,000 shares of Series D Preferred Stock authorized and none issued and outstanding.

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

The holders of the Series E Stock are entitled to vote on an as-converted basis on all matters on which the holders of the common stock have a right to vote.  The Company may, at any time after February 8, 2014, redeem all the then outstanding Series E Stock for cash in an amount equal to 110% of the purchase price for the Series E Stock, provided that the optional redemption provisions are met as defined in the certificate of designation.  Upon liquidation, dissolution or winding up of the Company, each holder of Series E Stock is entitled to receive the greater of: (i) 110% of the purchase price of the Series E Stock, or (ii) the amount each holder would be entitled to receive if such holder’s shares of Series E Stock were converted into common stock.  Upon a change of control, all outstanding shares of Series E Stock will automatically convert into shares of common stock and the holders will also be entitled to receive a cash payment equal to 10% of the purchase price paid for the Series E Stock. The Company believes that the occurrence of the optional redemption is considered a conditional event and as a result the instrument does not meet the definition of mandatorily redeemable financial instrument based from ASC 480-10-25, “Distinguishing Liabilities from Equity”.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

During April 2014 a certain holder of the Company’s Series E Stock converted 50 shares into 150,000 shares of common stock of the Company in accordance with the Series E Stock certificate of designation. The conversion rate applied to these exchanges was 3,000 shares of common stock for each share of Series E Stock which was equivalent to a conversion price of $0.33 per share of common stock.

As of June 30, 2014, there were 15,151 shares of Series E Stock authorized and 9,606 shares issued and outstanding.

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

On June 11, 2014, the Company and Mr. Steve Alfers, the Company’s CEO, entered into the Second Amendment to the Restricted Stock Agreement (the “Alfers Amendment”) to amend that certain Restricted Stock Agreement, dated as of May 13, 2013, and amended by the First Amendment to the Restricted Stock Agreement dated December 23, 2013 by and between the Company and Mr. Alfers.  Pursuant to the Alfers Amendment, the vesting of 1,666,500 restricted shares, of a total of 5,000,000 restricted shares that were granted on June 18, 2012, was extended from June 18, 2014 to March 14, 2015.  1,666,500 shares had previously vested in March 2014 and the vesting schedule for the remaining 1,667,000 shares vesting on June 18, 2015 remains unchanged.

During the six months ended June 30, 2014, the Company recorded stock-based compensation expense in connection with restricted stock awards of $1,484,423.  At June 30, 2014, there was a total of $2,130,538 unrecognized compensation expense in connection with restricted stock awards.

Common Stock Options

A summary of the Company’s outstanding stock options as of June 30, 2014 and changes during the period then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2013	32,900,000	$0.40	8.18
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at June 30, 2014	32,900,000	0.40	7.68

Options exercisable at end of period	32,000,000	$0.40
Options expected to vest through December 31, 2014	900,000
Weighted average fair value of options granted during the period		$—

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

Stock options outstanding at June 30, 2014 as disclosed in the above table have approximately $237,000 of intrinsic value at the end of the period.

During the six months ended June 30, 2014, the Company recorded stock based compensation expense related to options of $48,423. At June 30, 2014, there was a total of $48,422 of unrecognized compensation expense related to non-vested options.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of June 30, 2014 and changes during the period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2013	26,244,621	$0.45	2.22
Granted	—	—	—
Cancelled	—	—	—
Forfeited	(5,000,000)	0.60	—
Exercised	—	—	—
Balance at June 30, 2014	21,244,621	$0.42	2.18

Warrants exercisable at June 30, 2014	21,244,621	$0.42	2.18

Weighted average fair value of warrants granted during the period		$—

Treasury Stock

The Company accounts for treasury stock under the cost method. On December 16, 2013, the Company reacquired 127,015 shares of its common stock from certain employees of the Company for $44,455. Additionally, between February 2014 and March 2014, the Company reacquired 492,513 shares of its common stock from certain employees of the Company for $181,421. The reacquisition by the Company of its common stock is the result of certain employees electing to surrender a number of shares in order to satisfy their minimum applicable withholding obligation due to the vesting of restricted stock awards. The value of the treasury stock is reflected separately as a deduction from stockholders’ equity. As of June 30, 2014, there were 619,528 of treasury shares valued at $225,876.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months ended June 30, 2014	For the Three Months ended June 30, 2013	For the Six Months ended June 30, 2014	For the Six Months ended June 30, 2013
Numerator:
Net loss	$(3,840,338)	$(1,987,728)	$(6,953,161)	$(5,044,226)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	280,270,650	273,292,023	279,065,711	271,700,310

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	June 30, 2014	June 30, 2013
Common stock equivalents:
Stock options	32,900,000	33,200,000
Stock warrants	21,244,621	12,809,031
Convertible preferred stock	28,818,000	—
	82,962,621	46,009,031

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

2014	$23,303
2015	15,535
$38,838

Rent expense was $23,811 and $22,307 for the six months ended June 30, 2014 and 2013, respectively.

Mining Leases

As more fully discussed in Note 4 — Mineral Properties, the Company leases certain mineral properties included in its Pershing Pass Property. The future minimum lease payments under these mining leases are as follows:

2014	$10,000
2015	10,000
2016	20,000
2017	25,000
2018	25,000
Thereafter	117,500
$207,500

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 11 — SUBSEQUENT EVENTS

Private Placements

On July 2, 2014, the Company issued 26,578,854 Units, with each Unit comprised of one share of Common Stock (the “Unit Shares”) and a 30 month warrant (the “Warrant”) to purchase 0.4 of a share of Common Stock (the “Warrant Shares”) at an exercise price of $0.45, for a total of 26,578,854 shares of Common Stock and Warrants to acquire an additional 10,631,522 shares of Common Stock, all pursuant to subscription agreements (each, a “Subscription Agreement”) and a unit purchase agreement (the “Unit Purchase Agreement”) entered into with accredited investors.  The gross proceeds totaled approximately $9.0 million and net proceeds of approximately $8.2 million after commissions and expenses. The Warrants sold as part of the Units are exercisable immediately at an exercise price of $0.45 per share of Common Stock, subject to adjustment in the event of stock dividends, recapitalizations or certain other transactions.  The Warrants will expire on January 2, 2017. Certain FINRA broker-dealers acted on behalf of the Company and were paid aggregate cash commissions of approximately $700,000 and expenses of approximately $120,000 and were issued 30 month warrants to purchase an aggregate of 1,884,139 shares of Common Stock at an exercise price of $0.34.

On July 14, 2014, the Company issued 2,461,760 Units, with each Unit comprised of one share of Common Stock and a 30 month warrant to purchase 0.4 of a share of Common Stock at an exercise price of $0.45, for a total of 2,461,760 shares of Common Stock and Warrants to acquire an additional 984,700 shares of Common Stock, all pursuant to subscription agreements and a unit purchase agreement entered into with accredited investors.  The gross proceeds totaled approximately $0.8 million and the net proceeds totaled approximately $0.7 million after commissions and expenses. In connection with this private placement, certain FINRA broker-dealers acted on behalf of the Company and were paid aggregate cash commissions of approximately $84,000 and expenses of approximately $16,000 and were issued 30 month warrants to purchase an aggregate of 241,252 shares of Common Stock at an exercise price of $0.34.

On July 30, 2014, the Company issued 6,813,645 Units, with each Unit comprised of one share of Common Stock and a 30 month warrant to purchase 0.4 of a share of Common Stock at an exercise price of $0.45, for a total of 6,813,645 shares of Common Stock and Warrants to acquire an additional 2,725,454 shares of Common Stock, all pursuant to subscription agreements and a unit purchase agreement entered into with accredited investors.  The gross proceeds totaled approximately $2.3 million and the net proceeds totaled approximately $2.2 million after commissions and expenses. In connection with this private placement, certain FINRA broker-dealers acted on behalf of the Company and were paid aggregate cash commissions of approximately $100,000 and expenses of approximately $18,000 and were issued 30 month warrants to purchase an aggregate of 342,855 shares of Common Stock at an exercise price of $0.34.

Conversion of Series E shares

During July 2014 certain holders of the Company’s Series E Stock converted 181 shares into 543,000 shares of common stock of the Company in accordance with the Series E Stock certificate of designation. The conversion rate applied to these exchanges was 3,000 shares of common stock for each share of Series E Stock which was equivalent to a conversion price of $0.33 per share of common stock.

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

Overview

During the six months ended June 30, 2014, we focused primarily on expansion of the Relief Canyon Mine deposit, advancing towards production at the Relief Canyon mine and exploring new targets. An overview of certain significant events during the six month period follows:

•                  In March 2014, we completed an updated estimate of mineralized material at the Relief Canyon Mine totaling 34,062,000 tons of mineralized material at an average grade of 0.019 ounces per ton gold. The Company’s in-house technical staff calculated the estimate under Industry Guide 7 of the SEC.

•                  In May 2014 we launched our 2014 drilling campaign along the high-wall of the current pit, and within and north of the existing pit, which is focused on finding mineable ounces to add to our recently updated estimate of mineralized material. Through June 30, 2014 we have drilled 21 holes for a total of approximately 13,000 feet under this campaign.  For the remainder of the 2014 drilling program, we plan to drill approximately 40 more holes for a total of approximately 19,000 additional feet.

•                  Throughout the period we performed column leach tests on gold-bearing samples from the Relief Canyon Mine property in order to estimate average gold recovery. In May and June 2014, we reported preliminary results of these tests which show higher gold recoveries than reported by previous operators of the property and also indicate that the mineralized material leaches relatively quickly.

•                  In June 2014, we submitted a Notice of Intent to the BLM to drill a new target north of the Relief Canyon mine.

•                  In July 2014, we completed private placements to accredited investors for the purchase of 35,854,259 shares of our common stock and 14,341,676 warrants to purchase shares of common stock for aggregate net proceeds of approximately $11.1 million.

Results of Operations

Three and Six months ended June 30, 2014 and 2013

Net Revenues

We are an exploration stage company with no operations and we generated no revenues for the three and six months ended June 30, 2014 and 2013.

Operating Expenses

Total operating expenses for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, were $3.8 million and $3.1 million, respectively. The $0.7 million increase in operating expenses for the three months ended June 30, 2014 is comprised largely of a $0.4 million decrease in compensation expense related primarily to lower stock-based compensation expense and fewer shares awarded, a decrease of $62,000 in consulting fees offset by a $1.0 million increase in exploration expenses on our Relief Canyon properties and an increase of $86,000 in general and administrative expenses primarily for public company expenses and legal costs in the current period.

Total operating expenses for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, were $7.0 million and $6.6 million, respectively. The $0.4 million increase in operating expenses for the six months ended June 30, 2014 is comprised largely of a $0.7 million decrease in compensation expense related primarily to lower stock-based compensation expense and fewer shares awarded, a decrease of $0.1 million in consulting fees offset by a $1.2 million increase in exploration expenses on our Relief Canyon properties.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of $3.8 million and $3.1 million for the three months ended June 30, 2014 and 2013, respectively. The increase in operating loss was due primarily to the increases in operating expenses described above.

We reported an operating loss from continuing operations of $7.0 million and $6.6 million for the six months ended June 30, 2014 and 2013, respectively. The increase in operating loss was due primarily to the increases in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was ($1,100) and $1,150,000 for the three months ended June 30, 2014 and 2013, respectively. The change in other income (expense) of $1.2 million is primarily attributable to the absence in 2014 of $1.2 million of realized gain from the sale of our Amicor and Valor Gold securities and a decrease in interest expense of $7,900.

Total other income (expense) was ($2,200) and $1.6 million for the six months ended June 30, 2014 and 2013, respectively. The change in other income (expense) of $1.6 million is primarily attributable to the absence in 2014 of $1.7 million of realized gain from the sale of our Amicor and Valor Gold securities and a decrease in interest expense of $15,000.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of ($3.8) million for the three months ended June 30, 2014 as compared to a net loss of ($2.0) million for the three months ended June 30, 2013.

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of ($7.0) million for the six months ended June 30, 2014 as compared to a net loss of ($5.0) million for the six months ended June 30, 2013.

Liquidity and Capital Resources

At June 30, 2014, our cash and cash equivalents totaled $2.8 million. Our cash and cash equivalents decreased during the six months ended June 30, 2014 by $4.9 million from our cash and cash equivalents balance at December 31, 2013 of $7.7 million. The decrease in cash and cash equivalents was primarily the result of cash used in operations of $4.6 million that was comprised largely of exploration expenditures, primarily at the Relief Canyon mine to establish our estimate of mineralized material, and general and administrative functions, including consultant fees, compensation costs, legal fees and public company expenses. In July 2014, we completed private placements to accredited investors for the purchase of 35,854,259 shares of our common stock and 14,341,676 warrants to purchase shares of common stock for aggregate net proceeds of $11.1 million.

We plan the following expenditures for the two remaining quarters of 2014:

•                  $3.8 million on general and administrative expenses (including all employee salaries, public company expenses, consultants and land holding costs);

•                  $1.2 million on exploration drilling to expand the current resource at the Relief Canyon mine property;

•                  $0.6 million on additional permitting and bonding, including an Environmental Assessment to resume mining at the Relief Canyon mine property; and

•                  $0.2 million on additional work at the Relief Canyon mine including further metallurgy results and progress towards an internal economic analysis.

The actual amount we spend for the remaining two quarters of 2014 may vary significantly from the amounts specified above and will depend upon several factors, including the results of our exploration and pre-development work at the Relief Canyon mine property and timing of obtaining the necessary permitting approvals. Based on our planned 2014 and 2015 expenditures, we will require additional external funding as early as the third quarter 2015 to maintain our business as well as to fund continued exploration and development and further recommissioning of the Relief Canyon gold processing facility. This funding could be in the form of equity, debt, asset sales and strategic alternatives, including potential investors in our projects and potential business combination transactions.  There is no assurance that we will be successful and if we are not, we will be required to significantly curtail our activities and possibly cease our business.

Changes in Significant Accounting Policies

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods; however early adoption is permitted. We evaluated and adopted ASU 2014-10 for the interim reporting period ended June 30, 2014.

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

With respect to the quarterly period ended June 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1                           Legal Proceedings

None.

ITEM 1A                  Risk Factors

Not applicable.

ITEM 2                           Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                           Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4                           Mine Safety Disclosures.

None.

ITEM 5                           Other Information

None.

ITEM 6                           Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pershing Gold Corporation

Date: August 14, 2014	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Eric Alexander
Eric Alexander
Vice President Finance and Controller (Principal Financial Officer)