Form 10-Q
period 2014-09-30
Pershing Gold Corp.
filed 2014-11-12
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                               .

Commission file number: 000-54710

Pershing Gold Corporation

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0657736 (I.R.S. Employer Identification No.)

1658 Cole Boulevard Building 6, Suite 210 Lakewood, CO	80401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (720) 974-7254

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 10, 2014, there were 351,996,041 shares of common stock, par value $0.0001, outstanding.

PERSHING GOLD CORPORATION

ITEM 1 Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,444,318	$7,743,107
Restricted cash	2,250,000	2,250,000
Other receivables	7,164	17,276
Prepaid expenses and other current assets	351,370	582,278

Total Current Assets	13,052,852	10,592,661

NON - CURRENT ASSETS:
Property and equipment, net	6,635,876	6,450,640
Mineral rights	16,786,912	16,786,912
Reclamation bond deposit	25,000	25,000
Deposits	-	3,884

Total Non - Current Assets	23,447,788	23,266,436

Total Assets	$36,500,640	$33,859,097

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$654,455	$624,753
Note payable - current portion	23,973	23,036

Total Current Liabilities	678,428	647,789

LONG-TERM LIABILITIES:
Note payable - long term portion	23,596	36,474
Asset retirement obligation	813,983	-

Total Liabilities	1,516,007	684,263

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of September 30, 2014 and December 31, 2013 )	-	-
Convertible Series B Preferred stock ($.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding as of September 30, 2014 and December 31, 2013 )	-	-
Convertible Series C Preferred stock ($.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding as of September 30, 2014 and December 31, 2013 )	-	-
Convertible Series D Preferred stock ($.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of September 30, 2014 and December 31, 2013 )	-	-
Convertible Series E Preferred stock ($.0001 Par Value; 15,151 Shares Authorized; 9,425 and 11,185 issued and outstanding as of September 30, 2014 and December 31, 2013 , respectively)	1	1
Common stock ($.0001 Par Value; 500,000,000 Shares Authorized; 317,301,282 and 275,917,023 shares issued and 316,281,754 and 275,790,008 outstanding as of September 30, 2014 and December 31, 2013 , respectively)	31,730	27,592
Additional paid-in capital	146,117,373	133,201,209
Treasury stock, at cost, (1,019,528 and 127,015 shares as of September 30, 2014 and December 31, 2013, respectively )	(225,876)	(44,455)
Accumulated deficit	(110,938,595)	(100,009,513)

Total Stockholders' Equity	34,984,633	33,174,834

Total Liabilities and Stockholders' Equity	$36,500,640	$33,859,097

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes	826,203	1,615,926	3,171,286	4,689,581
Exploration cost	2,019,373	1,078,139	3,900,798	1,793,214
Consulting fees	215,807	477,311	868,858	1,259,924
General and administrative expenses	913,581	745,235	2,984,952	2,811,265

Total operating expenses	3,974,964	3,916,611	10,925,894	10,553,984

Loss from operations	(3,974,964)	(3,916,611)	(10,925,894)	(10,553,984)

OTHER INCOME (EXPENSES):
Warrant settlement expense	-	-	-	(45,484)
Realized gain - available for sale securities	-	-	-	1,656,333
Interest expense and other finance costs, net of interest income	(957)	(4,963)	(3,188)	(22,665)

Total other income (expenses) - net	(957)	(4,963)	(3,188)	1,588,184

Loss before provision for income taxes	(3,975,921)	(3,921,574)	(10,929,082)	(8,965,800)

Provision for income taxes	-	-	-	-

Net loss	$(3,975,921)	$(3,921,574)	$(10,929,082)	$(8,965,800)

Preferred deemed dividend	-	(4,101,659)	-	(4,101,659)

Net loss available to common stockholders	$(3,975,921)	$(8,023,233)	$(10,929,082)	$(13,067,459)

Net loss per common share, basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	313,227,134	273,292,023	290,457,315	272,236,712

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(10,929,082)	$(8,965,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	733,920	729,771
Realized gain - available for sale securities	-	(1,656,333)
Stock-based compensation	2,000,663	3,834,352

Changes in operating assets and liabilities:
Other receivables	10,112	77,364
Prepaid expenses - current portion and other current assets	234,792	143,346
Accounts payable and accrued expenses	34,608	(172,319)

NET CASH USED IN OPERATING ACTIVITIES	(7,914,987)	(6,009,619)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from the sale of marketable securities	-	1,656,333
Purchase of property and equipment	(105,173)	(23,898)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(105,173)	1,632,435

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	10,919,639	-
Proceeds from sale of preferred stock, net of issuance costs	-	10,227,079
Purchase of treasury stock	(181,421)	-
Payments on notes payable	(16,847)	(17,277)
Distribution to former parent company	-	(15,066)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,721,371	10,194,736

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,701,211	5,817,552

CASH AND CASH EQUIVALENTS- beginning of period	7,743,107	3,218,191

CASH AND CASH EQUIVALENTS- end of period	$10,444,318	$9,035,743

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,188	$4,050
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of preferred stock in connection with the conversion of a promissory note and accrued interest into a current private placement	$-	$645,480
Increase in property and equipment as a result of recognition of asset retirement obligation	$813,983	$-

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

A wholly-owned subsidiary, EXCX Funding Corp., a Nevada corporation was formed in January 2011 and held the note payable - related party, which was exchanged for the Company’s Series E Convertible Preferred Stock (“Series E Preferred Stock”) and warrants in August 2013 and was cancelled. On April 6, 2014 EXCX Funding Corp. was liquidated and dissolved.

On August 30, 2011, the Company, through its wholly-owned subsidiary, Gold Acquisition Corp. (“Gold Acquisition”), acquired the Relief Canyon Mine property (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada, for an aggregate purchase price consisting of $12,000,000 cash and $8,000,000 in senior secured convertible promissory notes.

A wholly-owned subsidiary, Pershing Royalty Company, a Delaware corporation, was formed on May 17, 2012 to hold royalty interests in two gold exploration properties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company as of September 30, 2014. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2014, and the results of operations and cash flows for the nine months ended September 30, 2014 have been included. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2013, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2014. The consolidated balance sheet as of December 31, 2013 contained herein, was derived from those financial statements.

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, amounts and timing of closure obligations, the assumptions used to calculate fair value of options and warrants granted, beneficial conversion on convertible notes payable and preferred stock, capitalized mineral rights, asset valuations, common stock issued for services, common stock issued for conversion of notes and common stock issued in connection with an acquisition.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2014, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Restricted cash

Restricted cash consists of cash and investments which are held as collateral under a surface management surety bond issued on the Company’s behalf.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable securities

Marketable securities consist of the Company’s investment in publicly traded equity securities and are generally restricted for sale under Federal securities laws. The Company’s policy is to liquidate securities received when market conditions are favorable for sale. Since these securities are often restricted, the Company is unable to liquidate them until the restriction is removed. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Pursuant to ASC Topic 320, “Investments — Debt and Equity Securities,” the Company’s marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, or the OTC Markets Group.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market values based on the short-term maturity of these instruments. The carrying amount of the note payable at September 30, 2014 approximates its respective fair value based on the Company’s incremental borrowing rate.

Prepaid expenses

Prepaid expenses of $351,370 and $582,278 at September 30, 2014 and December 31, 2013, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting and business advisory services, insurance premiums, drilling services, and mineral lease fees which are being amortized over the terms of their respective agreements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral property acquisition and exploration costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company were to identify proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method over the estimated life of the proven and probable reserves. If in the future the Company has capitalized mineral properties, these properties will be periodically assessed for impairment.

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are expensed. During the nine months ended September 30, 2014 and 2013, the Company incurred exploration cost of $3,900,798 and $1,793,214, respectively.

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

ASC 930-805-30-1 and 30-2 provides that in fair valuing mineral rights, an acquirer should take into account both:

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any charges for impairment of its long-lived assets at September 30, 2014 and December 31, 2013, respectively.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset Retirement Obligations

Asset retirement obligations (“ARO”), consisting primarily of estimated mine reclamation and closure costs at the Company’s Relief Canyon property, are recognized in the period incurred and when a reasonable estimate can be made, and recorded as liabilities at fair value. Such obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to accretion expense. Corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. Asset retirement obligations are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimated timing or amount of reclamation and closure costs. The Company reviews and evaluates its asset retirement obligations annually or more frequently at interim periods if deemed necessary.

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

Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Related party transactions

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties that control or can significantly influence the management or operating policies of the Company. The Company discloses all related party transactions.

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

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 are effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods; however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the interim reporting period ended September 30, 2014.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of ASU No. 2014-15 on the Company’s consolidated financial statements.

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

NOTE 3 — MARKETABLE SECURITIES

In January 2013, the Company sold the remaining 1,513,333 shares of American Strategic Minerals Corp. common stock it owned in a private transaction and generated net proceeds of $151,333. Between February 2013 and May 2013, the Company sold 25,000,000 shares of Valor Gold Corp. common stock in private transactions and generated net proceeds of $1,505,000. The Company recorded a realized gain — available for sale securities of $0 and $1,656,333 during the nine months ended September 30, 2014 and 2013, respectively.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 4 — MINERAL PROPERTIES (continued)

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

In September 2013, the Company entered into a lease agreement and purchase option with Wolf Pack Gold (Nevada) Corp for 19 unpatented mining claims (approximately 400 acres) in the Pershing Pass Property.  The lease grants the Company exclusive rights to conduct mineral exploration, development and mining and an exclusive option to purchase the claims. The primary term of the lease is ten years, which may be extended as long as mineral exploration, development, or mining work continues on the property. Production from the lease is subject to a 1% net smelter return royalty on precious metals and a 0.5% net smelter royalty on all other metals produced from the lease. Prior to production, and starting in September 2016, the Company is required to pay a $10,000 per year advance minimum royalty payment to Wolf Pack Gold. The advance minimum royalty remains at $10,000 per year until September 2023 and then increases to $12,500 per year.  The advance royalty payment increases to $15,000 per year in September 2028 and $20,000 per year in September 2033.  The advance minimum royalty payments are due on or before the anniversary dates of the lease agreement. If the Company decides to exercise the purchase option, which is exercisable at any time, it can acquire the 19 unpatented mining claims from Wolf Pack Gold for $250,000.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 4 — MINERAL PROPERTIES (continued)

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

Pursuant to the 2006 Minerals Lease and Sublease, the Company is subject to a 3% to 5% net smelter royalty tied to the gold price in the event Newmont elects not to pursue the Venture Option and quitclaims the claims and leased lands to the Company. The 5% net smelter royalty would apply if the monthly average gold price is equal to or greater than $400 per ounce. In addition, the Company is subject to a 2.5% net smelter returns royalty payable to the underlying lessor on approximately 800 acres of the Newmont Leased properties under the 1994 Mining Lease and a 3.5% net smelter returns royalty payable to the underlying lessor on approximately 495 acres of the Newmont Leased properties under the 1999 Mining Lease; these royalties would offset the Newmont royalty down to 2%.

General

The Company has posted a statewide bond with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in an amount of approximately $5.4 million, which is currently approximately $235,000 in excess of the current coverage requirement, to reclaim land disturbed in its exploration and mining operations. Previously the Company posted a reclamation bond deposit in the amount equal to the bond requirement with the BLM. In November 2013 the Company replaced the bond deposit by issuing a surface management surety bond in the amount of $5.0 million through a third-party insurance underwriter, which was increased to $5.4 million in October 2014.

In order to issue the surface management surety bond the Company was required to place 45% of the original $5.0 million bond ($2,250,000) in a collateral account. No further collateral was required for the bond increase in October 2014. The funds deposited in the collateral account have been classified as restricted cash on the Company’s balance sheet as of September 30, 2014.

As of September 30, 2014, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required.

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	September 30, 2014 (Unaudited)	December 31, 2013
Relief Canyon Mine — Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine — Newmont Leased Properties	7,709,441	7,709,441
Pershing Pass Property	576,400	576,400

	$16,786,912	$16,786,912

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	September 30, 2014 (Unaudited)	December 31, 2013
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	330,800	234,518
Land	—	266,977	266,977
Asset retirement costs (see Note 7)	3 – 18 years	813,983	-
Building and improvements	5 - 25 years	738,959	730,068
Site costs	10 years	1,272,732	1,272,732
Crushing system	20 years	2,256,943	2,256,943
Process plant and equipment	10 years	3,169,442	3,169,442
Vehicles and mining equipment	5 - 10 years	695,825	695,825
		9,602,656	8,683,500
Less: accumulated depreciation		(2,966,780)	(2,232,860)

		$6,635,876	$6,450,640

For the nine months ended September 30, 2014 and 2013, depreciation expense totaled $733,920 and $729,771, respectively.

NOTE 6 — NOTES PAYABLE

In August 2012, the Company issued a note payable in the amount of $92,145 in connection with the acquisition of mining equipment. The note payable bears interest at approximately 7% per annum and is secured by a lien on the mining equipment. The note is payable in 48 equal monthly payments of $2,226 beginning in September 2012.

Notes payable — short and long term portion consisted of the following:

	September 30, 2014 (Unaudited)	December 31, 2013
Total notes payable	$47,569	$59,510
Less: current portion	(23,973)	(23,036)
Long term portion	$23,596	$36,474

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

In conjunction with the permit approval permitting the Company to resume mining in the existing open pits at the Relief Canyon Mine, during the third quarter of 2014 the Company has recorded an asset retirement obligation based upon the reclamation plan submitted in connection with the permit.

The following table summarizes activity in the Company’s ARO:

September 30, 2014 (Unaudited)
Balance, beginning of period	$-
Accretion expense	-
Reclamation expenditures	-
Additions and changes in estimates	813,983
Balance, end of period	$813,983

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 8 — RELATED PARTY TRANSACTIONS

Continental Resources Group, Inc.

In January 2013, the Company paid $15,066 of Continental Resources Group Inc.’s expenses. The Company recorded such advances to additional paid in capital which represents distributions to the Company’s former parent company for a total of $15,066 for the nine months ended September 30, 2013. Continental Resources Group Inc. was dissolved on February 27, 2013.

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

Series A Convertible Preferred Stock

As of September 30, 2014, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Series B Convertible Preferred Stock

As of September 30, 2014, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Series C Convertible Preferred Stock

As of September 30, 2014, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

9% Series D Cumulative Preferred Stock

As of September 30, 2014, 7,500,000 shares of Series D Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Series E Preferred Stock

On August 5, 2013, the Company designated 15,151 shares of its Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into shares of the Company’s common stock at a conversion rate of 3,000 shares of common stock for each share of Series E which is equivalent to a conversion price of $0.33 per share of common stock, subject to certain adjustments in the event of stock dividends, stock splits and subsequent equity sales. As discussed below, the Series E conversion price was adjusted effective October 20, 2014.

The holders of the Series E Preferred Stock are entitled to vote on an as-converted basis on all matters on which the holders of the common stock have a right to vote.  The Company may, at any time after February 8, 2014, redeem all the then outstanding Series E Preferred Stock for cash in an amount equal to 110% of the purchase price for the Series E Preferred Stock, provided that the optional redemption provisions are met as defined in the certificate of designation.  Upon liquidation, dissolution or winding up of the Company, each holder of Series E Preferred Stock is entitled to receive the greater of: (i) 110% of the purchase price of the Series E Preferred Stock, or (ii) the amount each holder would be entitled to receive if such holder’s shares of Series E Preferred Stock were converted into common stock.  Upon a change of control, all outstanding shares of Series E Preferred Stock will automatically convert into shares of common stock and the holders will also be entitled to receive a cash payment equal to 10% of the purchase price paid for the Series E Preferred Stock. The Company believes that the occurrence of the optional redemption is considered a conditional event and as a result the instrument does not meet the definition of mandatorily redeemable financial instrument based from ASC 480-10-25, “Distinguishing Liabilities from Equity”.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

In August 2013, the Company completed private placements to several accredited investors for the purchase of 10,533 shares of the Company’s Series E Preferred Stock and warrants to acquire 12,639,600 shares of the Company’s common stock for aggregate net proceeds of approximately $10.2 million. Each purchaser of Series E Preferred Stock received a 3-year warrant to acquire a number of shares of the Company’s common stock equal to 40% of the number of shares of common stock issuable upon conversion of the shares of Series E Preferred Stock. The warrants are immediately exercisable at an exercise price of $0.40 per share of the Company’s common stock, subject to adjustments in the event of stock dividends, recapitalizations or certain other transactions and expire three years from the date of issuance. The purchase price of one share of Series E Preferred Stock and the associated warrant was $990.

Additionally, Mr. Barry Honig, a director of the Company, exchanged the outstanding principal and accrued interest of $645,480 owed by the Company under a Credit Facility Agreement for 652 shares of Series E Preferred Stock and warrants to acquire 782,400 shares of the Company’s common stock on equivalent terms to those of investors purchasing in the private placement.

During February and March 2014 certain holders of the Company’s Series E Preferred Stock converted 1,529 shares into 4,587,000 shares of common stock of the Company in accordance with the Series E Preferred Stock certificate of designation. The conversion rate applied to these exchanges was 3,000 shares of common stock for each share of Series E Preferred Stock which was equivalent to a conversion price of $0.33 per share of common stock.

During April 2014 a certain holder of the Company’s Series E Preferred Stock converted 50 shares into 150,000 shares of common stock of the Company in accordance with the Series E Preferred Stock certificate of designation. The conversion rate applied to these exchanges was 3,000 shares of common stock for each share of Series E Preferred Stock which was equivalent to a conversion price of $0.33 per share of common stock.

During July 2014 certain holders of the Company’s Series E Preferred Stock converted 181 shares into 543,000 shares of common stock of the Company in accordance with the Series E Preferred Stock certificate of designation. The conversion rate applied to these exchanges was 3,000 shares of common stock for each share of Series E Preferred Stock which was equivalent to a conversion price of $0.33 per share of common stock.

As of September 30, 2014, there were 15,151 shares of Series E Preferred Stock authorized and 9,425 shares issued and outstanding.

As a result of a private placement completed in October 2014, the conversion price for the Series E Preferred Stock has been reduced effective October 20, 2014 from $0.33 to $0.28 per share of Series E Preferred Stock. Following this adjustment, and in accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company will record an additional deemed dividend in the amount of approximately $1.7 million. As a result of the adjustment, each share of Series E Preferred Stock is convertible into approximately 3,535.714 shares of Common Stock, and the 9,425 Series E Preferred Stock outstanding as of September 30, 2014 are convertible into approximately 33,324,114 shares of Common Stock in the aggregate, compared to 28,275,000 shares of Common Stock prior to the adjustment. (See Note 12).

Common Stock

Private Placements

Subsequent to the third quarter, in October 2014, the Company completed a private placement to accredited investors for the purchase of 35,714,287 shares of its common stock for aggregate net proceeds of approximately $9.9 million (see Note 12).

The Company completed two private placements in the third quarter of 2014. In the first private placement, the Company issued 26,578,854 Units on July 2, 2014 and an additional 2,461,760 Units on July 14, 2014, with each Unit comprised of one share of Common Stock (the “Unit Shares”) and a 30 month warrant (the “Warrant”) to purchase 0.4 of a share of Common Stock (the “Warrant Shares”) at an exercise price of $0.45, for a total of 29,040,614 shares of Common Stock and Warrants to acquire an additional 11,616,222 shares of Common Stock, all pursuant to subscription agreements (each, a “Subscription Agreement”) and a unit purchase agreement (the “Unit Purchase Agreement”) entered into with accredited investors.  The gross proceeds totaled approximately $9.8 million and net proceeds of approximately $8.9 million after commissions and expenses. The Warrants sold as part of the Units are exercisable immediately at an exercise price of $0.45 per share of Common Stock, subject to adjustment in the event of stock dividends, recapitalizations or certain other transactions.  The Warrants will expire on January 2, 2017. Certain FINRA broker-dealers acted on behalf of the Company and were paid aggregate cash commissions of approximately $784,000 and expenses of approximately $136,000 and were issued 30 month warrants to purchase an aggregate of 2,125,391 shares of Common Stock at an exercise price of $0.34.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

In the second private placement, the Company issued 6,813,645 Units on July 30, 2014, with each Unit comprised of one share of Common Stock and a 30 month warrant to purchase 0.4 of a share of Common Stock at an exercise price of $0.45, for a total of 6,813,645 shares of Common Stock and Warrants to acquire an additional 2,725,454 shares of Common Stock, all pursuant to subscription agreements and a unit purchase agreement entered into with accredited investors.  The gross proceeds totaled approximately $2.3 million and the net proceeds totaled approximately $2.2 million after commissions and expenses. In connection with this private placement, certain FINRA broker-dealers acted on behalf of the Company and were paid aggregate cash commissions of approximately $100,000 and expenses of approximately $18,000 and were issued 30 month warrants to purchase an aggregate of 342,855 shares of Common Stock at an exercise price of $0.34.

Additionally, the Company paid a total of approximately $174,000 of legal fees in connection with the July 2014 private placements thereby resulting in total net proceeds of $10.9 million to the Company.

Common stock for services

On February 12, 2013, the Company granted an aggregate of 6,700,000 shares of restricted common stock to a director and certain employees and consultants of the Company, which were valued at fair market value on the date of grant at approximately $3,417,000 or $0.51 per share. These restricted shares vest one third at the end of each of the first three years from the date of issuance.

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

During the nine months ended September 30, 2014, the Company recorded stock-based compensation expense in connection with restricted stock awards of $2,022,747. During the nine months ended September 30, 2014, the Company reversed $76,007 of previously recognized compensation cost related to restricted stock awards that did not vest due to the holder’s termination of employment.  At September 30, 2014, there was a total of $1,420,214 unrecognized compensation expense in connection with restricted stock awards.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options

A summary of the Company’s outstanding stock options as of September 30, 2014 and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2013	32,900,000	$0.40	8.18
Granted	—	—	—
Exercised	—	—	—
Forfeited	(300,000)	0.34	7.97
Cancelled	—	—	—
Balance at September 30, 2014	32,600,000	0.40	7.43

Options exercisable at end of period	31,775 000	$0.40
Options expected to vest through December 31, 2014	825,000
Weighted average fair value of options granted during the period		$—

At September 30, 2014 there was no intrinsic value for the stock options outstanding in the above table.

During the nine months ended September 30, 2014, the Company recorded stock based compensation expense related to options of $70,593. During the nine months ended September 30, 2014, the Company reversed $16,670 of previously recognized compensation cost related to stock option awards that did not vest due to the holder’s termination of employment.  At September 30, 2014, there was a total of $22,170 of unrecognized compensation expense related to non-vested options.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of September 30, 2014 and changes during the period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2013	26,244,621	$0.45	2.22
Granted	16,809,922	0.43	2.50
Cancelled	—	—	—
Forfeited	(5,000,000)	0.60	—
Exercised	—	—	—
Balance at September 30, 2014	38,054,543	$0.43	2.08

Warrants exercisable at September 30, 2014	38,054,543	$0.43	2.08

Weighted average fair value of warrants granted during the period		$0.43

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Treasury Stock

The Company accounts for treasury stock under the cost method. On December 16, 2013, the Company reacquired 127,015 shares of its common stock from certain employees of the Company. Additionally, between February 2014 and March 2014, the Company reacquired 492,513 shares of its common stock from certain employees of the Company. The reacquisition by the Company of its common stock is the result of certain employees electing to surrender shares in order to satisfy their minimum applicable withholding obligation due to the vesting of restricted stock awards. The Company recorded charges of $44,455 and $181,421, respectively, in connection with the 2013 and 2014 stock surrenders. In July 2014, 400,000 unvested restricted stock awards were returned to treasury stock as a result of an employee termination. The value of the treasury stock is reflected separately as a deduction from stockholders’ equity. As of September 30, 2014, there were 1,019,528 of treasury shares valued at $225,876.

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

	For the Three Months ended September 30, 2014	For the Three Months ended September 30, 2013	For the Nine Months ended September 30, 2014	For the Nine Months ended September 30, 2013
Numerator:
Net loss	$(3,975,921)	$(8,023,233)	$(10,929,082)	$(13,067,459)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	313,227,134	273,292,023	290,457,315	272,236,712

Net loss per common share, basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.05)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	September 30, 2014	September 30, 2013
Common stock equivalents:
Stock options	32,600,000	33,400,000
Stock warrants	38,054,543	26,244,621
Convertible preferred stock	28,275,000	33,555,000

Total	98,929,543	93,199,621

As a result of a private placement completed in October 2014, the conversion price for the Series E Preferred Stock has been reduced effective October 20, 2014 from $0.33 to $0.28 per share of Series E Preferred Stock. Following this adjustment, and in accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company will record an additional deemed dividend in the amount of approximately $1.7 million. As a result of the adjustment, each share of Series E Preferred Stock is convertible into approximately 3,535.714 shares of Common Stock, and the 9,425 Series E Preferred Stock outstanding as of September 30, 2014 are convertible into approximately 33,324,114 shares of Common Stock in the aggregate, compared to 28,275,000 shares of Common Stock prior to the adjustment. (See Note 12).

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

2014	$11,651
2015	15,535
$27,186

Rent expense was $35,694 and $33,759 for the nine months ended September 30, 2014 and 2013, respectively.

Mining Leases

As more fully discussed in Note 4 — Mineral Properties, the Company leases certain mineral properties included in its Pershing Pass Property. The future minimum lease payments under these mining leases are as follows:

2014	$10,000
2015	10,000
2016	20,000
2017	25,000
2018	25,000
Thereafter	117,500
$207,500

NOTE 12 — SUBSEQUENT EVENTS

On October 20, 2014, the Company issued 35,714,287 shares of Common Stock in a private placement with accredited investors.  The gross proceeds totaled approximately $10.0 million and net proceeds of approximately $9.9 million after commissions and expenses.

As a result of the October 2014 private placement, the conversion price for the Series E Preferred Stock has been reduced effective October 20, 2014 from $0.33 to $0.28 per share of Series E Preferred Stock (the “Adjusted Conversion Price”). Following this adjustment, each share of Series E Preferred Stock is convertible into the number of shares of Common Stock obtained by dividing the Series E Original Issue Price (as defined in the Certificate of Designation), of is $990.00, by the Adjusted Conversion Price, resulting in each share of Series E Preferred Stock being convertible into approximately 3,535.714 shares of Common Stock. A total of 9,425 shares of Series E Preferred Stock remain outstanding, and as a result of the adjustment, are convertible into approximately 33,324,114 shares of Common Stock in the aggregate, compared to 28,275,000 shares of Common Stock prior to the adjustment. The adjusted conversion price generated additional value to the convertibility feature of the Series E Preferred Stock. Accordingly, the Company will record a deemed dividend of approximately $1.7 million for the additional value of the beneficial conversion feature in October 2014, the period of the adjustment.

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

Overview

During the nine months ended September 30, 2014, we focused primarily on expansion of the Relief Canyon Mine deposit, advancing towards production at the Relief Canyon Mine and exploring new targets. An overview of certain significant events follows:

•	In July 2014, we completed private placements to accredited investors for the purchase of 35,854,259 shares of our common stock and 14,341,676 warrants to purchase shares of common stock for aggregate net proceeds of approximately $10.9 million.

•	In September 2014, we received final permit approval from the BLM and the Nevada Division of Environmental Protection/Bureau of Mining Regulation and Reclamation authorizing mining within the existing open pit mine at Relief Canyon.

•	In October 2014, we completed a private placement to accredited investors for the purchase of 35,714,287 shares of our common stock for aggregate net proceeds of approximately $9.9 million.

•	We commenced drilling on a new target north of the Relief Canyon mine in October 2014. We expect to complete approximately 12 holes for a total of approximately 9,200 feet during the fourth quarter 2014.

•	In March 2014, we completed an updated estimate of mineralized material at the Relief Canyon Mine totaling 34,062,000 tons of mineralized material at an average grade of 0.019 ounces per ton gold. The Company’s in-house technical staff calculated the estimate under Industry Guide 7 of the SEC.

•	In May 2014 we launched our 2014 drilling campaign along the high-wall of the current pit, and within and north of the existing pit, focused on finding mineable ounces to add to our recently updated estimate of mineralized material. Through September 30, 2014 we have drilled 64 holes for a total of approximately 38,000 feet under this campaign. For the remainder of the 2014 drilling program, we plan to drill approximately 35 more holes for a total of approximately 21,000 additional feet. The remaining holes will be equally divided between continued step-out drilling in the north target and on targets to the southwest extension of the Relief Canyon deposit.

•	Throughout the period we performed column leach tests on gold-bearing samples from the Relief Canyon Mine property in order to estimate average gold recovery. In May and June 2014, we reported preliminary results of these tests which show higher gold recoveries than reported by previous operators of the property and also indicate that the mineralized material leaches relatively quickly.

Results of Operations

Three and Nine months ended September 30, 2014 and 2013

Net Revenues

We are an exploration stage company with no operations and we generated no revenues for the three and nine months ended September 30, 2014 and 2013.

Operating Expenses

Total operating expenses for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, were $4.0 million and $3.9 million, respectively. The $100,000 increase in operating expenses for the three months ended September 30, 2014 is comprised largely of a $0.9 million increase in exploration expenses on our Relief Canyon properties and an increase of $0.2 million in general and administrative expenses primarily for public company expenses and legal costs in the current period offset by a $0.8 million decrease in compensation expense related primarily to lower stock-based compensation expense and fewer shares awarded and a decrease of $0.2 million in consulting fees.

Total operating expenses for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, were $10.9 million and $10.6 million, respectively. The $0.3 million increase in operating expenses for the nine months ended September 30, 2014 is comprised largely of a $2.1 million increase in exploration expenses on our Relief Canyon properties and an increase of $0.2 million in general and administrative expenses primarily for public company expenses and legal costs in the current period offset by a $1.5 million decrease in compensation expense related primarily to lower stock-based compensation expense and fewer shares awarded and a decrease of $0.4 million in consulting fees.

Loss from Operations

We reported loss from operations of $4.0 million and $3.9 million for the three months ended September 30, 2014 and 2013, respectively. The increase in operating loss was due primarily to the increases in operating expenses described above.

We reported loss from operations of $10.9 million and $10.6 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in operating loss was due primarily to the increases in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was ($900) and ($5,000) for the three months ended September 30, 2014 and 2013, respectively. The change in other income (expense) is primarily attributable to a decrease in interest expense of $4,100.

Total other income (expense) was ($3,200) and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively. The change in other income (expense) of $1.6 million is primarily attributable to the absence in 2014 of $1.7 million of realized gain from the sale of our Amicor and Valor Gold securities and a decrease in interest expense of $20,000.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of ($4.0) million for the three months ended September 30, 2014 as compared to a net loss of ($3.9) million for the three months ended September 30, 2013.

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of ($10.9) million for the nine months ended September 30, 2014 as compared to a net loss of ($9.0) million for the nine months ended September 30, 2013.

Liquidity and Capital Resources

At September 30, 2014, our cash and cash equivalents totaled $10.4 million. Our cash and cash equivalents increased during the nine months ended September 30, 2014 by $2.7 million from our cash and cash equivalents balance at December 31, 2013 of $7.7 million. The increase in cash and cash equivalents was primarily the result of net cash provided by financing activities of $10.7 million from the July 2014 private placements of our common stock partly offset by cash used in operations of $7.9 million that was comprised largely of exploration expenditures, primarily at the Relief Canyon Mine to establish our estimate of mineralized material, and general and administrative functions, including consultant fees, compensation costs, legal fees and public company expenses. Subsequent to the third quarter, we completed an additional private placement of common stock in October 2014 for approximately $9.9 million net proceeds.

We plan the following expenditures for the remaining quarter of 2014:

•	$2.8 million on general and administrative expenses (including employee salaries, public company expenses, consultants and land holding costs);

•	$0.8 million on exploration drilling to expand the current resource at the Relief Canyon Mine property;

•	$0.5 million on additional work at the Relief Canyon Mine including further metallurgy results, progress towards an internal economic analysis and pre-development.

•	$0.4 million on exploration drilling at our Buffalo Mountain project; and

•	$0.2 million on additional permitting and bonding, including an Environmental Assessment to expand the open-pit mine at the Relief Canyon Mine property.

The actual amount we spend for the remaining quarter of 2014 may vary significantly from the amounts specified above and will depend upon several factors, including the results of our exploration and pre-development work at the Relief Canyon Mine property and timing of obtaining the necessary permitting approvals. If we continue with our plans to commence mining at Relief Canyon in the second half of 2015, we expect to require additional external financing to fund exploration and commencement of mining by mid-2015. This funding could be in the form of equity, debt, asset sales and strategic alternatives, including potential investors in our projects and potential business combination transactions.  There is no assurance that we will be successful and if we are not, we will be required to significantly curtail our activities and possibly cease our business.

In October 2014, we completed a private placement to accredited investors for the purchase of 35,714,287 shares of our common stock for aggregate net proceeds of $9.9 million.

Changes in Significant Accounting Policies

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods; however early adoption is permitted. We evaluated and adopted ASU 2014-10 for the interim reporting period ended September 30, 2014.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently assessing the impact of this ASU on the Company’s consolidated financial statements.

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, amounts and timing of closure obligations, the assumptions used to calculate fair value of options and warrants granted, beneficial conversion on convertible notes payable and preferred stock, capitalized mineral rights, asset valuations, common stock issued for services, common stock issued for conversion of notes and common stock issued in connection with an acquisition.

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

Asset Retirement Obligations

Asset retirement obligations, consisting primarily of estimated mine reclamation and closure costs at the Company’s Relief Canyon property, are recognized in the period incurred and when a reasonable estimate can be made, and recorded as liabilities at fair value. Such obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to accretion expense. Corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. Asset retirement obligations are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimated timing or amount of reclamation and closure costs. We review and evaluate the asset retirement obligations annually or more frequently at interim periods if deemed necessary.

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

With respect to the quarterly period ended September 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Pershing Gold Corporation

Date: November 11, 2014	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer (Principal Executive Officer)

Date: November 11, 2014	By:	/s/ Eric Alexander
Eric Alexander
Vice President Finance and Controller (Principal Financial Officer)

