Form 10-K
period 2014-12-31
Pershing Gold Corp.
filed 2015-03-05
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 was approximately $62.4 million, based on the closing price of the registrant’s common stock of $0.36 per share on the OTC Markets’ OTCQB on June 30, 2014. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2014 included all directors and officers and one shareholder that held approximately 19.0% of its outstanding common stock.

The number of shares of common stock outstanding on March 3, 2015 was 355,406,041.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registration’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2015 Annual Meeting of Stockholders or amendment to this Form 10-K are incorporated by reference in Part III of this annual report on Form 10-K.

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

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, including expectations and plans for production from the Relief Canyon properties, related permitting and exploration activities, expenditures or other matters, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

•	Risks relating to the 2015 exploration efforts to expand the Relief Canyon deposit, recommissioning of the gold processing facility on the Relief Canyon Mine site, determining the feasibility and economic viability of commencing mining and recommissioning the gold processing facility, our ability to fund future exploration efforts costs or purchase additional equipment, and our ability to obtain or amend the necessary permits, consents, or authorizations needed to advance expansion of the deposit or recommissioning of the gold processing facility;

•	Risk relating to our target of commencing gold production following the completion of a Preliminary Economic Assessment, including the feasibility and economic viability of commencing gold production in 2015, our ability to develop an economically feasible operating plan, our ability to obtain sufficient external funding, and our ability to obtain the necessary permits and permit amendments;

•	Risks related to the Relief Canyon properties other than the Relief Canyon Mine, including our ability to advance gold exploration, discover any deposits of gold of other minerals which can be mined at a profit, maintain our unpatented mining claims and millsites, commence mining, obtain and maintain any necessary permits, consents, or authorizations needed to continue exploration, and raise the necessary capital to finance exploration and potential expansion;

•	Our ability to acquire additional mineral targets;

•	Our ability to obtain additional external funding;

•	Our ability to achieve any meaningful revenue;

•	Our ability to engage or retain geologists, engineers, consultants and other key management and mining personnel necessary to successfully operate and grow our business;

•	The volatility of the market price of our Common Stock or our intention not to pay any cash dividends in the foreseeable future;

•	Changes in any federal, state or local laws and regulations or possible challenges by third parties or contests by the federal government that increase costs of operation or limit our ability to explore on certain portions of our property;

•	Continuing decreases in the market price for gold and economic and political events affecting the market prices for gold and other minerals which may be found on our exploration properties; and

•	The factors set forth under “Risk Factors” in Item 1A of this annual report on Form 10-K.

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

“Heap leach” means a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals, i.e. gold, copper, etc.; the solutions containing the metals are then collected and treated to recover the metals.

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

“Mining claim” means a mining interest giving its holder the right to prospect, explore for and exploit minerals within a defined area.

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

PART I

ITEMS 1 AND 2:  BUSINESS AND PROPERTIES

Overview

We are a gold and precious metals exploration company pursuing exploration, development and mining opportunities primarily in Nevada. We are currently focused on exploration at our Relief Canyon properties in Pershing County in northwestern Nevada and, if economically feasible, commencing mining at the Relief Canyon Mine. None of our properties contain proven and probable reserves, and all of our activities on all of our properties are exploratory in nature.

Our principal offices are located in Lakewood, Colorado at 1658 Cole Boulevard, Building No. 6, Suite 210, Lakewood, Colorado 80401 and we have an exploration office at 1055 Cornell, Lovelock, Nevada 89419. Our telephone number is 720-974-7254.

Corporate Structure

We were incorporated in Nevada on August 2, 2007 under the name Excel Global, Inc., and we changed our name to Pershing Gold Corporation on February 27, 2012. We operate our business directly and also through our wholly-owned subsidiary, Gold Acquisition Corp., a Nevada corporation. Gold Acquisition Corp. owns and is conducting exploration on the Relief Canyon Mine property in northwestern Nevada and plans to reopen the mine if economically feasible. Pershing Gold Corporation owns directly and is conducting exploration on the Relief Canyon expansion properties adjacent to the Relief Canyon Mine property. We also have a subsidiary that holds a royalty interest.

Business Strategy

Our business strategy is to acquire and advance precious metals exploration properties. We seek properties with known mineralization that are in an advanced stage of exploration and have previously undergone some drilling but are under-explored, which we believe we can advance quickly to increase value.  We are currently focused on exploration of the Relief Canyon properties and, if economically feasible, commencing mining at the Relief Canyon Mine.

Relief Canyon

We acquired the Relief Canyon Mine property in August 2011. The property then consisted of approximately 1,100 acres of unpatented mining claims and millsites and included three open-pit mines and a processing plant that could be used to process material from the Relief Canyon Mine or from other mining operations. We refer to this property as the “Relief Canyon Mine property.”

We significantly expanded our Relief Canyon property position in 2012 with the acquisition of approximately 23,000 additional acres of unpatented mining claims and leased and subleased lands around and south of the Relief Canyon Mine.  We refer to our current expanded property position as the Relief Canyon property. In early 2015, we acquired about 74 mining claims near the mine and on which the processing facilities are located that we had previously leased from Newmont USA Ltd. (“Newmont”), and entered into a new mining lease directly with the owner of approximately 1,600 acres that we had previously subleased from Newmont. See “Relief Canyon Properties – Property History – Title and Ownership Rights” and “–Newmont Leased Property”. Most of the property on which the mine and processing facilities are located is subject to a 2% net smelter return royalty payable to Battle Mountain Gold (now Royal Gold) or Newmont.  The recently acquired leased lands are also subject to a 2.5% net smelter return royalty payable to the landowner, New Nevada Resources, LLC. Our Relief Canyon properties currently total approximately 25,000 acres and are comprised of approximately 948 owned unpatented mining claims, 120 owned millsite claims, 172 leased unpatented mining claims, and 2,235 acres of leased and 2,770 acres of subleased private lands.

Since acquisition of the Relief Canyon Mine property, our exploration efforts have been focused primarily on expanding the known Relief Canyon Mine deposit. Our 2011 and 2012 exploration drilling program expanded the deposit, which was further expanded by our 2013 drilling program. In March 2014, we reported the following estimate by Mine Development Associates of mineralized material at the Relief Canyon deposit, calculated at a cut-off grade of 0.0046 ounces of gold per ton.

Tons	Average gold grade (ounces per ton)
34,062,000	0.019

“Mineralized material” as used in this annual report on Form 10-K, although permissible under the Securities and Exchange Commission (“SEC”) Guide 7, does not indicate “reserves” by SEC standards.  We cannot be certain that any part of the Relief Canyon deposit will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.” Investors are cautioned not to assume that all or any part of the mineralized material will be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

We began a new drilling program in 2014 which we completed in early 2015. In this program, through January 2015, we drilled a total of 134 holes, for approximately 74,000 feet, for the purpose of extending and upgrading the current deposit. Since we acquired Relief Canyon, we have drilled a total of 305 drill holes comprising approximately 163,500 feet at the Relief Canyon Mine property.

Our management views the drill results from the 2014 and 2015 program, which include some gold intercepts at significantly higher grades than the average historic grade of the Relief Canyon deposit of approximately one gram per ton, as positive. We are in the process of completing an updated estimate of mineralized material which we expect to be completed in the second quarter of 2015. Following this updated estimate, we plan to retain an independent engineering firm to complete an independent Preliminary Economic Assessment (PEA) that will analyze potential production rates, cash costs, all-in-sustaining costs, mine life and other key factors. We expect to make a decision regarding whether to pursue the commencement of mining and processing following completion of the PEA.

If we were to decide to pursue the commencement of production at Relief Canyon, additional external financing would be required. Although the Relief Canyon mine currently has an available leach pad and processing facility and we have senior mine and processing personnel in place, we would be required to obtain mining equipment (which could be through purchase, lease, contract mining or a combination of these), hire employees for the mine and the processing plant, purchase materials and supplies, commence mining, leaching and processing activities, and continue these activities as well as the corporate activities currently conducted for a number of months until sufficient positive cash flow is produced by gold sales to fund all of these ongoing activities. The PEA will include estimates of the amounts of additional external financing required and the time period required prior to achieving sufficient positive cash flow, at assumed gold prices and operating parameters, to fund these expenditures and our operations on an ongoing basis.

Additional external financing could be obtained by the sale of equity or debt securities, asset sales, project or product financing or strategic alternatives, which could include third party purchasers of an interest in the Relief Canyon mine or other projects or business combinations which could include a sale of the mine or the Company. There are no assurances that we will be successful in raising sufficient financing to commence production at Relief Canyon or to continue our business.

During 2015, we plan to focus primarily on updating the Relief Canyon mineralized material estimate, completing a PEA on the proposed mine, preparing permit applications related primarily to potential mine expansions and continuing work to develop an economically feasible mining and processing plan. We estimate that costs for these activities for 2015, not including general and administrative costs, will total approximately $1.8 million.

Listing on a National Exchange

We have applied to list our Common Stock on The NASDAQ Stock Market. In order for our Common Stock to be listed, we must fulfill certain listing requirements including a minimum stock price for our Common Stock. At our 2014 Annual and Special Meeting of Stockholders held on December 11, 2014, we received stockholder approval to extend for 12 months the period in which the board of directors is authorized to effect a reverse stock split of our outstanding Common Stock and to change the allowable exchange ratio to not less than 1-for-4 and not more than 1-for-25. The reverse stock split was first approved by our stockholders at our 2013 Annual and Special Meeting of Stockholders. We expect that a reverse stock split would initially result in an increase in the price per share of our Common Stock and substantially reduce the risk that a U.S. national securities exchange would decline to list our Common Stock on the basis of failure to meet the exchange’s minimum stock price. No assurances can be given that, even if we satisfy this listing requirement, our listing on The NASDAQ Stock Market or another U.S. national securities exchange will be approved, or that, if our Common Stock is listed on The NASDAQ Stock Market or another U.S. national securities exchange, we will be able to satisfy the maintenance requirements for continued listing.

Relief Canyon Properties

The Relief Canyon properties are currently our primary focus. Our Relief Canyon property rights currently total approximately 25,000 acres and are comprised of approximately 948 owned unpatented mining claims, 120 owned millsite claims, 172 leased unpatented mining claims, and 2,235 acres of leased and 2,770 acres of subleased private lands.

Location, Access and Facilities

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

Through our wholly-owned subsidiary, Gold Acquisition Corp., we own 238 unpatented mining claims and 120 millsite claims, and lease approximately 1,600 acres of fee land, at the Relief Canyon Mine property. The property includes the Relief Canyon Mine and gold processing facility, currently on care and maintenance. The Relief Canyon Mine includes three open pit mines, heap leach pads comprised of six cells, two solution ponds and a cement block constructed adsorption desorption-recovery (ADR) solution processing circuit. The ADR type process plant consists of four carbon columns, acid wash system, stripping vessel, and electrowinning cells. The process facility was completed in 2008 and Firstgold Corp produced gold until 2009. The facilities are generally in good condition.

When it was in production in the late 1980s and early 1990s, previous operators of the Relief Canyon Mine used conventional heap leach processing methods in which ore removed from the open-pit mines was crushed, stacked on heap leach pads and sprinkled with a dilute sodium cyanide solution to dissolve gold and silver from the ore.  The “pregnant” gold and silver bearing solution was piped to the gold recovery plant and processed using a conventional ADR gold and silver recovery system.  In the ADR system, the pregnant solution flowed through a series of carbon columns where the gold and silver were adsorbed onto activated carbon.  The next step in the process involved stripping the gold from the gold-bearing carbon in electrowinning cells and then recovering the gold in an on-site refinery.  The resulting gold and silver doré was then sent to a third party facility for further processing into saleable gold and silver products.  Following removal of the gold and silver, the cyanide solution was recycled to the heap leach pads in a closed-loop system.

The Company plans to add mercury pollution control equipment to the process plant to allow for onsite stripping of the gold-bearing carbon, which would require additional environmental permits and additional capital. If the Company elects not to add the mercury pollution control equipment or if there are permitting problems or delays, the Company could ship gold-laden carbon from the carbon columns to a third party refinery for further processing.

Adequate line power is available to the site to operate the existing process facility and ancillary facilities. There is a backup generator onsite that could provide the required power for the heap leach pumping system in the event of power outages. Another generator will be used to provide power for the crushing and conveying system. Sufficient water rights to operate the facility have been appropriated with two operating and permitted wells.

The map below shows the location of the Relief Canyon properties:

Rock Formation and Mineralization

The Relief Canyon properties are located in Pershing County, Nevada at the southern end of the Humboldt Range. The range is underlain by a sequence of late Paleozoic to Mesozoic aged volcanic and sedimentary rocks. Gold-bearing rocks at the Relief Canyon properties are primarily developed within breccia zones along the contact between the Grass Valley and Cane Springs Formations.

Property History

Gold was first discovered on the property by the Duval Corp. in 1979. Subsequent exploration was performed by various companies including Lacana Mining, Santa Fe Gold Corp., and Pegasus Gold Inc., and gold was produced from the properties during the late 1980s and early 1990s. Firstgold Corp. acquired the property in 1995, explored periodically from 1995 until 2009, and produced a small amount of gold in 2009. Firstgold Corp. filed for bankruptcy protection in January 2010, and in August 2011, pursuant to an order of the bankruptcy court, the Company (through our wholly owned subsidiary, Gold Acquisition Corp.) purchased 100% of the Relief Canyon Mine property and related assets.

Title and Ownership Rights.

Our Relief Canyon property rights currently total approximately 25,000 acres and are comprised of approximately 948 owned unpatented mining claims, 120 owned millsite claims, 172 leased unpatented mining claims, and 2,235 acres of leased and 2,770 acres of subleased private lands.. In January 2015, we acquired certain mining claims from Newmont USA Ltd , entered into a new mining lease on private, or fee, lands previously subleased from Newmont, and amended the 2006 Minerals Lease and Sublease with Newmont with respect to certain other portions of the Relief Canyon properties. These transactions, which did not increase the size of the Relief Canyon property position, are described below.

In order to maintain ownership of the unpatented mining claims and millsites at the Relief Canyon properties, we are required to make annual claim maintenance payments of $155 per mining claim or millsite to the U.S. Bureau of Land Management (“BLM”), and to record in the county records an affidavit of payment of claim maintenance fees and notice of intent to hold and pay county recording fees of $10.50 per claim or millsite. Our total property maintenance costs for all of the unpatented mining claims and millsites for the Relief Canyon properties in 2014 was approximately $205,000, and we expect our costs to be approximately the same in 2015. The BLM is required by statute to adjust the claim maintenance fees for inflation every five years, or more frequently if the Secretary of Interior determines an adjustment to be reasonable. Those fees were most recently adjusted in 2014.

January 2015 Acquisition. In January 2015, we acquired 74 unpatented mining claims totaling approximately 1,300 acres that we had previously leased from Newmont.  We also entered into a new mining lease directly with New Nevada Resources, LLC and New Nevada Lands, LLC for approximately 1,600 acres of fee, or private, land that we had previously subleased from Newmont. The new lease has a primary term of twenty years that can be extended for so long thereafter as mining, development or processing operations are being conducted on a continuous basis. The lease contains customary terms and conditions, including annual advance royalty payments commencing at $1.00 per acre and increasing after five years by the greater of five percent or an amount determined from the Consumer Price Index, and a 2.5% net smelter returns production royalty.

The claims that we acquired from Newmont and the fee land subject to our new lease are located near and include portions of the pit and the land on which the processing facilities are located.  These properties also include lands to the south and west of the current mine pits that the Company believes are prospective for potential expansion of the Relief Canyon deposit, and lands that could in the future be used for new or expanded mine support facilities, including potential waste rock storage. As a result of these transactions, the claims we purchased from Newmont and the private lands we leased from New Nevada Resources and New Nevada Lands are no longer subject to Newmont’s joint venture rights discussed below.

Newmont Leased Property. The Newmont Leased property, which we hold pursuant to a 2006 Mineral Lease and Sublease with Newmont consists of 137 unpatented lode mining claims owned by Newmont, comprising approximately 2,435 acres, and approximately 2,770 acres of privately-owned fee minerals leased by Newmont.

Also as part of the January 2015 transactions with Newmont, Newmont and the Company entered into an amendment (the “Third Amendment”) of the 2006 Minerals Lease and Sublease. The amendment removed from the 2006 Minerals Lease and Sublease the claims we purchased from Newmont and the private lands we leased directly from New Nevada Resources and New Nevada Lands. Pursuant to the Third Amendment the Company agreed to a $2.6 million work commitment on the properties remaining subject to the 2006 Minerals Lease and Sublease to be expended by January 2022. As of mid-December 2014, the Company had already incurred and can credit approximately $2.4 million in exploration expenditures against the $2.6 million work commitment. Under the 2006 Minerals Lease and Sublease, if we elect not to or fail to incur at least $0.5 million in exploration expenditures per year, the annual rental payment to Newmont would be approximately $0.1 million. Because we have satisfied the work commitments for 2014, 2015, and 2016, we are not required to make annual rental payments for those years. We would be required to expend $0.5 million in additional direct drilling expenditures in 2017 in order to avoid the annual rental payment requirement.  We are also required to reimburse Newmont for advance royalty payments made by Newmont to the lessor each year under Newmont’s underlying lease with New Nevada Resources. The reimbursement amount was approximately $2,500 for each of 2013 and 2014.

In connection with the January 2015 transactions with Newmont, Newmont and New Nevada Resources LLC entered into a new Mining Lease (the “2015 Newmont Lease”) covering about 2,770 acres of private lands included in the Company’s Relief Canyon properties, shown on the map above as subleased fee land. The 2015 Newmont Lease has a primary term of twenty years that can be extended for as long thereafter as mining, development or processing operations are being conducted on a continuous basis. The 2015 Newmont Lease contains customary terms and conditions, including an advance royalty and a 2.5% net smelter returns production royalty payable to New Nevada Resources LLC. We continue to hold our rights to the private lands covered by the 2015 Newmont Lease pursuant to our 2006 Minerals Lease and Sublease with Newmont.

Newmont Joint Venture Rights. Under the 2006 Minerals Lease and Sublease, if we decide to commence mine construction activities in anticipation of mining on any portion of the properties covered thereby, we are required to notify Newmont and provide Newmont with a copy of a positive feasibility study covering the property on which we intend to commence production, as well as additional information. Newmont has the right at any time until we deliver a positive feasibility study on the Newmont Leased property that is subject to the Newmont area of interest, as shown on the map above, and for a period of 90 days thereafter either (i) to elect to enter into a joint venture agreement with us covering all of the Newmont Leased properties and governing the development of the Newmont Leased properties going forward, which we refer to as the “Venture Option”, in which case Newmont is required to reimburse us for 250% of the expenditures incurred since March 29, 2006, and with respect to which Newmont would have a 51% participating interest and we would have a 49% participating interest, or (ii) if Newmont does not elect the Venture Option, to convey the Newmont Leased properties to us, reserving the 3% to 5% sliding scale net smelter returns royalty discussed in the following paragraph, and to receive a $1.5 million production bonus on the commencement of commercial production.

The 2006 Minerals Lease and Sublease provides that, if Newmont did not elect the Venture Option and instead conveyed the Newmont Leased properties to us, the properties would be burdened by a 3% to 5% net smelter royalty tied to the gold price. The 5% net smelter royalty would apply if the monthly average gold price is equal to or greater than $400 per ounce. In addition, we must pay a 2.5% net smelter returns royalty to the underlying lessor, New Nevada Resources, LLC on approximately 2,770 acres of the Newmont Leased properties.

Royalties. The map below shows the royalties payable on the properties on which the current Relief Canyon pits and processing facilities are located and the surrounding properties the Company now owns or leases directly from New Nevada Resources, LLC and New Nevada Lands, LLC, as the result of the transactions with Newmont described above.

Pershing Pass Property. The Pershing Pass property consists of over 700 unpatented mining claims covering approximately 12,000 acres and a mining lease covering approximately 600 acres.  The Pershing Pass property includes approximately 490 unpatented lode mining claims covering approximately 9,700 acres that we acquired from Silver Scott Mines in March 2012 and approximately 283 unpatented lode mining claims covering about 5,660 acres owned directly by Victoria Resources (US) Inc., a wholly-owned subsidiary of Victoria Gold Corp., prior to our purchase. Victoria has reserved a 2% net smelter return production royalty on the 221 claims that are located outside the area of interest related to the Newmont Leased property, discussed above.  The Pershing Pass property also includes 17 unpatented mining claims acquired from a third party in April 2012 subject to a 2% net smelter return royalty, 17 unpatented mining claims that we located in mid-2012, and approximately 635 acres of private lands that we leased in January 2013.  The primary term of the lease is ten years, which may be extended as long as mineral development work continues on the property. Production from the private lands covered by the lease is subject to a 2% net smelter return royalty on all metals produced other than gold, and to a royalty on gold indexed to the gold price, ranging from 2% at gold prices of less than $500 per ounce to 3.5% at gold prices over $1,500 per ounce. Prior to one year after commencement of commercial production, we can repurchase up to 3% of the royalty on gold production at the rate of $600,000 for each 1%.

In September 2013, we entered into a lease agreement and purchase option for 19 unpatented mining claims (approximately 400 acres) in the Pershing Pass Property. The lease grants us exclusive rights to conduct mineral exploration, development and mining and an exclusive option to purchase the claims. The primary term of the lease is ten years, which may be extended as long as mineral exploration, development, or mining work continues on the property. Production from the lease is subject to a 1% net smelter return royalty on precious metals and a one-half percent net smelter royalty on all other metals produced from the lease. Prior to production, and starting in September 2016, we are required to pay a $10,000 per year advance minimum royalty payment to Wolf Pack Gold. The advance minimum royalty remains at $10,000 per year until September 2023 when the advance royalty payment increases to $12,500 per year. The advance royalty payment increases to $15,000 per year in September 2028 and then $20,000 per year in September 2033. The advance minimum royalty payments are due on or before the anniversary dates of the lease agreement. If we decide to exercise the purchase option, which is exercisable at any time, we can acquire the 19 unpatented mining claims for $250,000.

Environmental Permitting Requirements.

Various levels of governmental controls and regulations address, among other things, the environmental impact of mineral mining and exploration operations and establish requirements for reclamation of mineral mining and exploration properties after exploration operations have ceased. With respect to the regulation of mineral mining and exploration, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission limits and other design or operational requirements for various aspects of the operations, including health and safety standards. Legislation and regulations also establish requirements for reclamation and rehabilitation of mining properties following the cessation of operations and may require that some former mining properties be managed for long periods of time after mining activities have ceased.

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

We have an approved Plan of Operations from the BLM and a Reclamation Permit from the Nevada Division of Environmental Protection/Bureau of Mining Regulation and Reclamation (“NDEP”) that authorizes exploration drilling at the Relief Canyon Mine property. These permits also authorize commencement of mining within the existing open pits and use of the heap leach mineral processing facilities.

Our current reclamation bond with BLM and the NDEP totals approximately $5.4 million, increased from 5.0 million in the fourth quarter 2014, which is currently approximately $140,000 in excess of the current requirement to cover reclamation of land disturbed in our exploration and mining operations. We satisfy this obligation by providing a surface management surety bond in that amount through a third-party insurance underwriter, collateralized by approximately 45% of the bond amount, or about $2.3 million.

Approximately $5.26 million of our reclamation bond with BLM and the NDEP covers both exploration and mining at the Relief Canyon Mine property, including the three open-pit mines and associated waste rock disposal areas, the mineral processing facilities, ancillary facilities, and the exploration roads and drill pads, with an additional $12,500 covering generative exploration properties located away from the Mine. The remaining approximately $0.14 million can be used to satisfy, or partially satisfy, future bonding requirements for exploration or mining. Our preliminary estimate of the likely amount of additional financial assurance for future exploration is approximately $0.1 million, although we expect periodic increases due to effects of inflation. Our preliminary estimate of the likely amount of additional financial assurance to recommence mining operations is approximately $0.6 million, which may increase as our mining plans are finalized and reviewed by the applicable agencies.

We have received the final permits required to commence mining at Relief Canyon within the existing open-pit mine. We plan to file in 2015 requests to amend certain permits that would allow us to expand the mine above the water table, which will require amendments to the BLM Plan of Operations and the NDEP Reclamation Permit. We anticipate that the existing permits can be amended to authorize mining above the water table; however, securing the necessary permits may take longer or cost more than anticipated. We expect BLM may require an Environmental Assessment prior to approving a mine expansion above the water table. We estimate the annual cost of holding these permits to total approximately $35,000 and the 2015 cost to amend these permits to authorize future mining above the water table to total approximately $200,000, which may increase as our mining plans are finalized.

The Relief Canyon heap leach processing facility is fully permitted, however we plan to amend the permits to add a gold recovery circuit and refinery. Additionally, we will be required to provide BLM and NDEP with a larger reclamation bond prior to resuming mining. Additional permitting would be required in the future to mine below the water table. BLM may require an Environmental Impact Statement to evaluate the impacts associated with mining below the water table.

As discussed above, we have an authorized Plan of Operations from the BLM and a Reclamation Permit from the NDEP, which authorized our 2014 and 2015 drilling program at Relief Canyon. We may need to secure a new NDEP Reclamation Permit in order to conduct exploration activities on the private lands leased and subleased from Newmont. We plan to apply for additional required permits to conduct our exploration programs as necessary. These permits would be obtained from either the BLM or the NDEP. Obtaining such permits will require the posting of additional bonds for subsequent reclamation of disturbances caused by exploration. Delays in the granting of permits or permit amendments are not uncommon, and any delays in the granting of permits may adversely affect our exploration activities.

Our current exploration permit costs are minimal, although future exploration activities may require amendments to these permits. Additionally, a new NDEP reclamation permit may be required for future exploration activities on the private lands within the Newmont Leased properties, as defined below in “—Other Exploration—Newmont Leased Property”. We also anticipate that one or more Notices of Intent will be required from BLM for exploration drilling in the future on our unpatented mining claims in the Pershing Pass area of the Relief Canyon expansion properties, located to the south of the Relief Canyon Mine property. A Notice of Intent includes information regarding the company submitting the notice, maps of the proposed disturbance, equipment to be utilized, the general schedule of operations, a calculation of the total disturbance anticipated, and a detailed reclamation plan and budget. A bond in U.S. currency is required to ensure reclamation, and the amount is determined based on the estimated third-party costs to reclaim and re-vegetate the disturbed acreage. BLM approval of the Notice is not required, but the bond calculation is required to be approved in writing by the BLM before work can proceed. It is not necessary to file a Notice of Intent prior to work on private land. The Notice of Intent must be filed with the BLM for all activities involving the disturbance of five acres (two hectares) or less of the surface. Measurement of land disturbance is cumulative, and once five acres total has been disturbed and remains unreclaimed in one project area, a Plan of Operations must be filed and approved by the BLM before additional work can take place, and a Reclamation Permit must be obtained from the NDEP. Both the Plan of Operations and the NDEP Reclamation Permit require a cash bond and a reclamation plan.

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

Other Exploration

We conducted generative exploration on the Relief Canyon expansion properties in 2012 and 2013. We did not focus on exploration in the Relief Canyon expansion properties in 2014, and we do not expect to do so in 2015, as we intend to continue to focus our expenditures on the Relief Canyon Mine. Because the Relief Canyon expansion properties are at an early stage of exploration, it would take at least several years to perform sufficient exploration drilling to determine whether these properties contain mineable reserves that could be put into production in the future. Exploration costs in future years may increase or decrease depending on results and available funding. However, because the Relief Canyon properties have a lower priority than expenditures on the Relief Canyon Mine property, if we do not receive adequate funding, we would reduce, postpone or cancel expenditures at our Relief Canyon expansion properties before reducing, postponing or cancelling exploration activity at the Relief Canyon Mine property.

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

Employees

We currently have 22 full-time employees and one part-time employee. We believe that our relations with our employees are good. In the future, if our activities grow, we may hire personnel on an as-needed basis. For the foreseeable future, we plan to engage geologists, engineers and other consultants as necessary.

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

Market for Gold

In the event that gold is produced from our property, we believe that wholesale purchasers for the gold would be readily available. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. Among the largest are Handy & Harman, Engelhard Industries and Johnson Matthey, Ltd. Historically, these markets are liquid and volatile.  In 2014 and through February 27, 2015, the London Fix AM high and low gold fixes were $1,379 and $1,144.50 per troy ounce, respectively, which represents an approximately 18.5% decline in gold prices as compared to the high price in 2013. Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including but not limited to:

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

Gold ore is typically mined and leached to produce pregnant solutions, which are processed through a series of steps to recover gold and produce dore. Gold dore is then sold to refiners and smelters for the value of the minerals that it contains, less the cost of further refining and smelting. Refiners and smelters then sell the gold on the open market through brokers who work for wholesalers including the major wholesalers listed above.

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

The properties on which we have the right to explore for gold and other minerals are not known to have any deposits of gold or other minerals that can be mined at a profit. Whether a gold or other mineral deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the gold or other minerals which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. We are also obligated to pay production royalties on certain of our mineral production, including a net smelter royalty of 2% or 2.5% on production from most of our Relief Canyon Mine property, which would increase our costs of production and make our ability to operate profitably more difficult. We are also obligated to pay a net smelter royalty of up to 5% on production from some of our claims and lands.

We are an exploration stage company and have only recently commenced exploration activities on our claims. We reported a net loss for the year ended December 31, 2014, and expect to incur operating losses for the foreseeable future.

Our evaluation of our Relief Canyon Mine property is primarily based on historical production data and on new exploration data that we have developed since 2011, supplemented by historical exploration data. Our plans for recommencing mining and processing activities at the Relief Canyon Mine property are in their early stages and preliminary, as are our exploration programs on the Relief Canyon expansion properties. Accordingly, we are not yet in a position to estimate expected amounts of minerals, yields or values or evaluate the likelihood that our business will be successful. We have not earned any revenues from mining operations. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties and commencement of mining activities that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, costs and expenses that may exceed current estimates and the requirement for external funding to continue our business. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We reported a net loss of approximately $16.5 million for the year ended December 31, 2014 and a net loss of approximately $91.3 million for the period from September 11, 2011 (inception) to December 31, 2014. We expect to incur significant losses into the foreseeable future. Our monthly burn rate for all costs during 2014 was approximately $1.1 million, including $575,000 for general and administrative costs (including all employee salaries, public company expenses, consultants, and land holdings costs) and $525,000 for exploration activities. We expect, based on our current preliminary budget, our monthly burn rate for all costs in 2015 to be approximately $625,000 (including approximately $475,000 for general and administrative costs and $150,000 for exploration, permitting, and plant recommissioning), which may increase as our plans develop. We expect to require additional external financing to fund operations and exploration by mid-2016. If we are unable to raise external funding, and eventually generate significant revenues from our claims and properties, we will not be able to earn profits or continue operations. We have no production history upon which to base any assumption as to the likelihood that we will prove successful, and it is uncertain that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

We spent approximately $13.4 million on our business and exploration during the year ended December 31, 2014. Our estimated total cost for 2015 for exploration, permitting, landholding, facilities recommissioning and for general and administrative costs is approximately $7.5 million. If, following the completion of an independent Preliminary Economic Analysis (PEA), we decide to pursue the commencement of production at Relief Canyon, additional external financing would be required. In addition, even if we do not decide to pursue the commencement of production at Relief Canyon, we will be required to raise additional funds in order to finance our operations by mid-2016. We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds would prevent us from achieving our business objectives and would have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our Common Stock. Such securities may also be issued at a discount to the market price of our Common Stock, resulting in possible further dilution to the book value per share of Common Stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

If we decide to pursue the commencement of mining and processing activities at Relief Canyon, unanticipated problems or delays may negatively affect our business and financial condition.

If we were to decide to pursue the commencement of mining and processing activities at Relief Canyon, additional external financing, in excess of any proceeds of this private placement, would be required.  Although the Relief Canyon mine currently has an available leach pad and processing facility and we have senior mine and processing personnel in place, we would be required to obtain mining equipment (which could be through purchase, lease, contract mining or a combination of these), hire employees for the mine and the processing plant, purchase materials and supplies, commence mining, leaching and processing activities, and continue these activities as well as the corporate activities currently conducted for a number of months until sufficient positive cash flow is produced by gold sales to fund all of these ongoing activities. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of materials, mining or processing problems, unanticipated variations in mined materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental problems, unforeseen difficulties or labor issues, any of which could delay or prevent us from commencing or ramping up mining and processing. If our start-up were prolonged or delayed or our costs were higher than anticipated, we could be unable to obtain sufficient funds to cover the additional costs, and our business could experience a substantial setback. Prolonged problems could have a material adverse effect on our business, consolidated financial condition or results of operations and threaten our viability.

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

We acquired all of our property interests since August 2011. Our operating history consists of our exploration activities. We have no income-producing activities from mining or exploration. We have already lost money because of the expenses we have incurred in acquiring the rights to explore on our property and conducting our exploration activities. Exploring for gold and other minerals or resources is an inherently speculative activity and there is no assurance we will be able to develop an economically feasible operating plan for the Relief Canyon Mine. There is a strong possibility that we will not find any other commercially exploitable gold or other deposits on our property. Because we are an exploration company, we may never achieve any meaningful revenue.

We must make annual lease payments, advance royalty and royalty payments and claim maintenance payments or we will lose our rights to our property.

We are required under the terms of the leases covering some of our property interests to make annual lease payments and advance royalty and royalty payments each year. We are also required to make annual claim maintenance payments to the BLM and pay a fee to Pershing County in order to maintain our rights to explore and, if warranted, to develop our unpatented mining claims. If we fail to meet these obligations, we will lose the right to explore for gold and other minerals on our property. Our total annual property maintenance costs payable to the BLM for all of the unpatented mining claims and millsites in the Relief Canyon area in 2014 were approximately $205,000, and we expect our annual maintenance costs to be approximately $205,000 in 2015. Our lease payments, advance royalty and royalty payments and claim maintenance payments are described above under “Business and Properties”.

Our business is subject to extensive environmental regulations that may make exploring, mining or related activities prohibitively expensive, and which may change at any time.

All of our operations are subject to extensive environmental regulations that can substantially delay exploration and make exploration expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties, including our plan to process gold at our processing facility. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration or other activities, and adversely affect our financial position. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine our properties and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities) and such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration and, if warranted, development activities may be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws. We have been required to post a substantial bond under various laws relating to mining and the environment and may in the future be required to post a larger bond to pursue additional activities. For example, we must provide BLM and the Nevada Division of Environmental Protection Bureau of Mining Regulation and Reclamation (“NDEP”) additional financial assurance (reclamation bonds) to guarantee reclamation of any new surface disturbance required for drill roads, drill sites, or mine expansion. In the fourth quarter of 2013, we increased our reclamation bond with BLM and the NDEP from approximately $4.7 million to $5.0 million. In October 2014, we increased the amount of the reclamation bond to approximately $5.4 million, which is currently approximately $140,000 in excess of the current coverage requirement, to reclaim land disturbed in our exploration and mining operations. Approximately $5.2 million of our reclamation bond covers both exploration and mining at the Relief Canyon Mine property, including the three open-pit mines and associated waste rock disposal areas, the mineral processing facilities, ancillary facilities, and the exploration roads and drill pads, and approximately $12,500 covers exploration on the Relief Canyon expansion properties. The remaining $140,000 of financial assurance can be used to satisfy, or partially satisfy, future bonding requirements for exploration or mining. Our preliminary estimate of the likely amount of additional financial assurance for future exploration is approximately $100,000, although we expect periodic increases due to effects of inflation. Our preliminary estimate of the likely amount of additional financial assurance to recommence mining operations is $600,000, which may increase as our mining plans are finalized and reviewed by the applicable agencies.

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

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mining claims requires a permit to be obtained from the BLM, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian graves, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence.

In addition, we plan to seek amendments to our permits for our Relief Canyon gold processing facility to add a gold recovery (stripping) system to the facility. If we conclude that the Relief Canyon deposit can be profitably mined, we would seek amendments to the BLM Plan of Operations and the NDEP Reclamation permit to increase the size of the Relief Canyon open pit-mines and waste rock storage areas. If the minable material exceeds 21 million tons, the current capacity of the leach pad, we would also need to seek an amendment of the processing facility to expand the capacity of the leach pad and ponds to accommodate additional material. If there are delays in obtaining the permit to add the gold recovery system, we would sell gold-loaded carbon to another facility that would recover/strip the gold. We estimate the annual cost of holding these permits will be approximately $35,000, and the cost to amend these permits to authorize potential future mining including mining beneath the water table will total about $1.2 million, which is based on preliminary estimates and may increase as our mining plans are finalized. As with all permitting processes, there is substantial uncertainty about when and if the permits will be issued. There is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted, could be challenged by third parties, which could result in protracted litigation that could cause substantial delays, or may be granted in an unacceptable timeframe or cost too much. Additionally, proposed mineral exploration and mining projects can become controversial and be opposed by nearby landowners and communities, which can substantially delay and interfere with the permitting process. Delays in or inability to obtain necessary permits would result in unanticipated costs, which may result in serious adverse effects upon our business.

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

In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation, if it includes concepts that have been part of previous legislative proposals, could, among other things, (i) adopt the limitation on the number of millsites that a claimant may use, discussed below, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims and millsites, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, (vi) impose royalties on gold and other mineral production from unpatented mining claims or impose fees on production from patented mining claims, and (vii) impose a fee on the amount of material displaced at a mine. Further, it could have an adverse impact on earnings from our operations, could reduce estimates of any reserves we may establish and could curtail our future exploration and development activity on our unpatented claims.

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

Most of our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines. Accordingly, although our Senior Vice President has significant experience and expertise in environmental permitting and regulatory matters for developing and operating mines and our chief operating officer has significant experience with mine operations, our management may not be fully aware of many of the other specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to some of our management’s lack of experience in the mining industry.

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

Risks Relating to Our Organization and Common Stock

We have relied on certain stockholders to provide significant investment capital to fund our operations.

We have in the past relied on cash infusions primarily from Frost Gamma Investments Trust (“Frost Gamma”) and one of the Company’s directors, Barry Honig. During the year ended December 31, 2012, Frost Gamma provided approximately $4.6 million to fund operations in consideration for the issuance of certain of our securities. In the year ended December 31, 2013, Mr. Honig provided approximately $5.6 million to us to fund operations in consideration for the issuance of shares of the Company’s Series E Preferred Stock. Additionally, Mr. Honig and Frost Gamma provided approximately $1.9 million and $150,000, respectively, to us in consideration for the issuance of shares of Common Stock and warrants to purchase shares of Common Stock in July 2014 private placements. Mr. Honig also invested $150,000 in a private placement of our Common Stock in October 2014. Curtailment of cash investments by Frost Gamma or Barry Honig could detrimentally impact our cash availability and our ability to fund our operations.

Our principal stockholders, officers and directors own a substantial interest in our voting securities, and investors may have limited voice in our management.

Our principal stockholders, Frost Gamma, Barry Honig and Levon Resources Ltd. (“Levon Resources”), as well as our officers and directors, own, in the aggregate, in excess of approximately 51% of our voting securities, including shares of Common Stock issuable upon the conversion of our Series E preferred stock. As of February 27, 2015, Frost Gamma owned 53,772,527, or approximately 14%, of our voting securities, Levon Resources owned 35,178,572, or approximately 9%, of our voting securities, and Mr. Honig, who is a director, owned 91,246,024, or approximately 23%, of our voting securities. As of that date, our officers and directors, including Mr. Honig, own 109,586,815, or approximately 28%, of our voting securities. Additionally, the holdings of our officers and directors may increase in the future upon exercise of options, warrants or convertible securities they may hold or be granted in the future or if they otherwise acquire additional shares of our Common Stock, including through grants under our employee benefit plans.

As a result of their ownership and positions, our principal stockholder, directors and executive officers collectively may be able to influence all matters requiring stockholder approval, including the following matters:

•	election of our directors;
•	amendment of our articles of incorporation or bylaws; and
•	effecting or preventing a merger, sale of assets or other corporate transaction.

In addition, their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We are subject to the information and reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

The costs of preparing and filing annual and quarterly reports and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately held. These costs for the years ended December 31, 2013 and December 31, 2014 were approximately $900,000 and $900,000, respectively, and we expect the costs for 2015 to be approximately $800,000.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. At December 31, 2012, management reported significant deficiencies related to (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions. Although as of December 31, 2014, management has concluded that our internal control over financial reporting is effective, there can be no assurance that our internal control over financial reporting will remain effective.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, our compliance costs increased in 2014 and we expect these rules and regulations to further increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

Volatility in the price of our Common Stock may subject us to securities litigation.

As discussed above, the market for our Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

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

Our shares of Common Stock are very thinly traded, only a small percentage of our Common Stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of Common Stock either now or in the future. The market liquidity of our Common Stock is limited and may be dependent on the market perception of our business, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our Company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of Common Stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our Common Stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

We anticipate that our Common Stock will continue to be quoted for trading on the OTC Bulletin Board or the OTCQB; however, we cannot be sure that such quotations will continue. As soon as is practicable, we intend to list our Common Stock on a national securities exchange, if we can satisfy the initial listing standards, and we have applied for listing on The NASDAQ Stock Market LLC. We currently do not satisfy the initial listing standards, and we cannot ensure that we will be able to satisfy the listing standards or that our Common Stock will be accepted for listing on The NASDAQ Stock Market LLC or another national securities exchange. Should we fail to satisfy the initial listing standards, or our Common Stock is otherwise rejected for listing on The NASDAQ Stock Market LLC or is suspended from the OTC Bulletin Board or OTCQB, the trading price of our Common Stock could suffer, the trading market for our Common Stock may be less liquid, and our Common Stock price may be subject to increased volatility and investors may not be able to sell their Common Stock in the market.

Our Common Stock has been considered a “penny stock” in the past and it may be considered a “penny stock” in the future, which would make it more difficult for our investors to sell their shares.

We do not currently believe our Common Stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. However, sales of our Common Stock have in the past been subject to the penny stock rules, and we may become subject to those rules again in the future. The penny stock rules generally apply to companies whose common stock is not listed on a national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we become subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our stockholders sell substantial amounts of our Common Stock in the public market or upon the expiration of any statutory holding period, under Rule 144, or upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” in anticipation of which the market price of our Common Stock could decline. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Conversion of preferred stock and exercise of options or warrants may result in substantial dilution to existing stockholders.

Conversions of our Series E Preferred stock presently owned by our principal shareholders and others and exercise of options and warrants would have a dilutive effect on our Common Stock. As of February 27, 2015, we have reserved (i) 33,324,114 shares of our Common Stock that are issuable upon conversion of our Series E Preferred Stock at a conversion rate of one share of Series E Preferred Stock for approximately 3,535.714 shares of Common Stock (following an adjustment in the conversion ratio effective October 20, 2014), (ii) 32,600,000 shares of our Common Stock that are issuable upon exercise of options to purchase our Common Stock, and (iii) 38,554,543 shares of our Common Stock that are issuable upon exercise of warrants to purchase our Common Stock.  Further, any additional financing that we secure is likely to require the sale of additional common stock and the granting of rights, preferences or privileges senior to those of our Common Stock and will result in additional dilution of the existing ownership interests of our Common Stockholders.

Our issuance of additional shares of Common Stock or securities convertible into Common Stock in exchange for services or to repay debt would dilute the proportionate ownership and voting rights of existing stockholders and could have a negative impact on the market price of our Common Stock.

Our board of directors may generally issue shares of Common Stock or securities convertible into Common Stock to pay for debt or services, without further approval by our stockholders based upon such factors that our board of directors may deem relevant at that time. We have, in the past, issued securities for debt to reduce our obligations. We have also issued securities as payment for services. It is likely that we will issue additional securities to pay for services and reduce debt in the future. We cannot give you any assurance that we will not issue additional shares of Common Stock or securities convertible into Common Stock under circumstances we may deem appropriate at the time.

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

The elimination of monetary liability against our directors, officers and employees under our articles of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contain provisions which eliminate the liability of our directors for monetary damages to our Company and stockholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our Company and stockholders.

Anti-takeover provisions may impede the acquisition of our Company.

Certain provisions of the Nevada General Corporation Law have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our board of directors in connection with such a transaction. However, certain of these provisions may discourage a future acquisition of us, including an acquisition in which the stockholders might otherwise receive a premium for their shares. As a result, stockholders who might desire to participate in such a transaction may not have the opportunity to do so.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 3:  LEGAL PROCEEDINGS

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock commenced trading on August 20, 2009 and was quoted on the OTC Bulletin Board under the symbol EXCX.OB from June 23, 2009 through May 31, 2011. Prior to August 20, 2009, there was no active market for our Common Stock. Our Common Stock traded under the symbol SAGE.OB from June 1, 2011 until March 26, 2012. On March 26, 2012, our symbol was changed to PGLC.OB. The following table sets forth the high and low sales prices for the periods indicated as reported on the OTC Markets’ OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Year Ended December 31, 2013	High	Low
1st Quarter Ended March 31, 2013	$0.62	$0.38
2nd Quarter Ended June 30, 2013	$0.47	$0.31
3rd Quarter Ended September 30, 2013	$0.42	$0.33
4th Quarter Ended December 31, 2013	$0.38	$0.33

Year Ended December 31, 2014	High	Low
1st Quarter Ended March 31, 2014	$0.43	$0.34
2nd Quarter Ended June 30, 2014	$0.40	$0.35
3rd Quarter Ended September 30, 2014	$0.38	$0.29
4th Quarter Ended December 31, 2014	$0.33	$0.26

Year Ended December 31, 2015	High	Low
1st Quarter Ended March 31, 2015 (through February 27, 2015)	$0.41	$0.28

The last reported sales price of our Common Stock on the OTC Market’s OTCQB on March 3, 2015, was $0.40 per share.

As of March 3, 2015, there were 535 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

On December 11, 2014, we issued an aggregate of 3,410,000 shares of restricted common stock pursuant to our 2013 Equity Incentive Plan to certain of our employees and consultants. Such shares of restricted common stock vest in three approximately equal annual installments beginning one year from the date of issuance. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On December 11, 2014, we issued an aggregate of 344,828 restricted stock units to certain of our directors. The restricted stock units vest in full on December 11, 2015. For each vested restricted stock unit, the director will be entitled to receive one unrestricted share of Common Stock upon the director’s termination of service on the Company’s board of directors or upon a change of control (as defined in the Company’s 2013 Equity Incentive Plan). The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Other Company sales of unregistered securities in 2014 have been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

During the year ended December 31, 2014, we focused primarily on expansion of the Relief Canyon Mine deposit, pre-development work and permitting at the Relief Canyon Mine and exploring new targets. An overview of certain significant events follows:

•	During 2014 and through January 2015, we drilled 134 holes for a total of approximately 74,000 feet to extend and upgrade the current deposit.

•	During October and November 2014 we drilled 5 holes for a total of 2,500 feet on new targets.

•	In October 2014, we completed a private placement to accredited investors for the purchase of 35,714,287 shares of our common stock for aggregate net proceeds of approximately $9.9 million.

•	In September 2014, we received final permit approval from the BLM and the Nevada Division of Environmental Protection/Bureau of Mining Regulation and Reclamation authorizing mining within the existing open pit mine at Relief Canyon.

•	In July 2014, we completed private placements to accredited investors for the purchase of 35,854,259 shares of our Common Stock and 14,341,676 warrants to purchase shares of Common Stock for aggregate net proceeds of approximately $10.9 million.

•	In March 2014, we completed an updated estimate of mineralized material at the Relief Canyon Mine totaling 34,062,000 tons of mineralized material at an average grade of 0.019 ounces per ton gold. The Company’s in-house technical staff calculated the estimate as permitted by SEC guidance.

•	Throughout the period we performed column leach tests on gold-bearing samples from the Relief Canyon Mine property in order to estimate average gold recovery. In May and June 2014, we reported preliminary results of these tests which show higher gold recoveries than reported by previous operators of the property and also indicate that the mineralized material leaches relatively quickly.

•	In January 2015 we entered into transactions with Newmont pursuant to which we acquired certain properties and rights to properties that we had previously leased and subleased from Newmont, and improved the arrangements under which we continue to lease and sublease properties from Newmont. These properties and rights are included in the approximately 25,000 acres of Relief Canyon properties located in and near the Company’s Relief Canyon Project in Pershing County, Nevada that the Company has held since April 2012. We paid Newmont $6.0 million in connection with these transactions.

Results of Operations

Years Ended December 31, 2014 and December 31, 2013

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the years ended December 31, 2014 and 2013.

Operating Expenses

Total operating expenses for the year ended December 31, 2014 as compared to the year ended December 31, 2013, were $16.5 million and $15.7 million, respectively. The $0.8 million increase in operating expenses for the year ended December 31, 2014 is comprised largely of a $2.7 million increase in exploration expenses on our Relief Canyon properties and an increase of $0.5 million in general and administrative expenses primarily for public company expenses and legal costs in the current period offset by a $2.1 million decrease in compensation expense related primarily to lower stock-based compensation expense and fewer shares awarded and a decrease of $0.3 million in consulting fees.

Loss from Operations

We reported loss from operations of $16.5 million and $15.7 million for the years ended December 31, 2014 and 2013, respectively. The increase in operating loss was due primarily to the increases in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was ($4,037) and $1.6 million for the years ended December 31, 2014 and 2013, respectively. The change in other income (expense) of $1.6 million is primarily attributable to the absence in 2014 of $1.7 million of realized gain from the sale of available for sale securities and a decrease in interest expense of approximately $20,000.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of ($16.5) million for the year ended December 31, 2014 as compared to a net loss of ($14.1) million for the year ended December 31, 2013.

Liquidity and Capital Resources

At December 31, 2014, our cash and cash equivalents totaled $15.1 million. Our cash and cash equivalents increased during the year ended December 31, 2014 by $7.4 million from our cash and cash equivalents balance at December 31, 2013 of $7.7 million. The increase in cash and cash equivalents was primarily the result of net cash provided by financing activities of $20.8 million from the July 2014 and October 2014 private placements of our common stock partly offset by cash used in operations of $13.0 million that was comprised largely of exploration expenditures, primarily at the Relief Canyon Mine to establish our estimate of mineralized material, and general and administrative functions, including consultant fees, compensation costs, legal fees and public company expenses.

In addition to the $6 million purchase price paid to Newmont in connection with the January 2015 transactions, we plan the following expenditures for year 2015:

•	$5.7 million on general and administrative expenses (including employee salaries, public company expenses, consultants and land holding costs);

•	$0.7 million on exploration drilling to expand the current resource at the Relief Canyon Mine property;

•	$0.7 million on additional work at the Relief Canyon Mine including an updated resource estimate, further metallurgy tests and completion of an independent preliminary economic assessment;

•	$0.4 million on additional permitting and bonding, including an Environmental Assessment to expand the open-pit mine at the Relief Canyon Mine property.

The actual amount we spend for year 2015 may vary significantly from the amounts specified above and will depend upon several factors, including the results of our exploration, the results of the preliminary economic assessment of the Relief Canyon Mine, pre-development work at the Relief Canyon Mine property, the timing of obtaining the necessary permitting approvals and whether we are able to raise external financing. We expect to require additional financing to fund operations and exploration by mid-2016.

Changes in Significant Accounting Policies

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods; however early adoption is permitted. We evaluated and adopted ASU 2014-10 for the interim reporting period ended December 31, 2014.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently assessing the impact of this ASU on the Company’s consolidated financial statements once adopted.

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

Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and present the financial statements of the Company and our wholly-owned subsidiaries. In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, amounts and timing of closure obligations, the assumptions used to calculate fair value of options and warrants granted, beneficial conversion on convertible notes payable and preferred stock, capitalized mineral rights, asset valuations, and the fair value of common stock issued.

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

ASC 930-805, states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 805. ASC 805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, our direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims and mill sites. If proven and probable reserves are established for the property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over proven and probable reserves. For mineral rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements filed as part of this Item 8 are listed under Part IV, Item 15, “Exhibits, Financial Statement Schedules” and are contained in this annual report on Form 10-K beginning at page F-1.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Pershing Gold Corporation has evaluated, under the supervision and with the participation of our Chief Executive Officer and Vice President of Finance, the effectiveness of our disclosure controls and procedures as of December 31, 2014.

Based on that evaluation, the Chief Executive Officer and Vice President of Finance have concluded that, as of December 31, 2014, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Vice President of Finance, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Vice President of Finance, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based upon these criteria.

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

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders or amendment to this Form 10-K, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 11:  EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders or amendment to this Form 10-K, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders or amendment to this Form 10-K, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders or amendment to this Form 10-K, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders or amendment to this Form 10-K, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this annual report on Form 10-K or incorporated by reference:

(1)	Our consolidated financial statements are listed on the “Index to Consolidated Financial Statements” on Page F-1 to this report.

(2)	Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)	The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit No.	Description
2.1	Share Exchange Agreement dated as of September 29, 2010, by and among The Empire Sports & Entertainment Holdings Co., The Empire Sports & Entertainment, Co. and the shareholders of The Empire Sports & Entertainment Co. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010)
3.1	Amended and Restated Articles of Incorporation, as amended by certificates of amendment dated May 16, 2011, February 27, 2012, and December 11, 2014*
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010)
3.3	Certificate of Designation for Series E (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2013)
4.1	Form of Warrant (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
4.2	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2012)
4.3	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2013)
4.4	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2014)
4.5	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2014)
10.1	The Empire Sports & Entertainment Holdings Co. 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010)+
10.2	Form of 2010 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010)+
10.3	Form of 2010 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010)+
10.4	Employment Agreement with Stephen Alfers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012) +
10.5	Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012)
10.6	2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012) +
10.7	Consulting Agreement with Barry Honig (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2012)
10.8	Revised Offer Letter, dated November 21, 2012, between the Company and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012)

Exhibit No.	Description
10.9	Severance Compensation Agreement, dated November 21, 2012, between the Company and Eric Alexander (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012)
10.10	First Amendment to Restricted Stock Agreement, dated February 8, 2013, between the Company and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2013)
10.11	Form of the 2012 Equity Incentive Plan Restricted Stock Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2013)+
10.12	First Amendment to Restricted Stock Agreement, dated February 8, 2013, between the Company and Stephen Alfers (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2013)
10.13	First Amendment to Executive Employment Agreement, dated February 8, 2013, between the Company and Stephen Alfers (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2013)
10.14	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2013)
10.15	Pershing Gold Corporation 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2013)
10.16	Form of 2012 Equity Incentive Plan Amended and Restated Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013)
10.17	Form of 2012 Equity Incentive Plan Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013)+
10.18	Form of 2012 Equity Incentive Plan Amended and Restated Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013)+
10.19	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013)
10.20	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2013)
10.21	Registration Rights Agreement(Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2013)
10.22	Form of Subscription Agreement, dated July 2, 2014 and July 18, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2014)
10.23	Form of Unit Purchase Agreement, dated July 2, 2014 and July 18, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2014)
10.24	Registration Rights Agreement, dated July 2, 2014 and July 18, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2014)
10.25	Form of Subscription Agreement, dated July 30, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2014)
10.26	Form of Unit Purchase Agreement, dated July 30, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2014)
10.27	Registration Rights Agreement, dated July 30, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2014)
10.28	Subscription Agreement, dated October 15, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2014)
10.29	Share Purchase Agreement, dated October 15, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2014)
10.30	Registration Rights Agreement, dated October 15, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2014)

Exhibit No.	Description
10.31	Asset Purchase Agreement dated effective January 13, 2015 among Newmont USA Limited, Pershing Gold Corporation and Gold Acquisition Corporation *
10.32	Mining Lease dated January 15, 2015, between New Nevada Resources, LLC and New Nevada Lands, LLC, as lessor, and Gold Acquisition Corp., as lessee*
10.33	Consulting Agreement, dated February 1, 2015, between the Company and Alex Morrison *
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)*
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Schema Document*
101.CAL	XBRL Taxonomy Calculation Document*
101.DEF	XBRL Taxonomy Definition Document*
101.LAB	XBRL Taxonomy Label Document*
101.PRE	XBRL Taxonomy Presentation Document*

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 4, 2015	PERSHING GOLD CORPORATION Registrant

	By:	/s/ Stephen Alfers
Stephen Alfers Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Alfers	Chief Executive Officer and President
Stephen Alfers	(Principal Executive Officer) and Chairman of the Board of Directors	March 4, 2015

/s/ Eric Alexander	Vice President of Finance and Controller	March 4, 2015
Eric Alexander	(Principal Financial and Accounting Officer)

/s/ Barry Honig	Director	March 4, 2015
Barry Honig

/s/ Alex Morrison	Director	March 4, 2015
Alex Morrison

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pershing Gold Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Pershing Gold Corporation and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pershing Gold Corporation and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with U.S. generally accepted accounting principles.

/s/ KBL, LLP
New York, New York
March 4, 2015

PERSHING GOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,147,837	$7,743,107
Restricted cash	2,250,000	2,250,000
Other receivables	-	17,276
Prepaid expenses and other current assets	798,633	582,278

Total Current Assets	18,196,470	10,592,661

NON - CURRENT ASSETS:
Property and equipment, net	6,398,221	6,450,640
Mineral rights	16,786,912	16,786,912
Reclamation bond deposit	25,000	25,000
Deposits	-	3,884

Total Non - Current Assets	23,210,133	23,266,436

Total Assets	$41,406,603	$33,859,097

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$714,291	$624,753
Note payable - current portion	24,423	23,036

Total Current Liabilities	738,714	647,789

LONG-TERM LIABILITIES:
Note payable - long term portion	17,319	36,474
Asset retirement obligation	798,605	-

Total Liabilities	1,554,638	684,263

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($.0001 Par Value; 2,250,000 Shares Authorized;
none issued and outstanding as of December 31, 2014 and 2013)	-	-
Convertible Series B Preferred stock ($.0001 Par Value; 8,000,000 Shares Authorized;
none issued and outstanding as of December 31, 2014 and 2013)	-	-
Convertible Series C Preferred stock ($.0001 Par Value; 3,284,396 Shares Authorized;
none issued and outstanding as of December 31, 2014 and 2013)	-	-
Convertible Series D Preferred stock ($.0001 Par Value; 7,500,000 Shares Authorized;
none issued and outstanding as of December 31, 2014 and 2013)	-	-
Convertible Series E Preferred stock ($.0001 Par Value; 15,151 Shares Authorized;
9,425 and 11,185 issued and outstanding as of December 31, 2014
and 2013, respectively)	1	1
Common stock ($.0001 Par Value; 800,000,000 and 500,000,000 Shares Authorized;
355,406,041 and 275,917,023 shares issued and 355,406,041 and 275,790,008
outstanding as of December 31, 2014 and 2013, respectively)	35,541	27,592
Additional paid-in capital	157,985,176	133,201,209
Treasury stock, at cost, (none and 127,015 shares as of December 31, 2014
and 2013, respectively)	-	(44,455)
Accumulated deficit	(118,168,753)	(100,009,513)

Total Stockholders' Equity	39,851,965	33,174,834

Total Liabilities and Stockholders' Equity	$41,406,603	$33,859,097

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes	4,957,877	7,076,696
Exploration cost	5,894,920	3,204,629
Consulting fees	1,266,820	1,579,211
General and administrative expenses	4,339,556	3,830,117

Total operating expenses	16,459,173	15,690,653

Loss from operations	(16,459,173)	(15,690,653)

Other income (expenses):
Warrant settlement expense	-	(45,484)
Realized gain - available for sale securities	-	1,656,333
Interest expense and other finance costs, net of
interest income of $27 and $0, respectively	(4,037)	(23,584)

Total other income (expenses) - net	(4,037)	1,587,265

Loss before provision for income taxes	(16,463,210)	(14,103,388)

Provision for income taxes	-	-

Net loss	$(16,463,210)	$(14,103,388)

Preferred deemed dividend	(1,696,030)	(4,101,659)

Net loss available to common stockholders	$(18,159,240)	$(18,205,047)

Net loss per common share, basic and diluted	$(0.06)	$(0.07)

Weighted average common shares
outstanding - Basic and Diluted	304,445,177	272,620,776

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock					Total
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		Additional	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Stock	Deficit	Equity

Balance, December 31, 2012	-	$-	-	$-	-	$-	-	$-	-	$-	266,592,023	$26,659	$113,052,194	$-	$(81,804,466)	$31,274,387

Distributions to former parent company	-	-	-	-	-	-	-	-	-	-	-	-	(15,066)	-	-	(15,066)

Issuance of preferred stock for cash	-	-	-	-	-	-	-	-	10,466	1	-	-	10,227,078	-	-	10,227,079

Issuance of preferred stock to placement agent in connection with sale of preferred stock	-	-	-	-	-	-	-	-	67	-	-	-	-	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	(44,455)	-	(44,455)

Issuance of preferred stock in connection with the conversion of a promissory note into a current private placement	-	-	-	-	-	-	-	-	652	-	-	-	645,480	-	-	645,480

Stock-based compensation in connection with restricted common stock grants	-	-	-	-	-	-	-	-	-	-	-	-	2,685,815	-	-	2,685,815

Issuance of restricted common stock to various officers and employees	-	-	-	-	-	-	-	-	-	-	5,725,000	573	1,389,413	-	-	1,389,986

Issuance of restricted common stock to various consultants	-	-	-	-	-	-	-	-	-	-	3,600,000	360	696,002	-	-	696,362

Stock-based compensation in connection with options granted to employees and consultants	-	-	-	-	-	-	-	-	-	-	-	-	355,694	-	-	355,694

Stock-based compensation in connection with the assumed options and warrants attributable to post-combination services	-	-	-	-	-	-	-	-	-	-	-	-	27,861	-	-	27,861

Stock-based compensation in connection with modification of terms of stock options	-	-	-	-	-	-	-	-	-	-	-	-	35,079	-	-	35,079

Preferred stock deemed dividend in connection with the sale of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	4,101,659	-	(4,101,659)	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(14,103,388)	(14,103,388)

Balance, December 31, 2013	-	-	-	-	-	-	-	-	11,185	1	275,917,023	27,592	133,201,209	(44,455)	(100,009,513)	33,174,834

Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	71,568,546	7,157	20,810,296	-	-	20,817,453

Issuance of common stock in connection with the conversion of preferred stock	-	-	-	-	-	-	-	-	(1,760)	-	5,280,000	528	(528)	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	(181,421)	-	(181,421)

Stock-based compensation in connection with options granted to employees and consultants	-	-	-	-	-	-	-	-	-	-	-	-	92,763	-	-	92,763

Stock-based compensation in connection with vested restricted common stock grants	-	-	-	-	-	-	-	-	-	-	-	-	2,431,555	-	-	2,431,555

Issuance of restricted common stock to various officers, directors and employees	-	-	-	-	-	-	-	-	-	-	3,660,000	366	72,302	-	-	72,668

Reversal of previously recognized compensation for awards that did not vest	-	-	-	-	-	-	-	-	-	-	-	-	(92,677)	-	-	(92,677)

Cancellation of treasury stock	-	-	-	-	-	-	-	-	-	-	(1,019,528)	(102)	(225,774)	225,876	-	-

Preferred stock deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	1,696,030	-	(1,696,030)	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(16,463,210)	(16,463,210)

Balance, December 31, 2014	-	$-	-	$-	-	$-	-	$-	9,425	$1	355,406,041	$35,541	$157,985,176	$-	$(118,168,753)	$39,851,965

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(16,463,210)	$(14,103,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,020,232	969,311
Accretion	11,200	-
Realized gain - available for sale securities	-	(1,656,333)
Stock-based compensation	2,504,309	5,190,797

Changes in operating assets and liabilities:
Restricted cash	-	(2,250,000)
Other receivables	17,276	60,088
Prepaid expenses and other current assets	(212,471)	(79,441)
Reclamation bond deposit	-	4,620,533
Accounts payable and accrued expenses	89,538	5,669

NET CASH USED IN OPERATING ACTIVITIES	(13,033,126)	(7,242,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from the sale of marketable securities	-	1,656,333
Purchase of property and equipment	(180,408)	(33,175)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(180,408)	1,623,158

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	20,817,453	-
Proceeds from sale of preferred stock, net of issuance costs	-	10,227,079
Purchase of treasury stock	(181,421)	(44,455)
Payments on notes payable	(17,768)	(23,036)
Distribution to former parent company	-	(15,066)

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,618,264	10,144,522

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,404,730	4,524,916

CASH AND CASH EQUIVALENTS- beginning of year	7,743,107	3,218,191

CASH AND CASH EQUIVALENTS- end of year	$15,147,837	$7,743,107

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,064	$4,968
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of preferred stock in connection with the conversion of a
promissory note and accrued interest into a current private placement	$-	$645,480
Preferred stock deemed dividend	$1,696,030	$4,101,659
Increase in property and equipment as a result of recognition of
asset retirement obligation	$787,405	$-
Cancellation of treasury stock	$225,876	$-

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principle of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its majority-owned subsidiaries as of December 31, 2014. In the preparation of the consolidated financial statements of the Company, intercompany transactions and balances have been eliminated.

For the year-ended December 31, 2013, the Company disclosed that there was substantial doubt about the Company’s ability to continue as a going concern to carry out its business plan. For the year-ended December 31, 2014 the Company alleviated the substantial doubt as a result of the Company raising approximately $20.8 million in net proceeds from equity financings during the year-ended December 31, 2014.

Use of Estimates and Assumptions

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, amounts and timing of closure obligations, the assumptions used to calculate fair value of options and warrants granted, beneficial conversion on convertible notes payable and preferred stock, capitalized mineral rights, asset valuations, and the fair value of common stock issued.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2014, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market values based on the short-term maturity of these instruments. The carrying amount of the note payable at December 31, 2014 approximates its respective fair value based on the Company’s incremental borrowing rate.

Prepaid Expenses and Other Current Assets

Prepaid expenses of $798,633 and $582,278 at December 31, 2014 and 2013, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting and business advisory services, insurance premiums, drilling services, and mineral lease fees which are being amortized over the terms of their respective agreements.

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

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are expensed. During the years ended December 31, 2014 and 2013, the Company incurred exploration cost of $5,894,920 and $3,204,629, respectively.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any charges for impairment of its long-lived assets at December 31, 2014 and 2013, respectively.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of ASU No. 2014-15 on the Company’s consolidated financial statements once adopted.

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

NOTE 3 — MARKETABLE SECURITIES

In January 2013, the Company sold the remaining 1,513,333 shares of American Strategic Minerals Corp. common stock it owned in a private transaction and generated net proceeds of $151,333. Between February 2013 and May 2013, the Company sold 25,000,000 shares of Valor Gold Corp. common stock in private transactions and generated net proceeds of $1,505,000. The Company recorded a realized gain — available for sale securities of $0 and $1,656,333 during the years ended December 31, 2014 and 2013, respectively.

NOTE 4 — MINERAL PROPERTIES

Relief Canyon Properties

The Relief Canyon properties are located in Pershing County about 100 miles northeast of Reno, Nevada and at the southern end of the Humboldt Range. The Relief Canyon properties do not currently have any mineral reserves and all activities undertaken and currently proposed are exploratory in nature.

Relief Canyon Mine

Through the Company’s wholly-owned subsidiary, Gold Acquisition, the Company owns 238 unpatented lode mining claims and 120 unpatented millsite claims, and leases approximately 1,600 acres of land, at the Relief Canyon Mine property. The property includes the Relief Canyon Mine and gold processing facilities, currently in a care and maintenance status. The Relief Canyon Mine includes three open pit mines, heap leach pads comprised of six cells, two solution ponds and a cement block constructed adsorption desorption-recovery (ADR) solution processing circuit. The ADR type process plant consists of four carbon columns, acid wash system, stripping vessel, and electrowinning cells. The process facility was completed in 2008 by Firstgold Corp and produced gold until 2009 and is currently in care and maintenance status.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4 — MINERAL PROPERTIES (continued)

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

In September 2013, the Company entered into a lease agreement and purchase option with Wolf Pack Gold (Nevada) Corp for 19 unpatented mining claims covering approximately 400 acres in the Pershing Pass Property.  The lease grants the Company exclusive rights to conduct mineral exploration, development and mining and an exclusive option to purchase the claims. The primary term of the lease is ten years, which may be extended as long as mineral exploration, development, or mining work continues on the property. Production from the lease is subject to a 1% net smelter return royalty on precious metals and a 0.5% net smelter royalty on all other metals produced from the lease. Prior to production, and starting in September 2016, the Company is required to pay a $10,000 per year advance minimum royalty payment to Wolf Pack Gold. The advance minimum royalty remains at $10,000 per year until September 2023 and then increases to $12,500 per year.  The advance royalty payment increases to $15,000 per year in September 2028 and $20,000 per year in September 2033.  The advance minimum royalty payments are due on or before the anniversary dates of the lease agreement. If the Company decides to exercise the purchase option, which is exercisable at any time, it can acquire the 19 unpatented mining claims from Wolf Pack Gold for $250,000.

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

Approximately 8,900 acres of the lands that the Company acquired from Victoria Gold Corporation are a leasehold interest comprised of unpatented mining claims and private lands subject to a 2006 Mineral Lease and Sublease with Newmont USA Ltd. (“Newmont”), which the Company refers to as the Newmont Leased property. The Newmont Leased property consists of 155 unpatented lode mining claims owned by Newmont comprising approximately 2,800 acres, approximately 4,900 acres of privately-owned fee minerals leased by Newmont from the owners, and 62 unpatented mining claims that were owned by Victoria within the Newmont Leased property and area of interest.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

On January 14, 2015, the Company entered into an Asset Purchase Agreement dated January 13, 2015 with Newmont pursuant to which the Company acquired certain properties and rights to properties that had been previously leased and subleased to the Company by Newmont. These properties and rights are included in the approximately 25,000 acres of Relief Canyon properties located in and near the Company’s Relief Canyon Project in Pershing County, Nevada that the Company has held since April 2012. The purchase price paid by the Company was $6.0 million. The Company also agreed to a two percent (2%) net smelter returns production royalty payable to Newmont on the Newmont Claims and the Leased Properties. The closing of the transactions contemplated by the Asset Purchase Agreement, which are described below, was completed on January 15, 2015 (see Note 13).

General

The Company has posted a statewide bond with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in an amount of approximately $5.4 million, which is approximately $220,000 in excess of the coverage requirement as of December 31, 2014, to reclaim land disturbed in its exploration and mining operations. Previously the Company posted a reclamation bond deposit in the amount equal to the bond requirement with the BLM.

In November 2013 the Company replaced the bond deposit by issuing a surface management surety bond in the amount of $5.0 million through a third-party insurance underwriter, which was increased to $5.4 million in October 2014.

In order to issue the surface management surety bond the Company was required to place 45% of the original $5.0 million bond ($2,250,000) in a collateral account. No further collateral was required for the bond increase in October 2014. The funds deposited in the collateral account have been classified as restricted cash on the Company’s balance sheet as of December 31, 2014.

As of December 31, 2014, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4 — MINERAL PROPERTIES (continued)

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	December 31, 2014	December 31, 2013
Relief Canyon Mine — Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine — Newmont Leased Properties	7,709,441	7,709,441
Pershing Pass Property	576,400	576,400

	$16,786,912	$16,786,912

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	December 31, 2014	December 31, 2013
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	402,835	234,518
Land	—	266,977	266,977
Building and improvements	5 - 25 years	817,187	730,068
Site costs	10 years	1,407,465	1,272,732
Crushing system	20 years	2,495,865	2,256,943
Process plant and equipment	10 years	3,504,964	3,169,442
Vehicles and mining equipment	5 - 10 years	699,025	695,825
		9,651,313	8,683,500
Less: accumulated depreciation		(3,253,092)	(2,232,860)

		$6,398,221	$6,450,640

For the years ended December 31, 2014 and 2013, depreciation expense amounted to $1,020,232 and $969,311 respectively.

NOTE 6 — NOTES PAYABLE

In August 2012, the Company issued a note payable in the amount of $92,145 in connection with the acquisition of mining equipment. The note payable bears interest at approximately 7% per annum and is secured by a lien on the mining equipment. The note is payable in 48 equal monthly payments of $2,226 beginning in September 2012. During the years ended December 31, 2014 and 2013, the Company incurred interest expense of $4,064 and $4,968, respectively. Notes payable — short and long term portion consisted of the following:

	December 31, 2014	December 31, 2013
Total notes payable	$41,742	$59,510
Less: current portion	(24,423)	(23,036)
Long term portion	$17,319	$36,474

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

In conjunction with the permit approval permitting the Company to resume mining in the existing open pits at the Relief Canyon Mine during the third quarter of 2014, the Company has recorded an asset retirement obligation based upon the reclamation plan submitted in connection with the permit.

The following table summarizes activity in the Company’s ARO:

December 31, 2014
Balance, beginning of year	$-
Accretion expense	11,200
Reclamation expenditures	-
Additions and changes in estimates	787,405
Balance, end of year	$798,605

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

Continental Resources Group, Inc.

In January 2013, the Company paid $15,066 of Continental’s expenses. The Company recorded such advances to additional paid in capital which represents distributions to the Company’s former parent company for a total of $0 and $15,066 at December 31, 2014 and 2013, respectively.  Continental was dissolved on February 27, 2013.

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

Series A Convertible Preferred Stock

As of December 31, 2014 and 2013, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Series B Convertible Preferred Stock

As of December 31, 2014 and 2013, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Series C Convertible Preferred Stock

As of December 31, 2014 and 2013, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

9% Series D Cumulative Preferred Stock

As of December 31, 2014 and 2013, there were 7,500,000 shares of Series D Preferred Stock authorized and none issued and outstanding.

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

In accordance with ASC 505, “Equity - Dividends and Stock Splits”, the Series E Preferred Stock was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company’s common stock. The Series E Preferred Stock was fully convertible at the issuance date, therefore a portion of proceeds allocated to the Series E Preferred Stock was determined to be the value of the beneficial conversion feature and was recorded as a preferred deemed dividend. In connection with the initial sales of the Series E Preferred Stock, the initial estimated fair value allocated to the beneficial conversion feature was $2,188,792 and the fair value allocated to the warrants of $1,912,867 was recorded as a preferred deemed dividend in August 2013.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

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

Additionally, Mr. Honig exchanged the outstanding principal and accrued interest of $645,480 owed by the Company under a Credit Facility Agreement for 652 shares of Series E Convertible Preferred Stock and warrants to acquire 782,400 shares of the Company’s common stock on equivalent terms to those of investors purchasing in the private placement.

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

As of December 31, 2014 and 2013, there were 15,151 shares of Series E Preferred Stock authorized and 9,425 and 11,185 shares issued and outstanding, respectively.

As a result of the October 2014 private placement, the conversion price for the Series E Preferred Stock was reduced effective October 20, 2014 from $0.33 to $0.28 per share of Series E Preferred Stock (the “Adjusted Conversion Price”). Following this adjustment, each share of Series E Preferred Stock is convertible into the number of shares of Common Stock obtained by dividing the Series E Original Issue Price (as defined in the Certificate of Designation), of is $990.00, by the Adjusted Conversion Price, resulting in each share of Series E Preferred Stock being convertible into approximately 3,535.714 shares of Common Stock. A total of 9,425 shares of Series E Preferred Stock remain outstanding, and as a result of the adjustment, are convertible into approximately 33,324,114 shares of Common Stock in the aggregate, compared to 28,275,000 shares of Common Stock prior to the adjustment. The adjusted conversion price generated additional value to the convertibility feature of the Series E Preferred Stock. Accordingly, the Company recorded a deemed dividend of approximately $1.7 million for the additional value of the beneficial conversion feature.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Common Stock

Private Placements

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

On October 20, 2014, the Company issued 35,714,287 shares of Common Stock in a private placement with accredited investors.  The gross proceeds totaled approximately $10.0 million and net proceeds of approximately $9.9 million after commissions and expenses. The Company paid a total of approximately $102,000 of legal fees in connection with the October 2014 private placements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

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

On December 11, 2014, the Company granted an aggregate of 344,828 shares of restricted stock units to the Company’s non-employee members of the board of directors. The fair market value on the date of grant was approximately $99,700 or $0.29 per share. The restricted stock units vest over a one year period. For each vested restricted stock unit, the holder will be entitled to receive one unrestricted share of the Company's common stock upon the holder's termination of service on the Company's board of directors or upon a change in control.

On December 16, 2014, the Company granted an aggregate of 3,410,000 shares of restricted common stock to certain employees and consultants of the Company, which were valued at fair market value on the date of grant at approximately $954,800 or $0.28 per share. These restricted shares vest one third at the end of each of the first three years from the date of issuance.

During the years ended December 31, 2014 and 2013, the Company recorded stock-based compensation expense in connection with restricted stock awards of $2,504,223 and $4,772,162, respectively.  During the year ended December 31, 2014, the Company reversed $76,007 of previously recognized compensation cost related to restricted stock awards that did not vest due to the holder’s termination of employment. At December 31, 2014, there was a total of $1,993,193 unrecognized compensation expense in connection with restricted stock awards.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options

A summary of the Company’s stock options as of December 31, 2014 and 2013 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	35,298,000	$0.42	8.45
Granted	350,000	0.42	10.0
Exercised	—	—	—
Forfeited	(2,748,000)	1.17	8.59
Cancelled	—	—	—
Balance at December 31, 2013	32,900,000	0.40	8.18
Granted	—	—	—
Exercised	—	—	—
Forfeited	(300,000)	0.34	7.97
Cancelled	—	—	—
Balance outstanding at December 31, 2014	32,600,000	$0.40	7.18
Options exercisable at end of year	32,600,000	$0.40
Options expected to vest	—
Weighted average fair value of options granted during the period		$—

At December 31, 2014 there was no intrinsic value for the stock options outstanding in the above table. During the years ended December 31, 2014 and 2013, the Company recorded stock based compensation expense related to options of $92,763 and $383,555, respectively. During the year ended December 31, 2014, the Company reversed $16,670 of previously recognized compensation cost related to stock option awards that did not vest due to the holder’s termination of employment. At December 31, 2014, there was no unrecognized compensation expense as all outstanding options have vested.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of December 31, 2014 and 2013 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	16,255,779	$0.54	2.42
Granted	13,435,590	0.40	3.00
Cancelled	(3,446,748)	0.65	0.60
Forfeited	—	—	—
Exercised	—	—	—
Balance at December 31, 2013	26,244,621	$0.45	2.22
Granted	16,809,922	0.43	2.50
Cancelled	—	—	—
Forfeited	(5,000,000)	0.60	—
Exercised	—	—	—
Balance at December 31, 2014	38,054,543	$0.43	1.83
Warrants exercisable at December 31, 2014	38,054,543	$0.43	1.83
Weighted average fair value of warrants granted during the year ended December 31, 2014		$0.43

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

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

The Company completed two private placements in July 2014. In the first private placement, the Company granted 30 month warrant to purchase 11,616,222 shares of Common Stock at an exercise price of $0.45

The Warrants sold as part of the Units are exercisable immediately at an exercise price of $0.45 per share of Common Stock, subject to adjustment in the event of stock dividends, recapitalizations or certain other transactions.  The Warrants will expire on January 2, 2017. Certain FINRA broker-dealers acted on behalf of the Company and were paid aggregate cash commissions of approximately $784,000 and expenses of approximately $136,000 and were issued 30 month warrants to purchase an aggregate of 2,125,391 shares of Common Stock at an exercise price of $0.34.

In the second private placement, the Company granted 30 month warrant to purchase 2,725,454 shares of Common Stock, all pursuant to subscription agreements and a unit purchase agreement entered into with accredited investors.  In connection with this private placement, certain FINRA broker-dealers acted on behalf of the Company and were paid aggregate cash commissions of approximately $100,000 and expenses of approximately $18,000 and were issued 30 month warrants to purchase an aggregate of 342,855 shares of Common Stock at an exercise price of $0.34.

Treasury Stock

The Company accounts for treasury stock under the cost method. On December 16, 2013, the Company reacquired 127,015 shares of its common stock from certain employees of the Company. Additionally, between February 2014 and March 2014, the Company reacquired 492,513 shares of its common stock from certain employees of the Company. The reacquisition by the Company of its common stock is the result of certain employees electing to surrender shares in order to satisfy their minimum applicable withholding obligation due to the vesting of restricted stock awards. The Company recorded charges of $44,455 and $181,421, respectively, in connection with the 2013 and 2014 stock surrenders. In July 2014, 400,000 unvested restricted stock awards were returned to treasury stock as a result of an employee termination. The value of the treasury stock was reflected separately as a deduction from stockholders’ equity. In December 2014, all treasury stock were cancelled and as a result at December 31, 2014, there were no treasury stock issued and outstanding.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

	For the year ended December 31, 2014	For the year ended December 31, 2013

Numerator:
Net loss available to common stockholders	$(18,159,240)	$(18,205,047)

Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	304,445,177	272,620,776

Net loss per common share, basic and diluted	$ (0.06)	$(0.07)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	December 31, 2014	December 31, 2013
Common stock equivalents:
Stock options	32,600,000	32,900,000
Stock warrants	38,054,543	26,244,621
Convertible preferred stock	33,324,114	33,555,000

Total	103,978,657	92,699,621

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate facility, and certain office equipment, in Lakewood, Colorado under operating leases with expiration dates through 2017. Rent expense was $47,403 and $45,012 for the years ended December 31, 2014 and 2013, respectively.

Future minimum rental payments required under operating leases are as follows:

2015	$21,955
2016	6,420
2017	6,420
$34,795

In January 2015, the Company executed a new operating lease agreement for its corporate facility in Lakewood, Colorado. The new lease is for a period of 40 months commencing in March 2015 and expiring in June 2018.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 11 — COMMITMENTS AND CONTINGENCIES (continued)

Mining Leases

As more fully discussed in Note 5 — Mineral Properties the Company leases certain mineral properties on its Pershing Pass Property. The future minimum lease payments under these mining leases are as follows:

2015	$10,000
2016	20,000
2017	25,000
2018	25,000
2019	25,000
Thereafter	92,500
$197,500

The Company incurred mining lease payments of $10,000 and $25,000 for the years ended December 31, 2014 and 2013, respectively.

NOTE 12 - INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $37.9 million at December 31, 2014, expiring through the year 2034. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Tax benefit computed at “expected” statutory rate	$(5,596,958)	$(4,795,151)
State income taxes, net of benefit	—	—
Permanent differences :
Stock based compensation and consulting	628,292	866,305
Prior year true-ups	1,431,485	(439,456)
Other	9,549	(17,014)
Increase in valuation allowance	3,527,632	4,385,316
Net income tax benefit	$—	$—

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 12 - INCOME TAXES (continued)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Computed “expected” tax expense (benefit)	(34.0)%	(34.0)%
State income taxes	0%	0%
Permanent differences	12.59%	2.91%
Change in valuation allowance	21.41%	31.09%

Effective tax rate	0.0%	0.0%

The Company has a deferred tax asset which is summarized as follows at December 31, 2014 and 2013:

Deferred tax assets:

	December 31, 2014	December 31, 2013
Net operating loss carryover	$12,878,543	$9,812,057
Stock based compensation	5,826,392	7,461,894
Stock held for sale	—	—
Depreciable and depletable assets	(463,793)	(469,134)
Mining explorations	2,706,134	620,492
Capital loss carryforward	1,482,863	1,482,863
Other	12,465	6,800
Less: valuation allowance	(22,442,604)	(18,914,972)
Net deferred tax asset	$—	$—

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2014, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by approximately $3.5 million.

NOTE 13 — SUBSEQUENT EVENTS

Newmont lease

On January 14, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) dated January 13, 2015 with Newmont pursuant to which the Company acquired certain properties and rights to properties that had been previously leased and subleased to the Company by Newmont. These properties and rights are included in the approximately 25,000 acres of Relief Canyon properties located in and near the Company’s Relief Canyon Project in Pershing County, Nevada that the Company has held since April 2012. (See Note 4) The purchase price paid by the Company was $6.0 million. The Company also agreed to a two percent (2%) net smelter returns production royalty payable to Newmont on the Newmont Claims (defined below) and the Leased Properties (defined below). The closing of the transactions contemplated by the Asset Purchase Agreement, which are described below, was completed on January 15, 2015.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 13 — SUBSEQUENT EVENTS (continued)

Acquisition of Unpatented Mining Claims

Pursuant to the Asset Purchase Agreement, GAC acquired from Newmont 74 unpatented lode mining claims (the “Newmont Claims”) comprising approximately 1,300 acres. Prior to this transaction, the Company had leased the Newmont Claims from Newmont pursuant to a Minerals Lease and Sublease dated June 15, 2006 (the “2006 Minerals Lease and Sublease”).

New Mining Lease with Property Owners Replacing Portion of Sublease from Newmont

As part of the transactions completed pursuant to the Asset Purchase Agreement, GAC entered into a Mining Lease (the “2015 Mining Lease”) with New Nevada Resources, LLC and New Nevada Lands, LLC (the “Owners”), covering certain fee lands (the “Leased Properties”) included in the Company’s Relief Canyon properties. Prior to these transactions, the Company had subleased the Leased Properties from Newmont pursuant to the 2006 Minerals Lease and Sublease. Newmont leased the Leased Properties originally pursuant to (i) a Minerals Lease dated August 17, 1987 (the “1987 Minerals Lease”) and (ii) a Mining Lease dated June 1, 1994 (the “1994 Mining Lease”). The 2015 Mining Lease has replaced, with respect to the Leased Properties, the 2006 Minerals Lease and Sublease, the 1987 Minerals Lease and the 1994 Mining Lease. The 2015 Mining Lease has a term of twenty years and for as long thereafter as any mining, development or processing operations are being conducted on a continuous basis. The 2015 Mining Lease contains customary terms and conditions, including an advance royalty and a 2.5% net smelter returns production royalty on the Leased Properties payable to the Owners.

New Terms for Remaining Portion of Sublease from Newmont

Also as part of the transactions completed pursuant to the Asset Purchase Agreement, Newmont and the Owners replaced a portion of the 1987 Minerals Lease with a new Mining Lease (the “2015 Newmont Lease”) covering other fee lands included in the Company’s Relief Canyon properties (the “Subleased Properties”) and subleased by the Company from Newmont pursuant to the 2006 Minerals Lease and Sublease. The 2015 Newmont Lease has a term of twenty years and for as long thereafter as any mining, development or processing operations are being conducted or a continuous basis. The 2015 Newmont Lease contains customary terms and conditions, including an advance royalty and a 2.5% net smelter returns production royalty on the Subleased Properties payable to the Owners. The Company continues to hold rights to the Subleased Properties pursuant to its 2006 Minerals Lease and Sublease with Newmont.

As part of the Asset Purchase Agreement transactions, Newmont and the Company entered into an amendment of the 2006 Minerals Lease and Sublease (the “Third Amendment”), pursuant to which the Company agreed to a $2.6 million work commitment on the properties remaining subject to the 2006 Minerals Lease and Sublease to be expended by the seventh anniversary of the effective date of the Third Amendment. As of mid-December 2014, the Company can credit approximately $2.4 million in exploration expenditures already incurred against the $2.6 million work commitment.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 13 — SUBSEQUENT EVENTS (continued)

Additional Effects of Transactions

As a result of the transactions pursuant to the Asset Purchase Agreement, the Newmont Claims and the Leased Properties are no longer subject to the 2006 Minerals Lease and Sublease or to any rights of Newmont other than the 2% royalty referenced above. The Newmont Claims and Leased Properties, together with properties already owned by the Company, include the lands on which the existing Relief Canyon mine and processing facilities are located, lands to the south and west of the current mine pits that the Company believes are prospective for potential expansion of the Relief Canyon deposit, and lands that could in the future be used for new or expanded mine support facilities, including potential waste rock storage.

Also as a result of these transactions, the Newmont Claims and the Leased Properties are no longer subject to Newmont’s right under the 2006 Minerals Lease and Sublease, exercisable under certain circumstances, to either (i) enter into a joint venture with the Company with respect to the Newmont Claims and Leased Properties under which

Newmont would hold a 51% interest, or (ii) to convey the Newmont Claims and Leased Properties to the Company retaining a 3% to 5% sliding scale net smelter returns royalty and a $1.5 million production bonus, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

In addition, under the 2015 Mining Lease and the Company’s sublease of the 2015 Newmont Lease, the primary term of the Company’s leasehold interests in the Leased Properties and Subleased Properties has been extended through January 15, 2035.

