Form 10-Q
period 2015-03-31
Pershing Gold Corp.
filed 2015-05-15
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2015, there were 390,730,098 shares of common stock, par value $0.0001, outstanding.

PERSHING GOLD CORPORATION

ITEM 1 Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,512,402	$15,147,837
Restricted cash	2,250,000	2,250,000
Prepaid expenses and other current assets	660,084	798,633

Total Current Assets	8,422,486	18,196,470

NON - CURRENT ASSETS:
Property and equipment, net	6,185,008	6,398,221
Mineral rights	22,786,912	16,786,912
Reclamation bond deposit	25,000	25,000

Total Non - Current Assets	28,996,920	23,210,133

Total Assets	$37,419,406	$41,406,603

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$306,001	$714,291
Note payable - current portion	24,880	24,423

Total Current Liabilities	330,881	738,714

LONG-TERM LIABILITIES:
Note payable - long term portion	10,925	17,319
Asset retirement obligation	769,762	798,605

Total Liabilities	1,111,568	1,554,638

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($0.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of March 31, 2015 and December 31, 2014)	-	-
Convertible Series B Preferred stock ($0.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding as of March 31, 2015 and December 31, 2014)	-	-
Convertible Series C Preferred stock ($0.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding as of March 31, 2015 and December 31, 2014)	-	-
Convertible Series D Preferred stock ($0.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of March 31, 2015 and December 31, 2014)	-	-
Convertible Series E Preferred stock ($0.0001 Par Value; 15,151 Shares Authorized; 9,425 issued and outstanding as of March 31, 2015 and December 31, 2014)	1	1
Common stock ($0.0001 Par Value; 800,000,000 Shares Authorized; 355,406,041 shares issued and outstanding as of March 31, 2015 and December 31, 2014)	35,541	35,541
Additional paid-in capital	158,497,285	157,985,176
Accumulated deficit	(122,224,989)	(118,168,753)

Total Stockholders' Equity	36,307,838	39,851,965

Total Liabilities and Stockholders' Equity	$37,419,406	$41,406,603

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes	1,079,845	1,276,128
Exploration cost	1,441,596	534,726
Consulting fees	301,106	277,793
General and administrative expenses	1,233,382	1,023,010

Total operating expenses	4,055,929	3,111,657

Loss from operations	(4,055,929)	(3,111,657)

Other income (expenses):
Interest expense and other finance costs, net of interest income	(307)	(1,166)

Total other income (expenses) - net	(307)	(1,166)

Loss before provision for income taxes	(4,056,236)	(3,112,823)

Provision for income taxes	-	-

Net loss	$(4,056,236)	$(3,112,823)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - Basic and Diluted	355,406,041	277,847,383

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,056,236)	$(3,112,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	283,479	243,023
Accretion	11,537	-
Stock-based compensation	512,109	854,173

Changes in operating assets and liabilities:
Other receivables	-	17,276
Prepaid expenses and other current assets	138,549	130,833
Accounts payable and accrued expenses	(408,290)	(102,984)

NET CASH USED IN OPERATING ACTIVITIES	(3,518,852)	(1,970,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(6,000,000)	-
Asset retirement obligation settled	(18,737)	-
Purchase of property and equipment	(91,909)	(71,501)

NET CASH USED IN INVESTING ACTIVITIES	(6,110,646)	(71,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-	(181,421)
Payments on notes payable	(5,937)	(5,512)

NET CASH USED IN FINANCING ACTIVITIES	(5,937)	(186,933)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,635,435)	(2,228,936)

CASH AND CASH EQUIVALENTS- beginning of period	15,147,837	7,743,107

CASH AND CASH EQUIVALENTS- end of period	$5,512,402	$5,514,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$741	$1,166
Income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

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

A wholly-owned subsidiary, EXCX Funding Corp., a Nevada corporation was formed in January 2011 and held a note payable - related party, which was exchanged for the Company’s Series E Convertible Preferred Stock (“Series E Preferred Stock”) and warrants in August 2013 and was cancelled. On April 6, 2014 EXCX Funding Corp. was liquidated and dissolved.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company as of March 31, 2015. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2015, and the results of operations and cash flows for the three months ended March 31, 2015 have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2014, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 5, 2015. The consolidated balance sheet as of December 31, 2014, contained herein, was derived from those financial statements.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2015, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Restricted cash

Restricted cash consists of cash and investments which are held as collateral under a surface management surety bond issued on the Company’s behalf.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The Company has adopted ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market values based on the short-term maturity of these instruments. The carrying amount of the note payable at March 31, 2015 approximates its respective fair value based on the Company’s incremental borrowing rate.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $660,084 and $798,633 at March 31, 2015 and December 31, 2014, respectively, consist primarily of costs paid for future services which will occur within a year and deferred offering cost related to direct incremental costs of raising capital. Prepaid expenses principally include prepayments for consulting and business advisory services, insurance premiums, drilling services, and mineral lease fees which are being amortized over the terms of their respective agreements. The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised.

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

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed. During the three months ended March 31, 2015 and 2014, the Company incurred exploration cost of approximately $1.4 million and $0.5 million, respectively.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Impairment of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360, “Property, Plant and Equipment”. The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable. Long-lived assets in the exploration stage are monitored for impairment based on factors such as the Company’s continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company’s continued plans to fund exploration programs on the property, and whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered. The tests for long-lived assets in the exploration stage are monitored for impairment based on factors such as current market value of the long-lived assets and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment of its long-lived assets at March 31, 2015 and December 31, 2014, respectively.

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

 PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent accounting pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In November 2014, FASB issued ASU 2014-17, “Business Combinations: Pushdown Accounting”. This ASU amended the Business Combination Accounting Standards Codification to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The Company’s adoption of FASB ASU No. 2013-17 effective November 14, 2014 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

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

NOTE 3 — MINERAL PROPERTIES

The Company’s Relief Canyon property rights currently total approximately 25,000 acres and are comprised of approximately 948 owned unpatented mining claims, 120 owned millsite claims, 172 leased unpatented mining claims, and 2,235 acres of leased and 2,770 acres of subleased private lands. Most of the property on which the Relief Canyon deposit is located is subject to a 2% net smelter return production royalty, with a portion of that property subject to net smelter return production royalties totaling 4.5%. The rest of the property is subject, under varying circumstances, to net smelter return production royalties ranging from 2% to 5%.

Pershing Pass Property

The Pershing Pass property consists of over 700 unpatented mining claims covering approximately 12,000 acres and a mining lease of private lands covering approximately 600 acres.  Out of the total unpatented mining claims, 17 unpatented mining claims are subject to a 2% net smelter return royalty and 19 unpatented mining claims are leased with a purchase option.

The primary term of the unpatented mining claim lease referenced above is ten years, which may be extended as long as mineral exploration, development or mining continue on the property. Production from the lease is subject to a 1% net smelter return royalty on precious metals and a 0.5% net smelter royalty on all other metals produced from the leased property. Prior to production, and starting in September 2016, the Company is required to pay a $10,000 per year advance minimum royalty payment until September 2023. The annual advance minimum royalty increases to $12,500 in September 2023, to $15,000 in September 2028 and to $20,000 in September 2033.  The Company has the right to buy the leased claims at any time for $250,000.

The primary term of the private lands lease referenced above is ten years, which may be extended as long as mineral development work continues on the property. Production from the lease is subject to a 2% net smelter return royalty on all metals produced other than gold, and to a royalty on gold indexed to the gold price, ranging from 2% at gold prices of less than $500 per ounce to 3.5% at gold prices over $1,500 per ounce. Prior to one year after commercial production, the Company can repurchase up to 3% of the royalty on gold production at the rate of $600,000 for each 1%.

Newmont Properties

On April 5, 2012, the Company purchased from Victoria Gold Corp. and Victoria Resources (US) Inc. their interest in approximately 13,300 acres of mining claims and private lands adjacent to the Company’s original landholdings at the Relief Canyon Mine in Pershing County, Nevada.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 3 — MINERAL PROPERTIES (continued)

Approximately 8,900 acres of the lands that the Company acquired from Victoria Gold Corporation were a leasehold interest comprised of unpatented mining claims and private lands subject to a 2006 Mineral Lease and Sublease with Newmont USA Ltd. (“Newmont”), which the Company refers to as the Newmont Leased property. At that time, the Newmont Leased property consisted of 155 unpatented lode mining claims owned by Newmont comprising approximately 2,800 acres, approximately 4,900 acres of privately-owned fee minerals leased by Newmont from the owners, and 62 unpatented mining claims that were owned by Victoria within the Newmont Leased property and area of interest.

 On January 14, 2015, the Company entered into an Asset Purchase Agreement with Newmont pursuant to which the Company acquired for $6.0 million 74 unpatented mining claims totaling approximately 1,300 acres that the Company had previously leased from Newmont, entered into a new mining lease directly with New Nevada Resources, LLC and New Nevada Lands, LLC for approximately 1,600 acres of fee, or private, land that the Company had previously subleased from Newmont.

New Mining Lease with New Nevada Resources and New Nevada Lands, Replacing Portion of Newmont Sublease

As part of the January 2015 transactions completed pursuant to the Asset Purchase Agreement, a subsidiary of the Company entered into a Mining Lease (the “2015 Mining Lease”) with New Nevada Resources, LLC and New Nevada Lands, LLC (the “Owners”), covering certain fee lands (the “Leased Properties”) included in the Company’s Relief Canyon properties. The 2015 Mining Lease has a term of twenty years and for as long thereafter as any mining, development or processing operations are being conducted on a continuous basis. The 2015 Mining Lease contains customary terms and conditions, including an advance royalty and a 2.5% net smelter returns production royalty on the Leased Properties payable to the Owners.

Newmont Leased Property

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

Also as part of the transactions completed pursuant to the Asset Purchase Agreement, Newmont and the Owners entered into a new Mining Lease (the “2015 Newmont Lease”) covering about 2,770 acres of private lands included in the Company’s Relief Canyon properties (the “Subleased Properties”) and subleased by the Company from Newmont pursuant to the 2006 Minerals Lease and Sublease. The 2015 Newmont Lease has a term of twenty years and for as long thereafter as any mining, development or processing operations are being conducted or a continuous basis. The 2015 Newmont Lease contains customary terms and conditions, including an advance royalty and a 2.5% net smelter returns production royalty on the Subleased Properties payable to the Owners. The Company continues to hold rights to the Subleased Properties pursuant to its 2006 Minerals Lease and Sublease with Newmont.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

 NOTE 3 — MINERAL PROPERTIES (continued)

General

The Company has posted a statewide surface management surety bond with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in an amount of approximately $5.6 million, which is approximately $340,000 in excess of the coverage requirement as of March 31, 2015, to reclaim land disturbed in its exploration and mining operations. The surface management surety bond is provided through a third-party insurance underwriter. When the bond was issued in November 2013, the Company was required to place $2,250,000, or 45% of the original $5.0 million bond, in a collateral account. No further collateral has been required for subsequent increases in the bond amount. The funds deposited in the collateral account are classified as restricted cash on the Company’s balance sheet.

As of March 31, 2015, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required.

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	March 31, 2015 (Unaudited)	December 31, 2014
Relief Canyon Mine — Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine — Newmont Properties	13,709,441	7,709,441
Pershing Pass Property	576,400	576,400

	$22,786,912	$16,786,912

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	March 31, 2015 (Unaudited)	December 31, 2014
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	402,835	402,835
Land	—	358,886	266,977
Building and improvements	5 - 25 years	815,036	817,187
Site costs	10 years	1,403,762	1,407,465
Crushing system	20 years	2,489,298	2,495,865
Process plant and equipment	10 years	3,495,742	3,504,964
Vehicles and mining equipment	5 - 10 years	699,025	699,025
		9,721,579	9,651,313
Less: accumulated depreciation		(3,536,571)	(3,253,092)

		$6,185,008	$6,398,221

For the three months ended March 31, 2015 and 2014, depreciation expense amounted to $283,479 and $243,023, respectively.

NOTE 5 — NOTES PAYABLE

In August 2012, the Company issued a note payable in the amount of $92,145 in connection with the acquisition of mining equipment. The note payable bears interest at approximately 7% per annum and is secured by a lien on the mining equipment. The note is payable in 48 equal monthly payments of $2,226 beginning in September 2012.

Notes payable — short and long term portion consisted of the following:

	March 31, 2015 (Unaudited)	December 31, 2014
Total notes payable	$35,805	$41,742
Less: current portion	(24,880)	(24,423)
Long term portion	$10,925	$17,319

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

In conjunction with the permit approval permitting the Company to resume mining in the existing open pits at the Relief Canyon Mine during the third quarter of 2014, the Company has recorded an asset retirement obligation based upon the reclamation plan submitted in connection with the permit.

The following table summarizes activity in the Company’s ARO:

March 31, 2015
Balance, beginning of period	$798,605
Accretion expense	11,537
Reclamation expenditures	(18,737)
Additions and changes in estimates	(21,643)
Balance, end of period	$769,762

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 7 — STOCKHOLDERS’ EQUITY

Effective December 2014, the Company amended its Articles of Incorporation to increase the total amount of authorized capital stock from 550,000,000 shares to 850,000,000 shares consisting of 800,000,000 shares of Common Stock, par value $0.0001 per share and 50,000,000 shares of Preferred Stock, par value $0.0001 per share.

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

Series A Convertible Preferred Stock

As of March 31, 2015, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value, were authorized with none outstanding.

Series B Convertible Preferred Stock

As of March 31, 2015, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value, were authorized with none outstanding.

Series C Convertible Preferred Stock

As of March 31, 2015, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value, were authorized with none outstanding.

9% Series D Cumulative Preferred Stock

As of March 31, 2015, 7,500,000 shares of Series D Preferred Stock, $0.0001 par value, were authorized with none outstanding.

Convertible Series E Preferred Stock

As of March 31, 2015, 15,151 shares of Series E Preferred Stock, $0.0001 par value, were authorized with 9,425 Series E shares outstanding.

Common Stock Options

A summary of the Company’s outstanding stock options as of March 31, 2015 and changes during the period then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2014	32,600,000	$0.40	7.18
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at March 31, 2015	32,600,000	0.40	6.93

Options exercisable at end of period	32,600,000	$0.40
Options expected to vest	—
Weighted average fair value of options granted during the period		$—

At March 31, 2015 there was approximately $293,000 intrinsic value for the stock options outstanding in the above table.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of March 31, 2015 and changes during the period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2014	38,054,543	$0.43	1.83
Granted	150,000	0.30	4.00
Cancelled	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at March 31, 2015	38,204,543	$0.43	1.59

Warrants exercisable at March 31, 2015	38,204,543	$0.43	1.59

Weighted average fair value of warrants granted during the period		$0.16

On January 28, 2015, the Company issued four-year warrants to purchase 150,000 shares of common stock to a consultant. The warrants vested on March 1, 2015 and are exercisable at $0.30 per share. The 150,000 warrants were valued on the grant date at approximately $0.16 per warrant or a total of approximately $24,300 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.30 per share (based on the quoted trading price on the date of grant), volatility of 72%, expected term of 4 years, and a risk free interest rate of 1.25%.

Treasury Stock

The Company accounts for treasury stock under the cost method. Between February 2014 and March 2014, the Company reacquired 492,513 shares of its common stock from certain employees of the Company. The reacquisition by the Company of its common stock is the result of certain employees electing to surrender shares in order to satisfy their minimum applicable withholding obligation due to the vesting of restricted stock awards. The Company recorded a charge $181,421 in connection with the 2014 stock surrenders. In July 2014, 400,000 unvested restricted stock awards were returned to treasury stock as a result of an employee termination. The value of the treasury stock was reflected separately as a deduction from stockholders’ equity. In December 2014, all treasury stock was cancelled and as a result at March 31, 2015, there was no stock held in treasury.

NOTE 8 — NET LOSS PER COMMON SHARE

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

	For the Three Months ended March 31, 2015	For the Three Months ended March 31, 2014
Numerator:
Net loss	$(4,056,236)	$(3,112,823)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	355,406,041	277,847,383

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 8 — NET LOSS PER COMMON SHARE (continued)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. In periods where the Company has a net loss, all dilutive securities are excluded.

	March 31, 2015	March 31, 2014
Common stock equivalents:
Stock options	32,600,000	32,900,000
Stock warrants	38,204,543	26,244,621
Convertible preferred stock	33,324,114	28,968,000

Total	104,128,657	88,112,621

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its corporate facility, and certain office equipment, in Lakewood, Colorado under operating leases with expiration dates through 2018. Rent expense was $11,651 and $11,352 for the three months ended March 31, 2015 and 2014, respectively.

Future minimum rental payments required under operating leases are as follows:

2015	$39,501
2016	81,345
2017	83,343
2018	45,455
$249,644

In April 2015, the Company executed a new operating lease agreement for its corporate facility in Lakewood, Colorado. The new lease is for a period of 39 months commencing in May 2015 and expiring in July 2018.

Mining Leases

As more fully discussed in Note 3 — Mineral Properties, the Company leases certain mineral properties included in its Pershing Pass Property. The future minimum lease payments under these mining leases are as follows:

2015	$10,000
2016	20,000
2017	25,000
2018	25,000
2019	25,000
Thereafter	92,500
$197,500

NOTE 10 — SUBSEQUENT EVENTS

Private Placement

In April 2015 the Company raised approximately $11.5 million in gross proceeds through the sale of 35,324,057 Units priced at $0.325 per Unit, with each Unit comprised of one share (the “Unit Shares”) of the Company’s Common Stock and a 24 month warrant (the “Warrant”) to purchase 0.4 of a share of Common Stock (the “Warrant Shares”) at an exercise price of $0.44. Net proceeds totaled approximately $10.7 million after commissions. A total of 35,324,057 shares of Common Stock and warrants to acquire 14,129,578 shares of Common Stock were issued in the private placement, with 30 month warrants to acquire an additional 2,163,326 shares of Common Stock at an exercise price of $0.325 were issued to broker-dealers acting on behalf of the Company in the placement.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 10 — SUBSEQUENT EVENTS (continued)

In connection with the private placement, the Company and the investors entered into registration rights agreements which require the Company to file a registration statement under the Securities Act of 1933, as amended, to register the resale of the Common Stock issued as part of the Units and the Common Stock issuable upon the exercise of the Warrants. The Registration Rights Agreement also contains piggyback registration rights requiring the Company to include the investors’ shares of Common Stock under certain circumstances in future registration statements that may be filed by the Company.

The forms of Warrant and Registration Rights Agreement are filed as exhibits to this Quarterly Report on Form 10-Q.

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

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Forward-Looking Statements

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward-looking statements include, without limitation, statements relating to our business goals, planned exploration and metallurgical work, business strategy, planned engineering studies, planned permitting activities, plans to complete an updated estimate of mineralized material and resources and the timing thereof, plans to complete an economic study of the Relief Canyon Mine, our efforts to obtain external financing and our liquidity and capital resources outlook.  Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Our actual results may differ materially from those contemplated by the forward-looking statements, which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Important factors that could cause actual results to differ materially from those anticipated in forward- looking statements include without limitation results of future exploration, engineering studies and planned economic studies on our Relief Canyon properties; increases in estimates or costs of exploration and other activities; our ability to raise necessary capital to conduct our exploration and other activities and do so on acceptable terms or at all; results from exploration and changes in interpretations of geological, metallurgical or other technical information; problems or delays in permitting or other government approvals; and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

During the three months ended March 31, 2015, we focused primarily on completing the 2014 drilling program focused on expanding the Relief Canyon Mine deposit, continuing permitting, engineering and other work related to the potential commencement of mining at the Relief Canyon Mine, completing the acquisition of certain properties and rights from Newmont, and the $11.5 million gross proceeds private placement. An overview of certain significant events during the three month period follows:

•	In January 2015, we completed a drilling program commenced in 2014 that consisted of 134 holes for a total of approximately 74,000 feet focused on extending and upgrading the current deposit.

•	During the period we reported certain results of the drilling program, including high-grade gold intercepts in newly defined high-grade zones.

•	During the period, we continued our evaluation of the drilling program results. We plan to provide an updated resource and mineralized material estimate in the second quarter of 2015.

•	In March 2015, we submitted a Plan of Operations Modification to the US Bureau of Land Management and the Nevada Division of Environmental Protection that would permit us to increase our current pit boundary in all directions.

•	In January 2015, we entered into a transaction with Newmont pursuant to which we acquired certain properties and rights to properties that we had previously leased and subleased from Newmont, and improved the arrangements under which we continue to lease and sublease properties from Newmont. These properties and rights are included in the approximately 25,000 acres of Relief Canyon properties located in and near the Company’s Relief Canyon Project in Pershing County, Nevada that the Company has held since April 2012. We paid Newmont $6.0 million in connection with this transaction. The properties and rights we acquired from Newmont, which we previously leased or subleased from Newmont, together with the properties that we already own, include the lands on which the existing Relief Canyon mine and processing facilities are located, lands to the south and west of the current mine pits that the Company believes are prospective for potential expansion of the Relief Canyon deposit, and lands that could in the future be used for new or expanded mine support facilities.

•	After the period, in April 2015, we raised $11.5 million in gross proceeds, or $10.7 million net of commissions, through the private placement to certain accredited investors of 35,324,057 units for $0.325 per unit, comprised of one share of Common Stock and a 24 month warrant to acquire 0.4 of a share of Common Stock at an exercise price of $0.44, resulting in the issuance of a total of 35,324,057 shares of our Common Stock and warrants to acquire 14,129,578 shares of our Common Stock.

Results of Operations

Three months ended March 31, 2015 and 2014

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the three months ended March 31, 2015 and 2014.

Operating Expenses

Total operating expenses for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, were $4.1 million and $3.1 million, respectively. The $1.0 million increase in operating expenses for the three months ended March 31, 2015 is comprised largely of a $0.9 million increase in exploration expenses on our Relief Canyon properties and an increase of $0.2 million in general and administrative expenses primarily for public company expenses and legal costs in the current period offset by a $0.2 million decrease in compensation expense related primarily to lower stock-based compensation expense.

Loss from Operations

We reported loss from operations of $4.1 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively. The increase in operating loss was due primarily to the increases in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately ($300) and ($1,200) for the three months ended March 31, 2015 and 2014, respectively. The change in other income (expense) is primarily attributable to a decrease in interest expense.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of ($4.1) million for the three months ended March 31, 2015 as compared to a net loss of ($3.1) million for the three months ended March 31, 2014.

Liquidity and Capital Resources

At March 31, 2015, our cash and cash equivalents totaled $5.5 million. Our cash and cash equivalents decreased during the three months ended March 31, 2015 by $9.6 million from our cash and cash equivalents balance at December 31, 2014 of $15.1 million. The decrease in cash and cash equivalents was primarily the result of cash used in investing activities of $6.1 million for the purchase of mineral rights and property and cash used in operations of $3.5 million that was comprised largely of exploration expenditures, primarily at the Relief Canyon mine focused on increasing and upgrading our current estimate of mineralized material, and general and administrative expenses, including consultant fees, compensation costs, legal fees and public company expenses. In April 2015, we completed private placements to accredited investors for the purchase of 35,324,057 units, comprised of 35,324,057 shares of our Common Stock and warrants to acquire 14,129,578 shares of our Common Stock for aggregate net proceeds, after commissions, of approximately $10.7 million.

We plan the following expenditures for the remainder of fiscal year 2015:

•	$3.7 million on general and administrative expenses (including employee salaries, public company expenses, consultants and land holding costs);

•	$3.5 million on exploration drilling to expand the current Relief Canyon deposit;

•	$0.5 million on additional work at the Relief Canyon Mine including updated resource and mineralized material estimates, further metallurgy tests and completion of a thorough economic study;

•	$0.3 million on additional permitting and bonding, including an environmental assessment to expand the open-pit mines at the Relief Canyon Mine property above the water table.

The actual amount we spend for year 2015 may vary significantly from the amounts specified above and will depend upon several factors, including the results of our exploration, the results of the preliminary economic assessment of the Relief Canyon Mine, work related to the potential start of mining operations at the Relief Canyon Mine property, the timing of obtaining the necessary permitting approvals and whether we are able to raise additional external financing. Following completion of the private placement transactions in April 2015, we expect to require additional financing to fund operations by late 2016.

Recent Accounting Pronouncements

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

In November 2014, FASB issued ASU 2014-17, “Business Combinations: Pushdown Accounting”. This ASU amended the Business Combination Accounting Standards Codification to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The Company’s adoption of FASB ASU No. 2013-17 effective November 14, 2014 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

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

ASC 930-805 states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 805. ASC 805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, our direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims and mill sites. If proven and probable reserves are established for the property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over proven and probable reserves. For mineral rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Disclosure Controls and Procedures

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

With respect to the quarterly period ended March 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

Not applicable.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2015, the Company issued four-year warrants to purchase 150,000 shares of common stock to a consultant. The warrants vested on March 1, 2015 and are exercisable at $0.30 per share. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

None.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

4.1*	Form of Investor Warrant
4.2*	Form of Placement Agent Warrant
10.1*	Form of Subscription Agreement among the Company and certain accredited investors
10.2*	Form of Registration Rights Agreement among the Company and certain accredited investors
10.3*	Placement Agency Agreement, dated March 19, 2015, between the Company and Noble Financial Capital Markets
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.ins*	XBRL Instance Document
101.sch*	XBRL Taxonomy Schema Document
101.cal*	XBRL Taxonomy Calculation Document
101.def*	XBRL Taxonomy Linkbase Document
101.lab*	XBRL Taxonomy Label Linkbase Document
101.pre*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pershing Gold Corporation

Date: May 14, 2015	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Eric Alexander
Eric Alexander
Vice President Finance and Controller (Principal Financial Officer)

