Form 10-Q
period 2015-06-30
Pershing Gold Corp.
filed 2015-08-13
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Registrant’s telephone number, including area code (720) 974-7248

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2015, there were 21,707,671 shares of common stock, par value $0.0001, outstanding.

PERSHING GOLD CORPORATION

ITEM 1 Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,923,858	$15,147,837
Restricted cash	2,250,000	2,250,000
Prepaid expenses and other current assets	613,442	798,633

Total Current Assets	15,787,300	18,196,470

NON - CURRENT ASSETS:
Property and equipment, net	5,902,824	6,398,221
Mineral rights	22,786,912	16,786,912
Reclamation bond deposit	25,000	25,000

Total Non - Current Assets	28,714,736	23,210,133

Total Assets	$44,502,036	$41,406,603

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$569,743	$714,291
Note payable - current portion	25,347	24,423
Deferred rent	11,697	-

Total Current Liabilities	606,787	738,714

LONG-TERM LIABILITIES:
Note payable - long term portion	4,410	17,319
Asset retirement obligation	781,299	798,605

Total Liabilities	1,392,496	1,554,638

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($0.0001 Par Value; 2,250,000 Shares Authorized;
none issued and outstanding as of June 30, 2015 and December 31, 2014)	-	-
Convertible Series B Preferred stock ($0.0001 Par Value; 8,000,000 Shares Authorized;
none issued and outstanding as of June 30, 2015 and December 31, 2014)	-	-
Convertible Series C Preferred stock ($0.0001 Par Value; 3,284,396 Shares Authorized;
none issued and outstanding as of June 30, 2015 and December 31, 2014)	-	-
Convertible Series D Preferred stock ($0.0001 Par Value; 7,500,000 Shares Authorized;
none issued and outstanding as of June 30, 2015 and December 31, 2014)	-	-
Convertible Series E Preferred stock ($0.0001 Par Value; 15,151 Shares Authorized;
9,425 shares issued and outstanding as of June 30, 2015 and and December 31, 2014)	1	1
Common stock ($0.0001 Par Value; 200,000,000 Shares Authorized;
21,707,671 and 19,745,223 shares issued and outstanding as of June 30, 2015 and December 31, 2014)	2,171	1,975
Additional paid-in capital	169,404,612	158,018,742
Accumulated deficit	(126,297,244)	(118,168,753)

Total Stockholders' Equity	43,109,540	39,851,965

Total Liabilities and Stockholders' Equity	$44,502,036	$41,406,603

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes	987,958	1,068,955	2,067,803	2,345,083
Exploration cost	1,418,338	1,346,699	2,859,934	1,881,425
Consulting fees	361,662	375,258	662,768	653,051
General and administrative expenses	1,303,746	1,048,361	2,537,128	2,071,371

Total operating expenses	4,071,704	3,839,273	8,127,633	6,950,930

Loss from operations	(4,071,704)	(3,839,273)	(8,127,633)	(6,950,930)

Other income (expenses):
Interest expense and other finance costs, net of interest income	(551)	(1,065)	(858)	(2,231)

Total other income (expenses) - net	(551)	(1,065)	(858)	(2,231)

Loss before provision for income taxes	(4,072,255)	(3,840,338)	(8,128,491)	(6,953,161)

Provision for income taxes	-	-	-	-

Net loss	$(4,072,255)	$(3,840,338)	$(8,128,491)	$(6,953,161)

Net loss per common share, basic and diluted	$(0.19)	$(0.25)	$(0.40)	$(0.45)

Weighted average common shares outstanding - basic and diluted	21,454,509	15,570,592	20,171,334	15,503,651

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(8,128,491)	$(6,953,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	565,663	488,054
Accretion	23,074	-
Stock-based compensation	924,224	1,532,846

Changes in operating assets and liabilities:
Other receivables	-	(26,073)
Prepaid expenses and other current assets	185,191	187,130
Accounts payable and accrued expenses	(144,548)	131,607
Deferred rent	11,697	-

NET CASH USED IN OPERATING ACTIVITIES	(6,563,190)	(4,639,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(6,000,000)	-
Asset retirement obligation settled	(18,737)	-
Purchase of property and equipment	(91,909)	(88,030)

NET CASH USED IN INVESTING ACTIVITIES	(6,110,646)	(88,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	10,461,842	-
Purchase of treasury stock	-	(181,421)
Payments on notes payable	(11,985)	(11,127)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,449,857	(192,548)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,223,979)	(4,920,175)

CASH AND CASH EQUIVALENTS - beginning of period	15,147,837	7,743,107

CASH AND CASH EQUIVALENTS - end of period	$12,923,858	$2,822,932

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,370	$2,231
Income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

On August 30, 2011, the Company, through its wholly-owned subsidiary, Gold Acquisition Corp. (“Gold Acquisition”), acquired the Relief Canyon Mine property (“Relief Canyon”) located in Pershing County, near Lovelock, Nevada.

A wholly-owned subsidiary, Pershing Royalty Company, a Delaware corporation, was formed on May 17, 2012 to hold royalty interests in two gold exploration properties.

A wholly-owned subsidiary, EXCX Funding Corp., a Nevada corporation, was formed in January 2011 and held a note payable - related party, which was exchanged for the Company’s Series E Convertible Preferred Stock (“Series E Preferred Stock”) and warrants in August 2013 and was cancelled. On April 6, 2014 EXCX Funding Corp. was liquidated and dissolved.

On June 17, 2015, the Board of Directors of the Company approved a reverse stock split of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a ratio of 1-for-18 (the “Reverse Stock Split”) which became effective on June 18, 2015. In connection with the Reverse Stock Split, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation, as amended, with the Nevada Secretary of State to reduce the number of shares of Common Stock the Company is authorized to issue from 800,000,000 to 200,000,000. All share and per share values of the Company’s Common Stock for all periods presented in the accompanying unaudited consolidated financial statements are retroactively restated for the effect of the Reverse Stock Split in accordance with Staff Accounting Bulletin Topic 4C: Equity Accounts – Change in Capital Structure (“SAB Topic 4C”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company as of June 30, 2015. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2015, and the results of operations and cash flows for the six months ended June 30, 2015 have been included. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2014, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 5, 2015. The consolidated balance sheet as of December 31, 2014, contained herein, was derived from those financial statements.

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, amounts and timing of closure obligations, the assumptions used to calculate fair value of restricted stock units, options and warrants granted, stock-based compensation, beneficial conversion on convertible notes payable and preferred stock, capitalized mineral rights, asset valuations, timing of the performance criteria of restricted stock units and the fair value of common stock issued.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2015, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted cash

Restricted cash consists of cash and investments which are held as collateral under a surface management surety bond issued on the Company’s behalf.

Fair value of financial instruments

The Company adopted Accounting Standards Codification (“ASC’) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (“FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market values based on the short-term maturity of these instruments. The carrying amount of the note payable at June 30, 2015 approximates its respective fair value based on the Company’s incremental borrowing rate.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $613,442 and $798,633 at June 30, 2015 and December 31, 2014, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting and business advisory services, insurance premiums, drilling services, mining claim fees and mineral lease fees which are being amortized over the terms of their respective agreements.

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

JUNE 30, 2015

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

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, generally one to 25 years.

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment of its long-lived assets at June 30, 2015 and December 31, 2014, respectively.

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

JUNE 30, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

JUNE 30, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern” (“ASU No. 2014-15”). The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In November 2014, FASB issued ASU No. 2014-17, “Business Combinations: Pushdown Accounting” (“ASU No. 2014-17”). This ASU amended the Business Combination Accounting Standards Codification to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The Company’s adoption of ASU No. 2014-17 effective November 14, 2014 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

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

The primary term of the unpatented mining claim lease referenced above is ten years ending in January 2023, which may be extended as long as mineral exploration, development or mining continue on the property. Production from the lease is subject to a 1% net smelter return royalty on precious metals and a 0.5% net smelter royalty on all other metals produced from the leased property. Prior to production, and starting in September 2016, the Company is required to pay a $10,000 per year advance minimum royalty payment until September 2023. The annual advance minimum royalty increases to $12,500 in September 2023, to $15,000 in September 2028 and to $20,000 in September 2033.  The Company has the right to buy the leased claims at any time for $250,000.

The primary term of the private lands lease referenced above is ten years ending in January 2023, which may be extended as long as mineral development work continues on the property. Production from the lease is subject to a 2% net smelter return royalty on all metals produced other than gold, and to a royalty on gold indexed to the gold price, ranging from 2% at gold prices of less than $500 per ounce to 3.5% at gold prices over $1,500 per ounce. Prior to one year after commercial production, the Company can repurchase up to 3% of the royalty on gold production at the rate of $600,000 for each 1%.

Newmont Properties

On April 5, 2012, the Company purchased from Victoria Gold Corp. and Victoria Resources (US) Inc. their interest in approximately 13,300 acres of mining claims and private lands adjacent to the Company’s original landholdings at the Relief Canyon Mine in Pershing County, Nevada.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

On January 14, 2015, the Company entered into an Asset Purchase Agreement with Newmont pursuant to which the Company acquired for $6.0 million 74 unpatented mining claims totaling approximately 1,300 acres that the Company had previously leased from Newmont, and entered into a new mining lease directly with New Nevada Resources, LLC and New Nevada Lands, LLC for approximately 1,600 acres of fee, or private, land that the Company had previously subleased from Newmont.

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

Newmont Leased Property

As part of the Asset Purchase Agreement transactions, Newmont and the Company entered into an amendment of the 2006 Minerals Lease and Sublease (the “Third Amendment”), pursuant to which the Company agreed to a $2.6 million work commitment on the properties remaining subject to the 2006 Minerals Lease and Sublease to be expended by the seventh anniversary of the effective date of the Third Amendment. As of mid-June 2015, the Company can credit approximately $2.4 million in exploration expenditures already incurred against the $2.6 million work commitment.

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

General

The Company has posted a statewide surface management surety bond with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in an amount of approximately $5.6 million, which is approximately $120,000 in excess of the coverage requirement as of June 30, 2015, to reclaim land disturbed in its exploration and mining operations. The surface management surety bond is provided through a third-party insurance underwriter. When the bond was issued in November 2013, the Company was required to place $2,250,000, or 45% of the original $5.0 million bond, in a collateral account. No further collateral has been required for subsequent increases in the bond amount. The funds deposited in the collateral account are classified as restricted cash on the Company’s balance sheet.

As of June 30, 2015, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required.

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 3 — MINERAL PROPERTIES (continued)

Mineral properties consisted of the following:

	June 30, 2015 (Unaudited)	December 31, 2014
Relief Canyon Mine — Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine — Newmont Properties	13,709,441	7,709,441
Pershing Pass Property	576,400	576,400

	$22,786,912	$16,786,912

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	June 30, 2015 (Unaudited)	December 31, 2014
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	402,835	402,835
Land	—	358,886	266,977
Building and improvements	5 - 25 years	815,036	817,187
Site costs	10 years	1,403,762	1,407,465
Crushing system	20 years	2,489,298	2,495,865
Process plant and equipment	10 years	3,495,742	3,504,964
Vehicles and mining equipment	5 - 10 years	699,025	699,025
		9,721,579	9,651,313
Less: accumulated depreciation		(3,818,755)	(3,253,092)

		$5,902,824	$6,398,221

For the six months ended June 30, 2015 and 2014, depreciation expense amounted to $565,663 and $488,054, respectively.

NOTE 5 — NOTES PAYABLE

In August 2012, the Company issued a note payable in the amount of $92,145 in connection with the acquisition of mining equipment. The note payable bears interest at approximately 7% per annum and is secured by a lien on the mining equipment. The note is payable in 48 equal monthly payments of $2,226.

Notes payable — short and long term portion consisted of the following:

	June 30, 2015 (Unaudited)	December 31, 2014
Total notes payable	$29,757	$41,742
Less: current portion	(25,347)	(24,423)
Long term portion	$4,410	$17,319

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

In conjunction with the permit approval permitting the Company to resume mining in the existing open pits at the Relief Canyon Mine during the third quarter of 2014, the Company has recorded an asset retirement obligation based upon the reclamation plan submitted in connection with the permit.

The following table summarizes activity in the Company’s ARO:

For the Six Months Ended June 30, 2015
Balance, beginning of period	$798,605
Accretion expense	23,074
Reclamation expenditures	(18,737)
Additions and changes in estimates	(21,643)
Balance, end of period	$781,299

NOTE 7 — STOCKHOLDERS’ EQUITY

On June 17, 2015, the Board of Directors of the Company approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-18 (the “Reverse Stock Split”) which became effective on, June 18, 2015. In connection with the Reverse Stock Split, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation, as amended, with the Nevada Secretary of State to reduce the number of shares of Common Stock the Company is authorized to issue from 800,000,000 to 200,000,000. All share and per share values of the Company’s Common Stock for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the Reverse Stock Split in accordance with SAB Topic 4C.

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

Series A Convertible Preferred Stock

As of June 30, 2015, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value, were authorized with none outstanding.

Series B Convertible Preferred Stock

As of June 30, 2015, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value, were authorized with none outstanding.

Series C Convertible Preferred Stock

As of June 30, 2015, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value, were authorized with none outstanding.

9% Series D Cumulative Preferred Stock

As of June 30, 2015, 7,500,000 shares of Series D Preferred Stock, $0.0001 par value, were authorized with none outstanding.

Series E Convertible Preferred Stock

As of June 30, 2015, 15,151 shares of Series E Preferred Stock, $0.0001 par value, were authorized with 9,425 Series E shares outstanding.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

As a result of the Reverse Stock Split, the conversion price of the Company’s Series E Convertible Preferred Stock was proportionately adjusted to $5.04. Accordingly, each share of Series E Preferred Stock is now convertible into approximately 196.429 shares of the Company’s Common Stock.

Common Stock

Private Placement

In April 2015, the Company raised approximately $11.5 million in gross proceeds through a private placement to certain accredited investors of a total of 1,962,501 Units priced at $5.85 per Unit, with each Unit comprised of one share (the “Unit Shares”) of the Company’s Common Stock and a 24 month warrant (the “Warrant”) to purchase 0.4 of a share of Common Stock (the “Warrant Shares”) at an exercise price of $7.92. Net proceeds totaled approximately $10.5 million after commissions and legal fees. A total of 1,962,501 shares of Common Stock and warrants to acquire 785,045 shares of Common Stock were issued in the private placement, with 30 month warrants to acquire an additional 120,187 shares of Common Stock at an exercise price of $5.85 issued to broker-dealers acting on behalf of the Company in the placement.

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

Restricted Stock Units

Between June 8, 2015 and June 9, 2015, the Company granted an aggregate of 66,668 shares of restricted stock units to certain of the Company’s non-employee members of the board of directors. The fair market value on the date of grant was approximately $406,000. The restricted stock units vest over a three year period. For each vested restricted stock unit, the holder will be entitled to receive one unrestricted share of the Company's Common Stock subject to acceleration upon the holder's termination of service on the Company's board of directors or upon a change in control.

On June 28, 2015, the Company granted an aggregate of 700,000 restricted stock units to Mr. Stephen Alfers, the Company’s Chief Executive Officer and President. Under the terms of the agreement, 300,000 restricted stock units (the “Initial RSUs”) are subject to vesting upon Mr. Alfers’ continuous employment through December 31, 2018, with earlier vesting upon certain events, such as a change in control. The remaining 400,000 restricted stock units (the “Incentive RSUs”) are subject to vesting upon the attainment of certain performance-based milestones set forth in the agreement and become fully vested upon a change in control. For each fully vested restricted stock unit, Mr. Alfers will be entitled to receive one share of Common Stock upon the earlier of December 31, 2018, Mr. Alfers’ separation from service or death, or a change in control. The fair market value on the date of grant of Mr. Alfers’ restricted stock units was approximately $1,755,000 and $2,340,000 for the Initial RSU’s and Incentive RSU’s, respectively. Compensation expense will be recognized on the Incentive RSU’s as the targets are obtained.

During the six months ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense in connection with restricted stock and restricted stock unit awards of $899,915 and $1,484,423, respectively.   At June 30, 2015, there was a total of $5,596,143 unrecognized compensation expense in connection with restricted stock and restricted stock unit awards.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options

A summary of the Company’s outstanding stock options as of June 30, 2015 and changes during the period then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2014	1,811,121	$7.20	7.18
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at June 30, 2015	1,811,121	7.20	6.68

Options exercisable at end of period	1,811,121	$7.20
Options expected to vest	—
Weighted average fair value of options granted during the period		$—

At June 30, 2015 there was approximately $2,000 intrinsic value for the stock options outstanding in the above table.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of June 30, 2015 and changes during the period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2014	2,114,188	$7.74	1.83
Granted	913,566	7.62	1.87
Cancelled	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at June 30, 2015	3,027,754	$7.65	1.50

Warrants exercisable at June 30, 2015	3,027,754	$7.65	1.09

Weighted average fair value of warrants granted during the period		$7.60

On January 28, 2015, the Company issued four-year warrants to purchase 8,334 shares of Common Stock to a consultant. The warrants vested on March 1, 2015 and are exercisable at $5.40 per share. The 8,334 warrants were valued on the grant date at approximately $2.88 per warrant or a total of approximately $24,300 using a Black-Scholes option pricing model with the following assumptions: stock price of $5.40 per share (based on the quoted trading price on the date of grant), volatility of 72%, expected term of 4 years, and a risk free interest rate of 1.25%.

In April 2015, in connection with the private placement, the Company issued 24 month warrants to purchase 0.4 of a share of Common Stock at an exercise price of $7.92, for a total of 785,045 shares of Common Stock. The Company also issued 30 month warrants to purchase 120,187 shares of Common Stock at an exercise price of $5.85 to broker-dealers acting on behalf of the Company in the private placement.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Treasury Stock

The Company accounts for treasury stock under the cost method. Between February 2014 and March 2014, the Company reacquired 27,362 shares of its Common Stock from certain employees of the Company. The reacquisition by the Company of its Common Stock is the result of certain employees electing to surrender shares in order to satisfy their minimum applicable withholding obligation due to the vesting of restricted stock awards. The Company recorded a charge $181,421 in connection with the 2014 stock surrenders. In July 2014, 22,222 unvested restricted stock awards were returned to treasury stock as a result of an employee termination. The value of the treasury stock was reflected separately as a deduction from stockholders’ equity. In December 2014, all treasury stock was cancelled and as a result at June 30, 2015, there was no stock held in treasury.

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

	For the Six Months ended June 30, 2015	For the Six Months ended June 30, 2014
Numerator:
Net loss	$(8,128,491)	$(6,953,161)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	20,171,334	15,503,651

Net loss per common share, basic and diluted	$(0.40)	$(0.45)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. In periods where the Company has a net loss, all dilutive securities are excluded.

	June 30, 2015	June 30, 2014
Common stock equivalents:
Stock options	1,811,121	1,827,778
Stock warrants	3,027,754	1,180,257
Convertible preferred stock	1,851,350	1,601,000

Total	6,690,225	4,609,035

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its corporate facility, and certain office equipment, in Lakewood, Colorado under operating leases with expiration dates through 2018. Rent expense was $27,270 and $23,811 for the six months ended June 30, 2015 and 2014, respectively.

Future minimum rental payments required under operating leases are as follows:

2015	$35,618
2016	81,345
2017	83,343
2018	45,455
$245,761

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 9 — COMMITMENTS AND CONTINGENCIES (continued)

In April 2015, the Company executed a new operating lease agreement for its corporate facility in Lakewood, Colorado. The new lease is for a period of 39 months commencing in May 2015 and expiring in July 2018. The Company recognized deferred rent of $11,697 in connection with this lease agreement as of June 30, 2015.

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

Forward-Looking Statements

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward-looking statements include, without limitation, statements relating to our business goals, planned exploration and metallurgical work, business strategy, planned engineering studies, planned permitting activities, plans to complete an updated estimate of mineralized material and resources and the timing thereof, plans to complete an economic study of the Relief Canyon Mine, our efforts to obtain external financing and our liquidity and capital resources outlook.  Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Our actual results may differ materially from those contemplated by the forward-looking statements, which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Important factors that could cause actual results to differ materially from those anticipated in forward- looking statements include, without limitation, results of future exploration, engineering studies and planned economic studies on our Relief Canyon properties; increases in estimates or costs of exploration and other activities; our ability to raise necessary capital to conduct our exploration and other activities and do so on acceptable terms or at all; results from exploration and changes in interpretations of geological, metallurgical or other technical information; problems or delays in permitting or other government approvals; and the matters described in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

During the three months ended June 30, 2015, we focused primarily on completing our 2014 drilling program and commencing our 2015 drilling program, both focused on expanding the Relief Canyon Mine deposit; continuing permitting, engineering and other work related to the potential commencement of mining at the Relief Canyon Mine; completing the acquisition of certain properties and rights from Newmont; completing a private placement transaction for approximately $11.5 million in gross proceeds; and the up-listing of our Common Stock to the NASDAQ Global Market, which was completed in July 2015. An overview of certain significant events during the three month period follows:

•	In early July 2015, we completed an updated estimate of mineralized material at the Relief Canyon Mine totaling 37,335,000 tons of mineralized material at an average grade of 0.020 ounces per ton gold. The Company’s in-house technical staff calculated the estimate under Industry Guide 7 of the SEC.

•	On July 6, 2015, we completed our up-listing to NASDAQ, and our Common Stock began trading on NASDAQ under the symbol PGLC.

•	In June 2015 we executed a 1-for-18 reverse split of our Common Stock in anticipation of our proposed up-listing to NASDAQ.

•	In June 2015 we appointed Alan Branham and Edward Karr to our Board of Directors. Mr. Branham possesses over 30 years of exploration and mine development experience and Mr. Karr has more than 20 years of capital markets experience as a financial analyst, money manager and investor.

•	In May 2015, we initiated phase 1 of our 2015 core-drilling program at our Relief Canyon mine, focused on adding gold ounces to the deposit and mineralized material estimate. We expect to drill approximately an additional 100 holes over three targets for approximately 75,000 feet under this program.

•	In April 2015, we raised approximately $11.5 million in gross proceeds, or approximately $10.5 million net of commissions and legal fees, through a private placement. The private placement involved the issuance to certain accredited investors of 1,962,501 units for $5.85 per unit, with each unit comprised of one share of Common Stock and a 24 month warrant to acquire 0.4 of a share of Common Stock at an exercise price of $7.92, resulting in the issuance of a total of 1,962,501 shares of our Common Stock and warrants to acquire 785,045 shares of our Common Stock.

Results of Operations

Three and Six months ended June 30, 2015 and 2014

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the six months ended June 30, 2015 and 2014.

Operating Expenses

Total operating expenses for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, were $4.1 million and $3.8 million, respectively. The $0.3 million increase in operating expenses for the three months ended June 30, 2015 is comprised largely of a $0.1 million increase in exploration expenses on our Relief Canyon properties to approximately $1.4 million from $1.3 million in the prior period, and an increase of $0.3 million in general and administrative expenses to approximately $1.3 million from $1.0 million in the prior period, primarily for public company expenses and legal costs related to the Company’s NASDAQ listing. These increases were offset in part by a $0.1 million decrease in compensation expense related primarily to lower stock-based compensation expense.

Total operating expenses for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, were $8.1 million and $7.0 million, respectively. The $1.1 million increase in operating expenses for the six months ended June 30, 2015 is comprised largely of a $1.0 million increase in exploration expenses on our Relief Canyon properties to approximately $2.9 million from $1.9 million in the prior period due to the completion of our late 2014/early 2015 drilling program and the commencement of our 2015 core-drilling campaign which started in May 2015, and an increase of $0.4 million in general and administrative expenses to approximately $2.5 million from $2.1 million in the prior period, primarily for public company expenses and legal costs related to the Company’s NASDAQ filing. These increases were offset in part by a $0.3 million decrease in compensation expense related primarily to lower stock-based compensation expense.

Loss from Operations

We reported loss from operations of $4.1 million and $3.8 million for the three months ended June 30, 2015 and 2014, respectively. We reported loss from operations of $8.1 million and $7.0 million for the six months ended June 30, 2015 and 2014, respectively. The increases in operating loss were due primarily to the increases in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately ($600) and ($1,100) for the three months ended June 30, 2015 and 2014, respectively. Total other income (expense) was approximately ($900) and ($2,200) for the six months ended June 30, 2015 and 2014, respectively. The change in other income (expense) is primarily attributable to a decrease in interest expense.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of ($4.1) million for the three months ended June 30, 2015 as compared to a net loss of ($3.8) million for the three months ended June 30, 2014 and a net loss of ($8.1) million for the six months ended June 30, 2015 as compared to a net loss of ($7.0) million for the six months ended June 30, 2014.

Liquidity and Capital Resources

At June 30, 2015, our cash and cash equivalents totaled $12.9 million. Our cash and cash equivalents decreased during the six months ended June 30, 2015 by $2.2 million from our cash and cash equivalents balance at December 31, 2014 of $15.1 million. The decrease in cash and cash equivalents was primarily the result of cash used in operations of $6.6 million that was comprised largely of exploration expenditures, primarily at the Relief Canyon mine focused on increasing and upgrading our current estimate of mineralized material, and general and administrative expenses, including consultant fees, compensation costs, legal fees and public company expenses, and cash used in investing activities of $6.1 million principally for the purchase of mineral rights and property. These expenditures were largely offset by cash provided by financing activities of approximately $10.5 million attributable to a private placement completed in April 2015.

We plan the following expenditures for the remainder of fiscal year 2015:

•	$3.6 million on exploration drilling to expand the current Relief Canyon deposit and other exploration targets;

•	$2.3 million on general and administrative expenses (including employee salaries, public company expenses, consultants and land holding costs);

•	$0.2 million on additional work at the Relief Canyon Mine including updated resource and mineralized material estimates, further metallurgy tests and completion of a thorough economic study;

•	$0.2 million on additional permitting and bonding, including an environmental assessment to expand the open-pit mines at the Relief Canyon Mine property above the water table.

The actual amount we spend for year 2015 may vary significantly from the amounts specified above and will depend upon several factors, including the results of our exploration, the results of the economic study of the Relief Canyon Mine, work related to the potential start of mining operations at the Relief Canyon Mine property, the timing of obtaining the necessary permitting approvals and whether we are able to raise additional external financing. We expect to require additional financing to fund operations by mid-2016.

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, amounts and timing of closure obligations, the assumptions used to calculate fair value of restricted stock units, options and warrants granted, stock-based compensation, beneficial conversion on convertible notes payable and preferred stock, capitalized mineral rights, asset valuations, timing of the performance criteria of restricted stock units and the fair value of common stock issued.

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

With respect to the quarterly period ended June 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

Not applicable.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On June 8, 2015 and June 9, 2015, the Company granted 55,556 and 11,112 restricted stock units, respectively, to certain of the Company’s non-employee directors pursuant to the Company’s 2013 Equity Incentive Plan. The restricted stock units vest over a three year period. For each vested restricted stock unit, the holder will be entitled to receive one unrestricted share of the Company's Common Stock upon the holder's termination of service on the Company's board of directors or upon a change in control. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”) by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

None.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

10.1	Form of the 2013 Equity Incentive Plan Restricted Stock Grant Agreement
10.2	Form of 2013 Equity Incentive Plan Restricted Stock Unit Grant Agreement
10.3	Offer Letter between the Company and Debra Struhsacker dated September 19, 2013
10.4	Severance Compensation Agreement, dated September 19, 2013, between the Company and Debra Struhsacker
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

*	Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pershing Gold Corporation

Date: August 13, 2015	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2015	By:	/s/ Eric Alexander
Eric Alexander
Vice President Finance and Controller (Principal Financial Officer)

