Form 10-Q
period 2015-09-30
Pershing Gold Corp.
filed 2015-11-13
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2015, there were 21,723,049 shares of common stock, par value $0.0001, outstanding.

PERSHING GOLD CORPORATION

ITEM 1 Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,339,361	$15,147,837
Restricted cash	2,250,000	2,250,000
Prepaid expenses and other current assets	359,032	798,633

Total Current Assets	10,948,393	18,196,470

NON - CURRENT ASSETS:
Property and equipment, net	5,621,160	6,398,221
Mineral rights	22,786,912	16,786,912
Reclamation bond deposit	25,000	25,000

Total Non - Current Assets	28,433,072	23,210,133

Total Assets	$39,381,465	$41,406,603

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$840,965	$714,291
Note payable - current portion	23,596	24,423
Deferred rent	16,923	-

Total Current Liabilities	881,484	738,714

LONG-TERM LIABILITIES:
Note payable - long term portion	-	17,319
Asset retirement obligation	792,836	798,605

Total Liabilities	1,674,320	1,554,638

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($0.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of September 30, 2015 and December 31, 2014)	-	-
Convertible Series B Preferred stock ($0.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding as of September 30, 2015 and December 31, 2014)	-	-
Convertible Series C Preferred stock ($0.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding as of September 30, 2015 and December 31, 2014)	-	-
Convertible Series D Preferred stock ($0.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of September 30, 2015 and December 31, 2014)	-	-
Convertible Series E Preferred stock ($0.0001 Par Value; 15,151 Shares Authorized; 9,375 and 9,425 shares issued and outstanding as of September 30, 2015 and December 31, 2014)	1	1
Common stock ($0.0001 Par Value; 200,000,000 Shares Authorized; 21,723,049 and 19,745,223 shares issued and outstanding as of September 30, 2015 and December 31, 2014)	2,173	1,975
Additional paid-in capital	169,942,097	158,018,742
Accumulated deficit	(132,237,126)	(118,168,753)

Total Stockholders' Equity	37,707,145	39,851,965

Total Liabilities and Stockholders' Equity	$39,381,465	$41,406,603

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes	1,129,967	826,203	3,197,770	3,171,286
Exploration cost	3,389,808	2,019,373	6,249,742	3,900,798
Consulting fees	290,412	215,807	953,180	868,858
General and administrative expenses	1,129,254	913,581	3,666,382	2,984,952

Total operating expenses	5,939,441	3,974,964	14,067,074	10,925,894

Loss from operations	(5,939,441)	(3,974,964)	(14,067,074)	(10,925,894)

Other income (expenses):
Interest expense and other finance costs, net of interest income	(441)	(957)	(1,299)	(3,188)

Total other income (expenses) - net	(441)	(957)	(1,299)	(3,188)

Loss before provision for income taxes	(5,939,882)	(3,975,921)	(14,068,373)	(10,929,082)

Provision for income taxes	-	-	-	-

Net loss	$(5,939,882)	$(3,975,921)	$(14,068,373)	$(10,929,082)

Net loss per common share, basic and diluted	$(0.27)	$(0.23)	$(0.67)	$(0.68)

Weighted average common shares outstanding - basic and diluted	21,709,882	17,401,507	20,977,050	16,136,518

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(14,068,373)	$(10,929,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	847,327	733,920
Accretion	34,611	-
Stock-based compensation	1,461,711	2,000,663

Changes in operating assets and liabilities:
Other receivables	-	10,112
Prepaid expenses and other current assets	439,601	234,792
Accounts payable and accrued expenses	126,674	34,608
Deferred rent	16,923	-

NET CASH USED IN OPERATING ACTIVITIES	(11,141,526)	(7,914,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(6,000,000)	-
Asset retirement obligation settled	(18,737)	-
Purchase of property and equipment	(91,909)	(105,173)

NET CASH USED IN INVESTING ACTIVITIES	(6,110,646)	(105,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	10,461,842	10,919,639
Purchase of treasury stock	-	(181,421)
Payments on notes payable	(18,146)	(16,847)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,443,696	10,721,371

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,808,476)	2,701,211

CASH AND CASH EQUIVALENTS- beginning of period	15,147,837	7,743,107

CASH AND CASH EQUIVALENTS- end of period	$8,339,361	$10,444,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,886	$3,188
Income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company as of September 30, 2015. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2015, and the results of operations and cash flows for the nine months ended September 30, 2015 have been included. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2014, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 5, 2015. The consolidated balance sheet as of December 31, 2014, contained herein, was derived from those financial statements.

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

SEPTEMBER 30, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2015, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Restricted cash

Restricted cash consists of cash and investments which are held as collateral under a surface management surety bond issued on the Company’s behalf.

Fair value of financial instruments

The Company adopted Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market values based on the short-term maturity of these instruments. The carrying amount of the note payable at September 30, 2015 approximates its respective fair value based on the Company’s incremental borrowing rate.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $359,032 and $798,633 at September 30, 2015 and December 31, 2014, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting and business advisory services, insurance premiums, drilling services, mining claim fees and mineral lease fees which are being amortized over the terms of their respective agreements.

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

SEPTEMBER 30, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment of its long-lived assets at September 30, 2015 and December 31, 2014, respectively.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent accounting pronouncements

In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern” (“ASU No. 2014-15”). The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

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

In April 2015, FASB issued ASU 2015-03, “Interest – Imputation of Interest” (Subtopic 835-30) which focuses on simplifying the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The ASU will be effective for periods beginning after December 15, 2015 for public companies. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

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

SEPTEMBER 30, 2015

NOTE 3 — MINERAL PROPERTIES (continued)

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

The primary term of the private lands lease referenced above is ten years ending in January 2023, and that may be extended as long as mineral development work continues on the property. Production from the lease is subject to a 2% net smelter return royalty on all metals produced other than gold, and to a royalty on gold indexed to the gold price, ranging from 2% at gold prices of less than $500 per ounce to 3.5% at gold prices over $1,500 per ounce. Prior to one year after commercial production, the Company can repurchase up to 3% of the royalty on gold production at the rate of $600,000 for each 1%.

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

Newmont Leased Property

As part of the Asset Purchase Agreement transactions, Newmont and the Company entered into an amendment of the 2006 Minerals Lease and Sublease (the “Third Amendment”), pursuant to which the Company agreed to a $2.6 million work commitment on the properties remaining subject to the 2006 Minerals Lease and Sublease to be expended by the seventh anniversary of the effective date of the Third Amendment. As of mid-June 2015, the most recent cost reporting date, the Company can credit approximately $2.4 million in exploration expenditures already incurred against the $2.6 million work commitment.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 3 — MINERAL PROPERTIES (continued)

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

General

The Company has posted a statewide surface management surety bond with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in an amount of approximately $5.6 million, which is approximately $108,000 in excess of the coverage requirement as of September 30, 2015, to reclaim land disturbed in its exploration and mining operations. The surface management surety bond is provided through a third-party insurance underwriter. When the bond was issued in November 2013, the Company was required to place $2,250,000, or 45% of the original $5.0 million bond, in a collateral account. No further collateral has been required for subsequent increases in the bond amount. The funds deposited in the collateral account are classified as restricted cash on the Company’s balance sheet.

As of September 30, 2015, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	September 30, 2015 (Unaudited)	December 31, 2014
Relief Canyon Mine — Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine — Newmont Properties	13,709,441	7,709,441
Pershing Pass Property	576,400	576,400

	$22,786,912	$16,786,912

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	September 30, 2015 (Unaudited)	December 31, 2014
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	402,835	402,835
Land	—	358,886	266,977
Building and improvements	5 - 25 years	815,036	817,187
Site costs	10 years	1,403,762	1,407,465
Crushing system	20 years	2,489,298	2,495,865
Process plant and equipment	10 years	3,495,742	3,504,964
Vehicles and mining equipment	5 - 10 years	699,025	699,025
		9,721,579	9,651,313
Less: accumulated depreciation		(4,100,419)	(3,253,092)

		$5,621,160	$6,398,221

For the nine months ended September 30, 2015 and 2014, depreciation expense amounted to $847,327 and $733,920, respectively.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 5 — NOTES PAYABLE

In August 2012, the Company issued a note payable in the amount of $92,145 in connection with the acquisition of mining equipment. The note payable bears interest at approximately 7% per annum and is secured by a lien on the mining equipment. The note is payable in 48 equal monthly payments of $2,226.

Notes payable — short and long term portion consisted of the following:

	September 30, 2015 (Unaudited)	December 31, 2014
Total notes payable	$23,596	$41,742
Less: current portion	(23,596)	(24,423)
Long term portion	$-	$17,319

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

In conjunction with the permit approval permitting the Company to resume mining in the existing open pits at the Relief Canyon Mine during the third quarter of 2014, the Company has recorded an asset retirement obligation based upon the reclamation plan submitted in connection with the permit.

The following table summarizes activity in the Company’s ARO:

For the Nine Months Ended September 30, 2015
Balance, beginning of period	$798,605
Accretion expense	34,611
Reclamation expenditures	(18,737)
Additions and changes in estimates	(21,643)
Balance, end of period	$792,836

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

Series A Convertible Preferred Stock

As of September 30, 2015, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value, were authorized with none outstanding.

Series B Convertible Preferred Stock

As of September 30, 2015, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value, were authorized with none outstanding.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Series C Convertible Preferred Stock

As of September 30, 2015, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value, were authorized with none outstanding.

9% Series D Cumulative Preferred Stock

As of September 30, 2015, 7,500,000 shares of Series D Preferred Stock, $0.0001 par value, were authorized with none outstanding.

Series E Convertible Preferred Stock

As of September 30, 2015, 15,151 shares of Series E Preferred Stock, $0.0001 par value, were authorized with 9,375 Series E Preferred shares outstanding.

As a result of the Reverse Stock Split, the conversion price of the Company’s Series E Preferred Stock was proportionately adjusted to $5.04. Accordingly, each share of Series E Preferred Stock is now convertible into approximately 196.429 shares of the Company’s Common Stock.

During September 2015, a certain holder of the Company’s Series E Preferred Stock converted 50 shares into 9,822 shares of Common Stock of the Company in accordance with the Series E Preferred Stock certificate of designation.

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

Restricted Stock Units

On June 8, 2015 and June 9, 2015, the Company granted an aggregate of 66,668 restricted stock units to certain of the Company’s non-employee members of the board of directors. The fair market value on the date of grant was approximately $406,000. The restricted stock units vest over a three year period. For each vested restricted stock unit, the holder will be entitled to receive one unrestricted share of the Company's Common Stock subject to acceleration upon the holder's termination of service on the Company's board of directors or upon a change in control. On September 4, 2015, as a result of the death of one of the non-employee members of the board of directors, 5,556 restricted stock units vested in full, and accordingly stock-based compensation was recognized as of September 30, 2015 reflecting the full vesting of the restricted stock units. As a result of the vesting, the Company issued 5,556 shares of common stock in September 2015.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

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

During the nine months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense in connection with restricted stock and restricted stock unit awards of $1,437,402 and $2,022,747, respectively.   At September 30, 2015, there was a total of $5,056,791 of unrecognized compensation expense in connection with restricted stock and restricted stock unit awards.

A summary of the status of the restricted stock units as of September 30, 2015, and of changes in restricted stock units outstanding during the nine months ended September 30, 2015, is as follows:

	Nine Months Ended September 30, 2015
	Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2015	19,158	$5.20
Granted	766,668	5.87
Vested and converted	(5,556)	5.94
Forfeited	-	-
Outstanding at September 30, 2015	780,270	$5.77

Common Stock Options

A summary of the Company’s outstanding stock options as of September 30, 2015 and changes during the period then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2014	1,811,121	$7.20	7.18
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at September 30, 2015	1,811,121	7.20	6.43

Options exercisable at end of period	1,811,121	$7.20
Options expected to vest	—
Weighted average fair value of options granted during the period		$—

At September 30, 2015 there was $0 intrinsic value for the stock options outstanding in the above table.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of September 30, 2015 and changes during the period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2014	2,114,188	$7.74	1.83
Granted	913,566	7.62	1.62
Cancelled	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at September 30, 2015	3,027,754	$7.65	1.24

Warrants exercisable at September 30, 2015	3,027,754	$7.65	1.24

Weighted average fair value of warrants granted during the period		$7.60

On January 28, 2015, the Company issued four-year warrants to purchase 8,334 shares of Common Stock to a consultant. The warrants vested on March 1, 2015 and are exercisable at $5.40 per share. The 8,334 warrants were valued on the grant date at approximately $2.88 per warrant or a total of approximately $24,300 using a Black-Scholes option pricing model with the following assumptions: stock price of $5.40 per share (based on the quoted trading price on the date of grant), volatility of 72%, expected term of 4 years, and a risk free interest rate of 1.25%. The Company recognized stock-based consulting expense of approximately $24,300 during the nine months ended September 30, 2015.

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

Treasury Stock

The Company accounts for treasury stock under the cost method. Between February 2014 and March 2014, the Company reacquired 27,362 shares of its Common Stock from certain employees of the Company. The reacquisition by the Company of its Common Stock is the result of certain employees electing to surrender shares in order to satisfy their minimum applicable withholding obligation due to the vesting of restricted stock awards. The Company recorded a charge $181,421 in connection with the 2014 stock surrenders. In July 2014, 22,222 unvested restricted stock awards were returned to treasury stock as a result of an employee termination. The value of the treasury stock was reflected separately as a deduction from stockholders’ equity. In December 2014, all treasury stock was cancelled and as a result at September 30, 2015, there was no stock held in treasury.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

	For the Nine Months ended September 30, 2015	For the Nine Months ended September 30, 2014
Numerator:
Net loss	$(14,068,373)	$(10,929,082)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	20,977,050	16,136,518

Net loss per common share, basic and diluted	$(0.67)	$(0.68)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. In periods where the Company has a net loss, all dilutive securities are excluded.

	September 30, 2015	September 30, 2014
Common stock equivalents:
Stock options	1,811,121	1,811,121
Stock warrants	3,027,754	2,114,141
Restricted stock units	780,270	-
Convertible preferred stock	1,841,528	1,570,833

Total	7,460,673	5,496,095

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its corporate facility, and certain office equipment, in Lakewood, Colorado under operating leases with expiration dates through 2018. Rent expense was $44,817 and $35,694 for the nine months ended September 30, 2015 and 2014, respectively.

Future minimum rental payments required under operating leases are as follows:

2015	$20,087
2016	81,345
2017	83,343
2018	45,455
$230,230

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 9 — COMMITMENTS AND CONTINGENCIES (continued)

In April 2015, the Company executed a new operating lease agreement for its corporate facility in Lakewood, Colorado. The new lease is for a period of 39 months commencing in May 2015 and expiring in July 2018. The Company recognized deferred rent of $16,923 in connection with this lease agreement as of September 30, 2015.

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

Forward-Looking Statements

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward-looking statements include, without limitation, statements relating to our business goals, planned exploration and metallurgical work, business strategy, planned engineering studies, planned permitting activities, plans to complete an updated estimate of mineralized material, plans to complete an economic study of the Relief Canyon Mine, our efforts to obtain external financing and our liquidity and capital resources outlook.  Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Our actual results may differ materially from those contemplated by the forward-looking statements, which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Important factors that could cause actual results to differ materially from those anticipated in forward-looking statements include, without limitation, results of future exploration, engineering studies and planned economic studies on our Relief Canyon properties; increases in estimates or costs of exploration and other activities; our ability to raise necessary capital to conduct our exploration and other activities and do so on acceptable terms or at all; results from exploration and changes in interpretations of geological, metallurgical or other technical information; problems or delays in permitting or other government approvals; and the matters described in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

During the three months ended September 30, 2015, we focused primarily on the continuation of our 2015 drilling program expanding the Relief Canyon Mine deposit; continuing permitting, engineering and other work related to the potential commencement of mining at the Relief Canyon Mine; and the up-listing of our Common Stock to the NASDAQ Global Market. An overview of certain significant events during the three month period follows:

•	During the period, we continued drilling under our 2015 core-drilling program at our Relief Canyon mine, focused on adding gold ounces to the deposit and mineralized material estimate. We have drilled approximately 125 holes over three targets for approximately 66,500 feet under this program through September 30, 2015. The results of this drilling have identified the extension of high-grade gold mineralization outside of the current mineralized material estimate.

•	In August 2015, progress continued with our Plan of Operations Modification for the Relief Canyon Mine Expansion with the BLM initiating a requisite 30-day public scoping period to seek public comments on our proposed Plan of Operations Modification.

•	In early July 2015, we completed an updated estimate of mineralized material at the Relief Canyon Mine totaling 37,335,000 tons of mineralized material at an average grade of 0.020 ounces per ton gold. The Company’s in-house technical staff calculated the estimate in compliance with SEC guidance.

•	On July 6, 2015, we completed our up-listing to NASDAQ, and our Common Stock began trading on NASDAQ under the symbol PGLC.

Results of Operations

Three and Nine months ended September 30, 2015 and 2014

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the nine months ended September 30, 2015 and 2014.

Operating Expenses

Total operating expenses for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, were approximately $5.9 million and $4.0 million, respectively. The $1.9 million increase in operating expenses for the three months ended September 30, 2015 is comprised largely of a $1.4 million increase in exploration expenses on our Relief Canyon properties to approximately $3.4 million from $2.0 million in the prior period, an increase of $0.3 million in compensation expense to approximately $1.1 million from $0.8 million in the prior period as a result of hiring additional staff and an increase of $0.2 million in general and administrative expenses to approximately $1.1 million from $0.9 million in the prior period, primarily for public company expenses and legal costs related to the Company’s NASDAQ listing.

Total operating expenses for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, were $14.1 million and $10.9 million, respectively. The $3.2 million increase in operating expenses for the nine months ended September 30, 2015 is comprised largely of a $2.4 million increase in exploration expenses on our Relief Canyon properties to approximately $6.3 million from $3.9 million in the prior period due to the completion of our late 2014/early 2015 drilling program and the commencement of our 2015 core-drilling campaign which started in May 2015, and an increase of $0.7 million in general and administrative expenses to approximately $3.7 million from $3.0 million in the prior period, primarily for public company expenses and legal costs related to the Company’s NASDAQ filing.

Loss from Operations

We reported loss from operations of $5.9 million and $4.0 million for the three months ended September 30, 2015 and 2014, respectively. We reported loss from operations of $14.1 million and $10.9 million for the nine months ended September 30, 2015 and 2014, respectively. The increases in operating loss were due primarily to the increases in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately ($400) and ($1,000) for the three months ended September 30, 2015 and 2014, respectively. Total other income (expense) was approximately ($1,300) and ($3,200) for the nine months ended September 30, 2015 and 2014, respectively. The change in other income (expense) is primarily attributable to a decrease in interest expense.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of ($5.9) million for the three months ended September 30, 2015 as compared to a net loss of ($4.0) million for the three months ended September 30, 2014 and a net loss of ($14.1) million for the nine months ended September 30, 2015 as compared to a net loss of ($10.9) million for the nine months ended September 30, 2014.

Liquidity and Capital Resources

At September 30, 2015, our cash and cash equivalents totaled $8.3 million. Our cash and cash equivalents decreased during the nine months ended September 30, 2015 by $6.8 million from our cash and cash equivalents balance at December 31, 2014 of $15.1 million. The decrease in cash and cash equivalents was primarily the result of cash used in operations of $11.1 million that was comprised largely of exploration expenditures, primarily at the Relief Canyon mine focused on increasing and upgrading our current estimate of mineralized material, and general and administrative expenses, including consultant fees, compensation costs, legal fees and public company expenses, and cash used in investing activities of $6.1 million principally for the purchase of mineral rights and property. These expenditures were partly offset by cash provided by financing activities of approximately $10.4 million attributable to a private placement completed in April 2015.

We plan the following expenditures for the remainder of fiscal year 2015:

•	$0.7 million on exploration drilling to expand the current Relief Canyon deposit and other exploration targets;

•	$1.6 million on general and administrative expenses (including employee salaries, public company expenses, consultants, land holding costs and annual insurance premium renewals);

•	$0.2 million on additional work at the Relief Canyon Mine including updated mineralized material estimates, further metallurgy tests and completion of a thorough economic study;

•	$0.2 million on additional permitting and bonding, including an environmental assessment to expand the open-pit mines at the Relief Canyon Mine property above the water table.

The actual amount we spend for year 2015 may vary significantly from the amounts specified above and will depend upon several factors, including the results of our exploration, the results of the economic study of the Relief Canyon Mine, work related to the potential start of mining operations at the Relief Canyon Mine property, and the timing of obtaining the necessary permitting approvals and whether we are able to raise additional external financing. We expect to require additional financing to fund operations by the fourth quarter of 2016.

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

In April 2015, FASB issued ASU 2015-03, “Interest – Imputation of Interest” (Subtopic 835-30) which focuses on simplifying the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The ASU will be effective for periods beginning after December 15, 2015 for public companies. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

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

With respect to the quarterly period ended September 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

Not applicable.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On June 28, 2015, the Company granted 700,000 restricted stock units to an executive of the Company pursuant to the Company’s 2013 Equity Incentive Plan. Of that total, 300,000 restricted stock units vest upon the executive’s continuous employment through December 31, 2018, subject to acceleration in certain circumstances, and 400,000 restricted stock units vest upon the attainment of certain performance-based milestones, subject to acceleration in certain circumstances. For each fully vested restricted stock unit, the executive will be entitled to receive one share of Common Stock. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”) by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On September 4, 2015, the death of one of the non-employee members of the board of directors triggered the vesting of 5,556 restricted stock units held by that director. As a result of the vesting, the Company issued 5,556 shares of Common Stock on September 18, 2015. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On September 24, 2015, a certain holder of the Company’s Series E Preferred Stock converted 50 shares into 9,822 shares of Common Stock of the Company in accordance with the Series E Preferred Stock certificate of designation. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

Pershing Gold Corporation

Date: November 13, 2015	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Eric Alexander
Eric Alexander
Vice President Finance and Controller (Principal Financial Officer)

