Form 10-K
period 2015-12-31
Pershing Gold Corp.
filed 2016-03-22
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 000-54710

PERSHING GOLD CORPORATION

(Exact Name of Registrant as Specified in its Charter)

NEVADA	26-0657736
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1658 Cole Boulevard
Building 6 - Suite 210
Lakewood, Colorado	80401
(Address of principal executive offices)	(Zip Code)

(720) 974-7254

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	Nasdaq Stock Market LLC (Nasdaq Global Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 was approximately $66.3 million, based on the closing price of the registrant’s common stock of $5.73 per share on the Nasdaq Global Market on June 30, 2015.

The number of shares of common stock outstanding on March 18, 2016 was 24,242,331.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registration’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2016 Annual Meeting of Stockholders or amendment to this Form 10-K are incorporated by reference in Part III of this annual report on Form 10-K.

References to “the Company,” “our,” “we,” or “us” mean Pershing Gold Corporation and, unless otherwise specified, its subsidiaries. Many of the terms used in our industry are technical in nature. We have included a glossary of some of these terms below.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this annual report on Form 10-K may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include statements relating to our plans to complete a third-party economic study of the Relief Canyon Mine, conduct geophysical surveys and determine the scope of our drilling program in 2016, our mineralized material estimate and plans to update the mineralized material estimate, plans to commence our 2016 drilling program, further development efforts required to advance the Relief Canyon Mine to production, further permitting and mine planning for the Relief Canyon Mine, expectations and the timing and budget for exploration and future development of our Relief Canyon properties, our planned expenditures for 2016, our estimates of the cost of future permitting changes and additional bonding requirements, future exploration plans, the estimated preliminary internal economics for the Relief Canyon Mine, our expected cash needs, our ability to fund our business with our current cash reserves based on our currently planned activities and statements concerning our financial condition, business and operating strategies, and operating and legal risks.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

•	Risks relating to the 2016 exploration efforts to expand the Relief Canyon deposit, determining the feasibility and economic viability of commencing mining, our ability to fund future exploration costs or purchase additional equipment, and our ability to obtain or amend the necessary permits, consents, or authorizations needed to advance expansion of the deposit or recommissioning of the gold processing facility;

•	Risks related to the Relief Canyon properties other than the Relief Canyon Mine, including our ability to advance gold exploration, discover any deposits of gold of other minerals which can be mined at a profit, maintain our unpatented mining claims and millsites, commence mining, obtain and maintain any necessary permits, consents, or authorizations needed to continue exploration, and raise the necessary capital to finance exploration and potential expansion;

•	Our ability to acquire additional mineral targets;

•	Our ability to obtain additional external funding;

•	Our ability to achieve any meaningful revenue;

•	Our ability to engage or retain geologists, engineers, consultants and other key management and mining personnel necessary to successfully operate and grow our business;

•	The volatility of the market price of our Common Stock or our intention not to pay any cash dividends in the foreseeable future;

•	Changes in any federal, state or local laws and regulations or possible challenges by third parties or contests by the federal government that increase costs of operation or limit our ability to explore on certain portions of our property;

•	Continuing decreases in the market price for gold and economic and political events affecting the market prices for gold and other minerals which may be found on our exploration properties; and

•	The factors set forth under “ Risk Factors ” in Item 1A of this annual report on Form 10-K.

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

Corporate Structure

We were incorporated in Nevada on August 2, 2007 under the name Excel Global, Inc., and we changed our name to Pershing Gold Corporation on February 27, 2012. We operate our business directly and also through our wholly-owned subsidiary, Gold Acquisition Corp., a Nevada corporation. Gold Acquisition Corp. owns and is conducting exploration on the Relief Canyon Mine property in northwestern Nevada. Pershing Gold Corporation owns directly and is conducting exploration on the Relief Canyon expansion properties adjacent to the Relief Canyon Mine property. We also have a subsidiary that holds a royalty interest.

Business Strategy

Our business strategy is to acquire and advance precious metals exploration properties. We seek properties with known mineralization that are in an advanced stage of exploration and have previously undergone some drilling but are under-explored, which we believe we can advance quickly to increase value.  We are currently focused on exploration of the Relief Canyon properties and, if economically feasible, commencing mining at the Relief Canyon Mine. We also are reviewing strategic opportunities, focused primarily in Nevada.

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

We significantly expanded our Relief Canyon property position in 2012 with the acquisition of approximately 23,000 additional acres of unpatented mining claims and leased and subleased lands around the Relief Canyon Mine and south of the Mine.  We refer to our current expanded property position as the “Relief Canyon mine properties.” In early 2015, we acquired 74 mining claims near the mine and on which the processing facilities are located that we had previously leased from Newmont USA Ltd. (“Newmont”), and entered into a new mining lease directly with the owner of approximately 1,600 acres that we had previously subleased from Newmont. See “Relief Canyon Properties – Property History – Title and Ownership Rights” and “–Newmont Leased Property”. Most of the property on which the mine and processing facilities are located is subject to a 2% net smelter return royalty payable to Battle Mountain Gold (now Royal Gold) or Newmont.

Since acquisition of the Relief Canyon Mine property, our exploration efforts have been focused primarily on expanding the known Relief Canyon Mine deposit. Our 2011-2013 exploration drilling programs expanded the deposit. We began a drilling program in 2014 which we completed in early 2015. In this program, we drilled a total of 134 holes, for approximately 74,000 feet, for the purpose of extending and upgrading the current deposit. The 2014 drill results included some gold intercepts at significantly higher grades than the average historic grade of the Relief Canyon deposit of approximately one gram per ton. We conducted a 2015 drilling program from May 2015 through December 2015, which demonstrated that the high-grade zone in the North Target Area has continued south under the North Pit and that the higher-grade L Zone of the Relief Canyon deposit is open to the west, south and southwest. Since we acquired Relief Canyon, we have drilled a total of 465 drill holes comprising approximately 259,000 feet at the Relief Canyon Mine property. During the first-half of 2016 we plan to conduct geophysical surveys over the mine and the covered areas south and southeast of the pits. Drilling for 2016 will be determined based upon the results of these geophysical surveys and available funding.

In July 2015, we reported the following update of our estimate of mineralized material at the Relief Canyon deposit, calculated at a gold price assumption of $1,200 per ounce and a cut-off grade of 0.005 ounces of gold per ton.

Tons	Average gold grade (ounces per ton)
37,335,000	0.020

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

We completed the 2015 drilling program in December 2015 and plan to incorporate the results of the 2015 drilling program into a further updated mineralized material estimate. We plan to conduct a thorough economic study on Relief Canyon which should provide estimates of potential production rates, cash costs, all-in-sustaining costs, mine life and other key factors. We expect to consider a plan to commence mining and processing based on this economic study.

If we were to decide to pursue the commencement of production at Relief Canyon, additional external financing would be required. Although the Relief Canyon Mine currently has an available leach pad and processing facility and we have senior mine and processing personnel in place, we would be required to obtain mining equipment (which could be through purchase, lease, contract mining or a combination of these), hire employees for the mine and the processing plant, purchase materials and supplies, commence mining, leaching and processing activities, and continue these activities as well as the corporate activities currently conducted for a number of months until sufficient positive cash flow is produced by gold sales to fund all of these ongoing activities. The economic study will include estimates of the amounts of additional external financing required and the time period required prior to achieving sufficient positive cash flow, at assumed gold prices and operating parameters, to fund these expenditures and our operations on an ongoing basis.

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

During 2016, we plan to focus primarily on completing an updated mineralized material estimate, an economic study on the proposed mine, commencing a 2016 drilling program, advancing permit applications related primarily to potential mine expansions and continuing work to develop an economically feasible mining and processing plan. We estimate that costs for these activities for 2016, not including general and administrative costs, will total approximately $1.1 million.

Listing on a National Exchange

On July 6, 2015, our common stock began trading on the Nasdaq Global Market. Previously, our stock traded on the OTCQB.

Relief Canyon Properties

The Relief Canyon mine properties are currently our primary focus. Our Relief Canyon property rights currently total approximately 25,000 acres and are comprised of approximately 948 owned unpatented mining claims, 120 owned millsite claims, 172 leased unpatented mining claims, and 2,235 acres of leased and 2,770 acres of subleased private lands.

Location, Access and Facilities

The Relief Canyon properties are located about 100 miles northeast of Reno, Nevada. The nearest town is Lovelock, Nevada, approximately 15 miles west-southwest of the Relief Canyon Mine property, which can be reached from both Reno and Lovelock on U.S. Interstate 80. The Relief Canyon Mine property is reached from Lovelock by travelling approximately seven miles northeast on I-80 to the Coal Canyon Exit (Exit No. 112), then about 10 miles southeast on Coal Canyon Road (State Route 857, a paved road maintained by Pershing County) to Packard Flat, and then north on a gravel road for two miles. All of the Relief Canyon properties can be accessed by unpaved roads from the Relief Canyon Mine property.

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

The Company plans to add mercury pollution control equipment to the process plant to allow for onsite stripping of the gold-bearing carbon, which would require additional environmental permits and additional capital. If the Company elects not to add the mercury pollution control equipment, or if there are permitting problems or delays, the Company could ship gold-laden carbon from the carbon columns to a third-party refinery for further processing.

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

The map below shows the location of the Relief Canyon properties:

T28N R33E
T28N R34E
RELIEF CANYON MINE
Relief Canyon Mine
18
17
16
Relief Canyon Processing Facilities
19
20
21
T27N R33E
T27N R34E
T27N R35E
PERSHING PASS PROPERTY
T26N R5E
T26N R33E
T26N R34E
Legend
Newmont Area of Interest
Leased Fee Land
Subleased Fee Land
Owned Claims
Leased Claims
N
0 0.5 1 2 Miles

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

Property History

Gold was first discovered on the property by the Duval Corp. in 1979. Subsequent exploration was performed by various companies including Lacana Mining, Santa Fe Gold Corp., and Pegasus Gold Inc., and gold was produced from the property during the late 1980s and early 1990s. Firstgold Corp. acquired the property in 1995, explored periodically from 1995 until 2009, and produced a small amount of gold in 2009. Firstgold Corp. filed for bankruptcy protection in January 2010, and in August 2011, pursuant to an order of the bankruptcy court, the Company (through our wholly owned subsidiary, Gold Acquisition Corp.) purchased 100% of the Relief Canyon Mine property and related assets.

Title and Ownership Rights.

Our Relief Canyon property rights currently total approximately 25,000 acres and are comprised of approximately 948 owned unpatented mining claims, 120 owned millsite claims, 172 leased unpatented mining claims, and 2,235 acres of leased and 2,770 acres of subleased private lands. In January 2015, we acquired certain mining claims from Newmont USA Ltd, entered into a new mining lease on private, or fee, lands previously subleased from Newmont, and amended the 2006 Minerals Lease and Sublease with Newmont with respect to certain other portions of the Relief Canyon properties. These transactions, which did not increase the size of the Relief Canyon property position, are described below.

In order to maintain ownership of the unpatented mining claims and millsites at the Relief Canyon properties, we are required to make annual claim maintenance payments of $155 per mining claim or millsite to the U.S. Bureau of Land Management (“BLM”), and to record in the county records an affidavit of payment of claim maintenance fees and notice of intent to hold and pay county recording fees of $10.50 per claim or millsite. Our total property maintenance costs for all of the unpatented mining claims and millsites for the Relief Canyon properties in 2015 was approximately $224,000, and we expect our costs to be approximately $234,000 in 2016. The BLM is required by statute to adjust the claim maintenance fees for inflation every five years, or more frequently if the Secretary of Interior determines an adjustment to be reasonable. Those fees were most recently adjusted in 2014.

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

The claims that we acquired from Newmont and the fee land subject to our new lease are located near and include portions of the pit and the land on which the processing facilities are located.  These areas are shown in the map above as owned claims and leased fee. These properties also include lands to the south and west of the current mine pits that the Company believes are prospective for potential expansion of the Relief Canyon deposit, and lands that could in the future be used for new or expanded mine support facilities, including potential waste rock storage. As a result of these transactions, the claims we purchased from Newmont and the private lands we leased from New Nevada Resources and New Nevada Lands are no longer subject to Newmont’s joint venture rights discussed below.

Newmont Leased Property. The Newmont Leased property, which we hold pursuant to a 2006 Mineral Lease and Sublease with Newmont consists of 137 unpatented lode mining claims owned by Newmont, comprising approximately 2,435 acres, and approximately 2,770 acres of privately-owned fee minerals leased by Newmont.

Also as part of the January 2015 transactions with Newmont, Newmont and the Company entered into an amendment (the “Third Amendment”) of the 2006 Minerals Lease and Sublease. The amendment removed from the 2006 Minerals Lease and Sublease the claims we purchased from Newmont and the private lands we leased directly from New Nevada Resources and New Nevada Lands. Pursuant to the Third Amendment the Company agreed to a $2.6 million work commitment on the properties remaining subject to the 2006 Minerals Lease and Sublease to be expended by January 2022. As of mid-December 2015, the Company had incurred and can credit approximately $2.6 million in exploration expenditures against the $2.6 million work commitment. Because we have satisfied the work commitment through 2022, we are not required to make annual rental payments for those years. Starting in 2023, if we elect not to or fail to incur at least $0.5 million in exploration expenditures per year, the annual rental payment to Newmont would be approximately $0.1 million. We are also required to reimburse Newmont for advance royalty payments made by Newmont to the lessor each year under Newmont’s underlying lease with New Nevada Resources. The reimbursement amount was approximately $2,500 for each of 2013 through 2015.

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

Newmont Joint Venture Rights. Under the 2006 Minerals Lease and Sublease, if we decide to commence mine construction activities in anticipation of mining on any portion of the properties covered thereby, we are required to notify Newmont and provide Newmont with a copy of a positive feasibility study covering the property on which we intend to commence production, as well as additional information. Newmont has the right at any time until we deliver a positive feasibility study on the Newmont Leased property that is subject to the Newmont area of interest, as shown on the map above, and for a period of 90 days thereafter either (i) to elect to enter into a joint venture agreement with us covering all of the Newmont Leased properties and governing the development of the Newmont Leased properties going forward, which we refer to as the “Venture Option”, in which case Newmont is required to reimburse us for 250% of the expenditures incurred since March 29, 2006, and with respect to which Newmont would have a 51% participating interest and we would have a 49% participating interest, or (ii) if Newmont does not elect the Venture Option, to convey the Newmont Leased properties to us, reserving the 3% to 5% sliding scale net smelter returns royalty tied to gold price, and to receive a $1.5 million production bonus on the commencement of commercial production. The 5% net smelter royalty would apply if the monthly average gold price is equal to or greater than $400 per ounce. In addition, we would also be required pay a 2.5% net smelter returns royalty to the underlying lessor, New Nevada Resources, LLC on approximately 2,770 acres of the Newmont Leased properties.

Royalties. The map below shows the royalties payable on the properties on which the current Relief Canyon pits and processing facilities are located and the surrounding properties the Company now owns or leases directly from New Nevada Resources, LLC and New Nevada Lands, LLC, as the result of the transactions with Newmont described above.

T 27 N R 34 E
OWNED CLAIMS AND MILLSITES
18
Relief Canyon Mine
Processing Facilities
PRIVATE LANDS
17
MINING LEASE
16
OWNED CLAIMS
Relief Canyon Mine
Resource Area
PRIVATE LANDS
19
MINING LEASE
20
OWNED CLAIMS
MINING LEASE
PRIVATE LANDS
21
PRIVATE LANDS
2% NSR NEWMONT
5% NEWMONT JV OR NSR NEWMONT
2% NSR NEWMONT - 2.5% NSR NEW NEVADA RESOURCES
2% NSR ROYAL CRESCENT VALLEY INC

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

We have an approved Plan of Operations from the BLM and a Reclamation Permit from the Nevada Division of Environmental Protection/Bureau of Mining Regulation and Reclamation (“NDEP”) that authorizes exploration drilling at the Relief Canyon Mine property. These permits also authorize commencement of mining within the existing open pits and in a previously disturbed area around the north end of the pit, and use of the heap leach mineral processing facilities.

Our current reclamation bond with BLM and the NDEP totals approximately $5.6 million, which is currently approximately $108,000 in excess of the current requirement to cover reclamation of land disturbed in our exploration and mining operations. Our surface management surety bond is provided through a third-party insurance underwriter, collateralized by approximately 45% of the original $5 million bond amount, or about $2.5 million.

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

We have received the final permits required to commence mining at Relief Canyon within the existing open-pit mine and in a small area adjacent to the North Pit. In March 2015, we submitted requests to the BLM and the NDEP to amend the Plan of Operations and the Reclamation Permit to allow us to expand the mine above the water table, which we anticipate will be approved in the second quarter of 2016. We anticipate that the existing permits can be amended to authorize mining above the water table; however, securing the necessary permits may take longer or cost more than anticipated. The BLM is in the process of preparing an Environmental Assessment to evaluate and approve a mine expansion above the water table. We estimate the annual cost of holding these permits to total approximately $35,000 and the 2016 cost to amend these permits to authorize future mining above the water table to total approximately $145,000, which may increase as our mining plans are finalized.

The Relief Canyon heap leach processing facility is fully permitted, however we plan to amend the permits to add a gold recovery circuit and refinery. Additionally, we will be required to provide BLM and NDEP with a larger reclamation bond prior to expanding the mine. Additional permitting would be required in the future to mine below the water table. BLM may require an Environmental Impact Statement to evaluate the impacts associated with mining below the water table.

As discussed above, we have an authorized Plan of Operations from the BLM and a Reclamation Permit from the NDEP, which authorized mining in the existing pit area, mineral processing, and our 2014 and 2015 drilling program at Relief Canyon. We may need to secure a new or modified NDEP Reclamation Permit in order to conduct exploration activities on some of the private lands leased and subleased from Newmont. We plan to apply for additional required permits to conduct our exploration programs as necessary. These permits would be obtained from either the BLM or the NDEP. Obtaining such permits will require the posting of additional bonds for subsequent reclamation of disturbances caused by exploration. Delays in the granting of permits or permit amendments are not uncommon, and any delays in the granting of permits may adversely affect our exploration activities.

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

Other Exploration

We conducted generative exploration on the Relief Canyon expansion properties in 2012 and 2013. We did not focus on exploration in the Relief Canyon expansion properties in 2014 and 2015 as we intend to continue to focus our expenditures on the Relief Canyon Mine. Because the Relief Canyon expansion properties are at an early stage of exploration, it would take at least several years to perform sufficient exploration drilling to determine whether these properties contain mineable reserves that could be put into production in the future. Although we are not currently planning to resume exploration efforts with respect to the Relief Canyon expansion properties, we may in the future increase our exploration efforts depending on results and available funding.

We intend to continue to acquire additional mineral targets in Nevada and elsewhere in locations where we believe we have the potential to quickly expand and advance known mineralization and the potential to discover new deposits. If, through our exploration program, we discover an area that may be able to be profitably mined for gold, we would focus on determining whether that is feasible, including further delineation of the location, size and economic feasibility of a potential orebody. We will require external funding to pursue our exploration programs. There is no assurance we will be able to raise capital on acceptable terms or at all.

Employees

We currently have 19 full-time employees and one part-time employee. We believe that our relations with our employees are good. In the future, if our activities grow, we may hire personnel on an as-needed basis. For the foreseeable future, we plan to engage geologists, engineers and other consultants as necessary.

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

Market for Gold

In the event that gold is produced from our property, we believe that wholesale purchasers for the gold would be readily available. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. Among the largest are Handy & Harman, Engelhard Industries and Asahi Refining. Historically, these markets are liquid and volatile.  In 2015 and through March 18, 2016, the London Fix AM high and low gold fixes were $1,298 and $1,050.60 per troy ounce, respectively, which represents an approximate 6% decline and 8% decline in gold prices as compared to the high and low gold price in 2014, respectively. Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including but not limited to:

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

Gold ore is typically mined and leached to produce pregnant solutions, which are processed through a series of steps to recover gold and produce doré. Gold doré is then sold to refiners and smelters for the value of the minerals that it contains, less the cost of further refining and smelting. Refiners and smelters then sell the gold on the open market through brokers who work for wholesalers including the major wholesalers listed above.

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

The properties on which we have the right to explore for gold and other minerals do not contain mineral reserves and we do not know if any deposits of gold or other minerals can be mined at a profit. Whether a gold or other mineral deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the gold or other minerals which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. We are also obligated to pay production royalties on certain of our mineral production, including a net smelter royalty of 2% or 2.5% on production from most of our Relief Canyon Mine property, which would increase our costs of production and make our ability to operate profitably more difficult. We are also obligated to pay a net smelter royalty of up to 5% on production from some of our claims and lands.

We are an exploration stage company and have only recently commenced exploration activities on our claims. We reported a net loss for the year ended December 31, 2015, and expect to incur operating losses for the foreseeable future.

Our evaluation of our Relief Canyon Mine property is primarily based on historical production data and on new exploration data that we have developed since 2011, supplemented by historical exploration data. Our plans for recommencing mining and processing activities at the Relief Canyon Mine property are in their early stages and preliminary, as are our exploration programs on the Relief Canyon expansion properties. Accordingly, we are not yet in a position to estimate expected amounts of minerals, yields or values or evaluate the likelihood that our business will be successful. We have not earned any revenues from mining operations. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties and commencement of mining activities that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, costs and expenses that may exceed current estimates and the requirement for external funding to continue our business. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We reported a net loss of approximately $19.1 million for the year ended December 31, 2015. We expect to incur significant losses into the foreseeable future. Our monthly burn rate for all costs during 2015 was approximately $1.86 million, including $635,000 for general and administrative costs (including all employee salaries, public company expenses, consultants, and land holdings costs), $720,000 for exploration activities, and $510,000 for purchases of mineral rights, property and equipment. We expect, based on our current preliminary budget, our monthly burn rate for all costs in 2016 to be approximately $580,000 (including approximately $490,000 for general and administrative costs and $90,000 for exploration, permitting, and plant recommissioning), which may increase as our plans develop. Based on our current cash position, we expect to require additional external financing to fund operations and exploration by early to mid-2017. If, following the completion of the thorough economic study we decide to pursue a plan to commence mining and processing at Relief Canyon, additional external financing would be required. If we are unable to raise external funding, and eventually generate significant revenues from our claims and properties, we will not be able to earn profits or continue operations. We have no production history upon which to base any assumption as to the likelihood that we will prove successful, and it is uncertain that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Exploring for gold and other minerals is inherently speculative, involves substantial expenditures, and is frequently non-productive.

Mineral exploration (currently our only business), and gold exploration in particular, is a business that by its nature is very speculative. We may not be able to establish mineral reserves on our properties or be able to mine any gold or any other minerals on a profitable basis. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological conditions, fires, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

The mining industry is capital intensive and we may be unable to raise necessary funding.

We spent approximately $22.4 million on our business and exploration during the year ended December 31, 2015 (of which $6.0 million was related to the transaction with Newmont USA Limited (“Newmont”). Our estimated total cost for 2016 for exploration, permitting, landholding, facilities recommissioning and for general and administrative costs is approximately $7.0 million. If, following the completion of a thorough economic study, we decide to pursue the commencement of production at Relief Canyon, additional external financing would be required. In addition, even if we do not decide to pursue the commencement of production at Relief Canyon, we will be required to raise additional funds in order to finance our operations. We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds would prevent us from achieving our business objectives and would have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our Common Stock. Such securities may also be issued at a discount to the market price of our Common Stock, resulting in possible further dilution to the book value per share of Common Stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

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

 We have a short operating history, have a history of losses and may never achieve any meaningful revenue.

We acquired all of our property interests since August 2011. Our operating history consists of our exploration activities. We have no income-producing activities from mining or exploration, and have a history of losses stemming from the acquisition of the rights to explore on our property and conducting our exploration activities. Exploring for gold and other minerals or resources is an inherently speculative activity and there is no assurance we will be able to develop an economically feasible operating plan for the Relief Canyon Mine. There is a strong possibility that we will not find any other commercially exploitable gold or other deposits on our property. Because we are an exploration company, we may never achieve any meaningful revenue.

We must make annual lease payments, advance royalty and royalty payments and claim maintenance payments or we will lose our rights to our property.

We are required under the terms of the leases covering some of our property interests to make annual lease payments and advance royalty and royalty payments each year. We are also required to make annual claim maintenance payments to the BLM and pay a fee to Pershing County in order to maintain our rights to explore and, if warranted, to develop our unpatented mining claims. If we fail to meet these obligations, we will lose the right to explore for gold and other minerals on our property. Our total annual property maintenance costs payable to the BLM and Pershing County for all of the unpatented mining claims and millsites in the Relief Canyon area in 2015 were approximately $224,000, and we expect our annual maintenance costs to be approximately $234,000 in 2016. Our lease payments, advance royalty and royalty payments and claim maintenance payments are described above under “Business and Properties”.

Our business is subject to extensive environmental regulations that may make exploring, mining or related activities prohibitively expensive, and which may change at any time.

All of our operations are subject to extensive environmental regulations that can substantially delay exploration and make exploration expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties, including our plan to process gold at our processing facility. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration or other activities, and adversely affect our financial position. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine our properties and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities) and such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration and, if warranted, development activities may be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws. We have been required to post a substantial bond under various laws relating to mining and the environment and may in the future be required to post a larger bond to pursue additional activities. For example, we must provide BLM and the NDEP additional financial assurance (reclamation bonds) to guarantee reclamation of any new surface disturbance required for drill roads, drill sites, or mine expansion. In March 2015, we increased the amount of our reclamation bond with BLM and the NDEP to approximately $5.6 million, which is currently approximately $108,000 in excess of the current coverage requirement, to reclaim land disturbed in our exploration and mining operations. Approximately $5.5 million of our reclamation bond covers both exploration and mining at the Relief Canyon Mine property, including the three open-pit mines and associated waste rock disposal areas, the mineral processing facilities, ancillary facilities, and the exploration roads and drill pads, and approximately $12,500 covers exploration on the Relief Canyon expansion properties. The remaining $108,000 of financial assurance can be used to satisfy, or partially satisfy, future bonding requirements for exploration or mining. Our preliminary estimate of the likely amount of additional financial assurance for future exploration is approximately $100,000, although we expect periodic increases due to effects of inflation. Our preliminary estimate of the likely amount of additional financial assurance to recommence mining operations is $600,000, which may increase as our mining plans are finalized and reviewed by the applicable agencies.

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

In addition, we plan to seek amendments to our permits for our Relief Canyon gold processing facility to add a gold recovery (stripping) system to the facility. If we conclude that the Relief Canyon deposit can be profitably mined, we would seek amendments to the BLM Plan of Operations and the NDEP reclamation permit to increase the size of the Relief Canyon open pit-mines and waste rock storage areas. If the minable material exceeds 21 million tons, the current capacity of the leach pad, we would also need to seek an amendment of the processing facility to expand the capacity of the leach pad and ponds to accommodate additional material. If there are delays in obtaining the permit to add the gold recovery system, we would sell gold-loaded carbon to another facility that would recover/strip the gold. We estimate the annual cost of holding these permits will be approximately $35,000, and the cost to amend these permits to authorize potential future mining including mining beneath the water table will total about $1.2 million, which is based on preliminary estimates and may increase as our mining plans are finalized. As with all permitting processes, there is substantial uncertainty about when and if the permits will be issued. There is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted or could be challenged by third parties, which could result in protracted litigation that could cause substantial delays, or may be granted in an unacceptable timeframe or cost too much. Additionally, proposed mineral exploration and mining projects can become controversial and be opposed by nearby landowners and communities, which can substantially delay and interfere with the permitting process. Delays in or inability to obtain necessary permits would result in unanticipated costs, which may result in serious adverse effects upon our business.

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

We have in the past relied on cash infusions primarily from Frost Gamma Investments Trust (“Frost Gamma”) and one of the Company’s directors, Barry Honig. During the year ended December 31, 2012, Frost Gamma provided approximately $4.6 million in consideration for the issuance of certain of our securities. In the year ended December 31, 2013, Mr. Honig provided approximately $5.6 million to us in consideration for the issuance of shares of the Company’s Series E Preferred Stock. Additionally, Mr. Honig and Frost Gamma provided approximately $1.9 million and $150,000, respectively, to us in consideration for the issuance of shares of Common Stock and warrants to purchase shares of Common Stock in July 2014 private placements. Mr. Honig invested $150,000 in a private placement of our Common Stock in October 2014, $2.5 million in an April 2015 private placement, and $1.25 million in a February 2016 private placement. Curtailment of cash investments by Frost Gamma or Barry Honig could detrimentally impact our cash availability and our ability to fund our operations.

Our principal stockholders, officers and directors own a substantial interest in our voting securities, and investors may have limited voice in our management.

Our principal stockholders, Frost Gamma, Barry Honig and Levon Resources Ltd. (“Levon Resources”), as well as our officers and directors, own, in the aggregate, in excess of approximately 48.5% of our voting securities, including shares of Common Stock issuable upon the conversion of our Series E preferred stock. As of March 18, 2016, Frost Gamma owned 3,037,369, or approximately 11.2%, of our voting securities, Levon Resources owned 1,954,366, or approximately 7.2%, of our voting securities, and Mr. Honig, who is a director, owned 6,911,394, or approximately 25.5%, of our voting securities. As of that date, our officers and directors, including Mr. Honig, own 8,123,974, or approximately 30.0%, of our voting securities. Additionally, the holdings of our officers and directors may increase in the future upon exercise of options, warrants or convertible securities they may hold or be granted in the future or if they otherwise acquire additional shares of our Common Stock, including through grants under our employee benefit plans.

As a result of their ownership and positions, our principal stockholder, directors and executive officers collectively may be able to influence all matters requiring stockholder approval, including the following matters:

•	election of our directors;
•	amendment of our articles of incorporation or bylaws; and
•	effecting or preventing a merger, sale of assets or other corporate transaction

In addition, their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We are subject to the information and reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, as well as the listing rules of the Nasdaq stock market.

The costs of preparing and filing annual and quarterly reports and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately held. These costs for the years ended December 31, 2014 and December 31, 2015 were approximately $900,000 and $950,000 respectively. We estimate that these costs will be approximately $950,000 for the year ending 2016.

It may be time consuming, difficult and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock and our ability to file registration statements pursuant to registration rights agreements and other commitments.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Although as of December 31, 2015, management has concluded that our internal control over financial reporting is effective, there can be no assurance that our internal control over financial reporting will remain effective.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, our compliance costs increased in 2015 and we expect these rules and regulations to further increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

There is currently a limited trading market for our Common Stock and we cannot ensure that one will ever develop or be sustained.

Although the Company’s Common Stock is currently quoted on the Nasdaq Global Market, there is limited trading activity. The Company can give no assurance that an active market will develop, or if developed, that it will be sustained. If an investor acquires shares of the Company’s Common Stock, the investor may not be able to liquidate the Company’s shares should there be a need or desire to do so. Only a small percentage of our Common Stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of Common Stock either now or in the future. The market liquidity of our Common Stock is limited and may be dependent on the market perception of our business, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our Company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of Common Stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our Common Stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of Common Stock as collateral for any loans.

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

Conversions of our Series E Preferred Stock presently owned by our principal shareholders and others and exercise of options and warrants would have a dilutive effect on our Common Stock. As of March 18, 2016, we have reserved (i) 2,825,007 shares of our Common Stock that are issuable upon conversion of our Series E Preferred Stock at a conversion rate of one share of Series E Preferred Stock for approximately 304.615 shares of Common Stock (following an adjustment in the conversion ratio effective February 25, 2016), (ii) 1,811,121 shares of our Common Stock that are issuable upon exercise of options to purchase our Common Stock, (iii) 4,132,598 shares of our Common Stock that are issuable upon exercise of warrants to purchase our Common Stock, and (iv) 842,770 shares of our Common Stock that are issuable pursuant to restricted stock units upon vesting and/or upon termination of service or in connection with a change of control. Further, any additional financing that we secure is likely to require the sale of additional common stock and the granting of rights, preferences or privileges senior to those of our Common Stock and will result in additional dilution of the existing ownership interests of our Common Stockholders.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 3:  LEGAL PROCEEDINGS

None.

ITEM 4:  MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this annual report.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock commenced trading on August 20, 2009 and was quoted on the OTC Bulletin Board under the symbol EXCX.OB from June 23, 2009 through May 31, 2011. Prior to August 20, 2009, there was no active market for our Common Stock. Our Common Stock traded under the symbol SAGE.OB from June 1, 2011 until March 26, 2012. On March 26, 2012, our symbol was changed to PGLC.OB. On June 18, 2015 our stock underwent a 1-for-18 reverse stock split. On July 6, 2015, our stock began trading on the Nasdaq Global Market under the symbol PGLC. The following table sets forth the high and low sales prices for the 3rd and 4th quarters of 2015 as reported on Nasdaq and the high and low bid prices for all other periods indicated as reported on OTC. Prices for 2014 and through June 18, 2015 have been converted to post-reverse split prices for clarity. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Year Ended December 31, 2014	High	Low
1st Quarter Ended March 31, 2014	$7.56	$6.30
2nd Quarter Ended June 30, 2014	$7.20	$6.30
3rd Quarter Ended September 30, 2014	$6.66	$5.40
4th Quarter Ended December 31, 2014	$5.94	$4.86

Year Ended December 31, 2015	High	Low
1st Quarter Ended March 31, 2015	$7.20	$5.52
2nd Quarter Ended June 30, 2015	$7.02	$5.65
3rd Quarter Ended September 30, 2015	$5.81	$3.70
4th Quarter Ended December 31, 2015	$4.46	$3.42

The last reported sales price of our Common Stock on the Nasdaq Global Market on March 18, 2016, was $3.78 per share.

As of March 18, 2016, there were 674 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

On December 9, 2015, the Company issued 12,500 restricted stock units to director Edward Karr. For each restricted stock unit, Mr. Karr will be entitled to receive one share of common stock upon the Reporting Person's termination of service on the Issuer's board of directors or in connection with a change of control.

On December 23, 2015, the Company issued 50,000 restricted stock units to certain employees and officers, 18,000 of which were not reported, and were not required to be reported, under the Exchange Act. For each fully vested restricted stock unit, the recipient will be entitled to receive one share of common stock upon termination of employment or in connection with a change of control or under certain other circumstances.

The issuances above were deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering. All other Company sales of unregistered securities in 2015 have been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Overview

During the year ended December 31, 2015, we focused primarily on the completion of our 2015 drilling program expanding the Relief Canyon Mine deposit; continued permitting, engineering and other work related to the potential commencement of mining at the Relief Canyon Mine; the up-listing of our Common Stock to the Nasdaq Global Market; and financing activities. An overview of certain significant events follows:

•	During the year, we completed drilling under our 2015 core-drilling program at our Relief Canyon mine, focused on adding gold ounces to the deposit and mineralized material estimate. We drilled approximately 160 holes over three targets for approximately 105,000 feet under this program. The results of this drilling have identified the extension of high-grade gold mineralization outside of the current mineralized material estimate.

•	During the year, we continued to advance our Plan of Operations Modification for the Relief Canyon Mine Expansion with the BLM.

•	In November 2015, we released preliminary internal economics for the Relief Canyon Mine estimating initial capital expenditures of approximately $11 million, cash costs in the range of $695-$745 per ounce of gold produced and all in sustaining costs of approximately $725-$775 per ounce of gold produced.

•	In early July 2015, we completed an updated estimate of mineralized material at the Relief Canyon Mine totaling 37,335,000 tons of mineralized material at an average grade of 0.020 ounces per ton gold. The Company’s in-house technical staff calculated the estimate in compliance with SEC guidance.

•	On July 6, 2015, we completed our up-listing to Nasdaq, and our Common Stock began trading on Nasdaq under the symbol PGLC.

•	In April 2015, we raised approximately $11.5 million in gross proceeds, or approximately $10.5 million net of commissions and legal fees, through a private placement. The private placement involved the issuance to certain accredited investors of 1,962,501 units for $5.85 per unit, with each unit comprised of one share of Common Stock and a 24 month warrant to acquire 0.4 of a share of Common Stock at an exercise price of $7.92, resulting in the issuance of a total of 1,962,501 shares of our Common Stock and warrants to acquire 785,045 shares of our Common Stock.

•	In January 2015, we entered into a transaction with Newmont pursuant to which we acquired certain properties and rights to properties that we had previously leased and subleased from Newmont, and improved the arrangements under which we continue to lease and sublease properties from Newmont. These properties and rights are included in the approximately 25,000 acres of Relief Canyon mine properties that the Company has held since April 2012. We paid Newmont $6.0 million in connection with this transaction. For more information, see Items 1 and 2: Business and Properties — Relief Canyon Properties.

•	In January 2015, we completed a drilling program commenced in 2014 that consisted of 134 holes for a total of approximately 74,000 feet focused on extending and upgrading the current deposit.

•	In February 2016 we completed two private placements and raised approximately $8.1 million in gross proceeds, or $7.4 million in net proceeds after commissions, expenses and legal fees, through the issuance of a total of 2,488,529 shares of our Common Stock and warrants to purchase 1,322,019 shares of our Common Stock at an exercise price of $5.06 per share.

Results of Operations

Years Ended December 31, 2015 and December 31, 2014

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the years ended December 31, 2015 and 2014.

Operating Expenses

Total operating expenses for the year ended December 31, 2015 as compared to the year ended December 31, 2014, were $19.1 million and $16.5 million, respectively. The $2.6 million increase in operating expenses for the year ended December 31, 2015 is comprised largely of a $2.7 million increase in exploration expenses on our Relief Canyon mine properties to approximately $8.6 million from $5.9 million in the prior period due to our 2015 core-drilling program, an increase of $0.3 million in general and administrative expenses to approximately $4.6 million from $4.3 million in the prior period, primarily for public company expenses and legal costs related to the Company’s Nasdaq filing offset by a $0.4 million decrease in compensation expense related primarily to lower stock-based compensation expense and fewer shares awarded.

Loss from Operations

We reported loss from operations of $19.1 million and $16.5 million for the year ended December 31, 2015 and 2014, respectively. The increases in operating loss were due primarily to the increases in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately ($2,600) and ($4,000) for the year ended December 31, 2015 and 2014, respectively. The change in other income (expense) is primarily attributable to a decrease in interest expense.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of ($19.1) million for the year ended December 31, 2015 as compared to a net loss of ($16.5) million for the year ended December 31, 2014.

Liquidity and Capital Resources

At December 31, 2015, our cash and cash equivalents totaled $3.2 million. Our cash and cash equivalents decreased during the year ended December 31, 2015 by $11.9 million from our cash and cash equivalents balance at December 31, 2014 of $15.1 million. The decrease in cash and cash equivalents was primarily the result of cash used in operations of $16.2 million that was comprised largely of exploration expenditures, primarily at the Relief Canyon mine focused on increasing and upgrading our current estimate of mineralized material, and general and administrative expenses, including consultant fees, compensation costs, legal fees and public company expenses, and cash used in investing activities of $6.1 million principally for the purchase of mineral rights and property. These expenditures were partly offset by cash provided by financing activities of approximately $10.4 million attributable to a private placement completed in April 2015.

We plan the following expenditures for fiscal year 2016:

•	$5.9 million on general and administrative expenses (including employee salaries, public company expenses, consultants, land holding costs and annual insurance premium renewals);

•	$0.6 million on additional permitting and bonding, including an environmental assessment to expand the open-pit mines at the Relief Canyon mine property above the water table and the continuation of studies for expansion below the water table.

•	$0.5 million on additional work at the Relief Canyon Mine including updated mineralized material estimates, further metallurgy tests, completion of a preliminary economic assessment and geographic surveys.

The actual amount we spend for year 2016 may vary significantly from the amounts specified above and will depend upon several factors, including the results of our 2015 core-drilling program, the results of a preliminary economic assessment of the Relief Canyon Mine, work related to the potential start of mining operations at the Relief Canyon Mine property, the timing of obtaining the necessary permitting approvals and whether we are able to raise additional external financing. We expect to require additional financing to fund operations in early to mid-2017.

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

In November 2014, FASB issued ASU 2014-17, “Business Combinations: Pushdown Accounting”. This ASU amended the Business Combination Accounting Standards Codification to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. Our adoption of FASB ASU No. 2013-17 effective November 14, 2014 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, “Income Taxes”, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We do not expect the impact of ASU 2015-17 to be material on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, cash flows or disclosures.

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, the valuation of deferred tax assets and liabilities including valuation allowance, amounts and timing of closure obligations, the assumptions used to calculate fair value of restricted stock units, options and warrants granted, stock-based compensation, beneficial conversion on convertible notes payable and preferred stock, capitalized mineral rights, asset valuations, timing of the performance criteria of restricted stock units and the fair value of common stock issued.

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

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Pershing Gold Corporation has evaluated, under the supervision and with the participation of our Chief Executive Officer and Vice President of Finance, the effectiveness of our disclosure controls and procedures as of December 31, 2015.

Based on that evaluation, the Chief Executive Officer and Vice President of Finance have concluded that, as of December 31, 2015, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Vice President of Finance, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Vice President of Finance, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective based upon these criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three-months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2016 Annual Meeting of Stockholders or amendment to this Form 10-K, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 11:  EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2016 Annual Meeting of Stockholders or amendment to this Form 10-K, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2016 Annual Meeting of Stockholders or amendment to this Form 10-K, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2016 Annual Meeting of Stockholders or amendment to this Form 10-K, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2016 Annual Meeting of Stockholders or amendment to this Form 10-K, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this annual report on Form 10-K or incorporated by reference:

(1)	Our consolidated financial statements are listed on the “Index to Consolidated Financial Statements” on Page F-1 to this report.

(2)	Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)	The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit No.	Description
2.1	Share Exchange Agreement dated as of September 29, 2010, by and among The Empire Sports & Entertainment Holdings Co., The Empire Sports & Entertainment, Co. and the shareholders of The Empire Sports & Entertainment Co. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010)
3.1	Amended and Restated Articles of Incorporation, as amended by certificates of amendment dated May 16, 2011, February 27, 2012, December 11, 2014 and June 17, 2015*
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010)
3.3	Certificate of Designation for Series E (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2013)
3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Pershing Gold Corporation, as filed with the Nevada Secretary of State on June 17, 2015 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2015)
4.1	Form of Warrant (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012)
4.2	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2012)

Exhibit No.	Description
4.3	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2013)
4.4	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2014)
4.5	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2014)
4.6	Form of Investor Warrant (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2015)
4.7	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2015)
4.8	Form of Investor Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)
4.9	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)
10.1	The Empire Sports & Entertainment Holdings Co. 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010) +
10.2	Form of 2010 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010) +
10.3	Form of 2010 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010) +
10.4	Employment Agreement with Stephen Alfers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012) +
10.5	Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012)
10.6	2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012) +
10.7	Consulting Agreement with Barry Honig (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2012)
10.8	Revised Offer Letter, dated November 21, 2012, between the Company and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012)
10.9	Severance Compensation Agreement, dated November 21, 2012, between the Company and Eric Alexander (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012)
10.10	Form of the 2012 Equity Incentive Plan Restricted Stock Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2013) +
10.11	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2013) +
10.12	Pershing Gold Corporation 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2013)
10.13	Form of 2012 Equity Incentive Plan Amended and Restated Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013)
10.14	Form of 2012 Equity Incentive Plan Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013) +
10.15	Form of 2012 Equity Incentive Plan Amended and Restated Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013) +
10.16	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013)
10.17	Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2013)
10.18	Form of Subscription Agreement, dated July 2, 2014 and July 18, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2014)

Exhibit No.	Description
10.19	Form of Unit Purchase Agreement, dated July 2, 2014 and July 18, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2014)
10.20	Registration Rights Agreement, dated July 2, 2014 and July 18, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2014)
10.21	Form of Subscription Agreement, dated July 30, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2014)
10.22	Form of Unit Purchase Agreement, dated July 30, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2014)
10.23	Registration Rights Agreement, dated July 30, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2014)
10.24	Offer Letter between the Company and Timothy Janke dated August 27, 2014 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2014) +
10.25	Subscription Agreement, dated October 15, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2014)
10.26	Share Purchase Agreement, dated October 15, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2014)
10.27	Registration Rights Agreement, dated October 15, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2014)
10.28	Asset Purchase Agreement dated effective January 13, 2015 among Newmont USA Limited, Pershing Gold Corporation and Gold Acquisition Corporation (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2015)
10.29	Mining Lease dated January 15, 2015, between New Nevada Resources, LLC and New Nevada Lands, LLC, as lessor, and Gold Acquisition Corp., as lessee (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2015)
10.30	Consulting Agreement, dated February 1, 2015, between the Company and Alex Morrison (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2015) +
10.31	Third Amendment to Restricted Stock Agreement, dated February 5, 2015, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015) +
10.32	Third Amendment to Amended and Restated Restricted Stock Agreement, dated February 5, 2015, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015) +
10.33	Third Amendment to Executive Employment Agreement, dated February 5, 2015, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015) +
10.34	First Amendment to Restricted Stock Grant Agreement, dated February 6, 2015, between Pershing Gold Corporation and Alexander Morrison (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015) +
10.35	First Amendment to Restricted Stock Grant Agreement, dated February 6, 2015, between Pershing Gold Corporation and Debra Struhsacker (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015) +
10.36	First Amendment to Restricted Stock Grant Agreement, dated February 6, 2015, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015) +

Exhibit No.	Description
10.37	First Amendment to Restricted Stock Grant Agreement, dated February 6, 2015, between Pershing Gold Corporation and Timothy Janke (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015) +
10.38	Form of Subscription Agreement among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2015)
10.39	Form of Registration Rights Agreement among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2015)
10.40	Placement Agency Agreement, dated March 19, 2015, between the Company and Noble Financial Capital Markets (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2015)
10.41	Amended and Restated Executive Employment Agreement, dated June 28, 2015, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 2015) +
10.42	Restricted Stock Unit Grant Agreement, dated June 28, 2015, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 2015) +
10.43	Form of the 2013 Equity Incentive Plan Restricted Stock Grant Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2015) +
10.44	Form of 2013 Equity Incentive Plan Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2015) +
10.45	Offer Letter between the Company and Debra Struhsacker dated September 19, 2013 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2015) +
10.46	Severance Compensation Agreement, dated September 19, 2013, between the Company and Debra Struhsacker (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2015) +
10.47	Amended Severance Compensation Agreement, dated November 19, 2015, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2015) +
10.48	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.49	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.50	Second Amendment to Restricted Stock Grant Agreement, as amended, dated December 10, 2015, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.51	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Timothy Janke (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.52	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Timothy Janke (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.53	Second Amendment to Restricted Stock Grant Agreement, as amended, dated December 10, 2015, between Pershing Gold Corporation and Timothy Janke (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.54	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Debra Struhsacker (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +

Exhibit No.	Description
10.55	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Debra Struhsacker (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.56	Second Amendment to Restricted Stock Grant Agreement, as amended, dated December 10, 2015, between Pershing Gold Corporation and Debra Struhsacker (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.57	Form of Registration Rights Agreement, dated February 4, 2016, among the Company and certain accredited investors*
10.58	Form of Subscription Agreement, dated February 4, 2016, among the Company and certain accredited investors*
10.59	Form of Subscription Agreement, dated February 25, 2016, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)
10.60	Form of Unit Purchase Agreement, dated February 25, 2016, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)
10.61	Form of Registration Rights Agreement, dated February 25, 2016, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2015)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)*
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)**
95.1	Mine Safety Disclosure *
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Schema Document*
101.CAL	XBRL Taxonomy Calculation Document*
101.DEF	XBRL Taxonomy Definition Document*
101.LAB	XBRL Taxonomy Label Document*
101.PRE	XBRL Taxonomy Presentation Document*

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 2016	PERSHING GOLD CORPORATION Registrant

	By:	/s/ Stephen Alfers
Stephen Alfers Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Alfers	Chief Executive Officer and President
Stephen Alfers	(Principal Executive Officer) and Chairman of the Board of Directors	March 21, 2016

/s/ Eric Alexander	Vice President Finance and Controller	March 21, 2016
Eric Alexander	(Principal Financial and Accounting Officer)

/s/ Barry Honig	Director	March 21, 2016
Barry Honig

/s/ Edward Karr	Director	March 21, 2016
Edward Karr

/s/ Alex Morrison	Director	March 21, 2016
Alex Morrison

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pershing Gold Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Pershing Gold Corporation and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pershing Gold Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

/s/ KBL, LLP
New York, New York
March 21, 2016

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,237,384	$15,147,837
Restricted cash	2,250,000	2,250,000
Other receivables	70,145	-
Prepaid expenses and other current assets	899,228	798,633

Total Current Assets	6,456,757	18,196,470

NON - CURRENT ASSETS:
Property and equipment, net	5,321,895	6,398,221
Mineral rights	22,786,912	16,786,912
Reclamation bond deposit	25,000	25,000
Deposit	3,884	-

Total Non - Current Assets	28,137,691	23,210,133

Total Assets	$34,594,448	$41,406,603

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$538,161	$714,291
Note payable - current portion	17,319	24,423
Deferred rent - current portion	5,217	-

Total Current Liabilities	560,697	738,714

LONG-TERM LIABILITIES:
Note payable - long term portion	-	17,319
Deferred rent - long term portion	10,771	-
Asset retirement obligation	783,539	798,605

Total Liabilities	1,355,007	1,554,638

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($0.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of December 31, 2015 and 2014)	-	-
Convertible Series B Preferred stock ($0.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding as of December 31, 2015 and 2014)	-	-
Convertible Series C Preferred stock ($0.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding as of December 31, 2015 and 2014)	-	-
Convertible Series D Preferred stock ($0.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of December 31, 2015 and 2014)	-	-
Convertible Series E Preferred stock ($0.0001 Par Value; 15,151 Shares Authorized; 9,375 and 9,425 shares issued and outstanding as of December 31, 2015 and 2014)	1	1
Common stock ($0.0001 Par Value; 200,000,000 Shares Authorized; 21,723,049 and 19,745,170 shares issued and outstanding as of December 31, 2015 and 2014)	2,173	1,975
Additional paid-in capital	170,529,953	158,018,742
Accumulated deficit	(137,292,686)	(118,168,753)

Total Stockholders' Equity	33,239,441	39,851,965

Total Liabilities and Stockholders' Equity	$34,594,448	$41,406,603

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes	4,555,151	4,957,877
Exploration cost	8,618,648	5,894,920
Consulting fees	1,258,458	1,266,820
General and administrative expenses	4,689,033	4,339,556

Total operating expenses	19,121,290	16,459,173

Loss from operations	(19,121,290)	(16,459,173)

Other income (expenses):
Interest expense and other finance costs, net of interest income of $730 and $27, respectively	(2,643)	(4,037)

Total other income (expenses) - net	(2,643)	(4,037)

Loss before provision for income taxes	(19,123,933)	(16,463,210)

Provision for income taxes	-	-

Net loss	$(19,123,933)	$(16,463,210)

Preferred deemed dividend	-	(1,696,030)

Net loss available to common stockholders	$(19,123,933)	$(18,159,240)

Net loss per common share, basic and diluted	$(0.90)	$(1.07)

Weighted average common shares outstanding - basic and diluted	21,165,083	16,913,621

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock					Total
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		Additional	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Stock	Deficit	Equity

Balance, December 31, 2013	-	$-	-	$-	-	$-	-	$-	11,185	$1	15,329,114	$1,533	$133,227,268	$(44,455)	$(100,009,513)	33,174,834

Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	3,976,030	398	20,817,055	-	-	20,817,453

Issuance of common stock in connection with the conversion of preferred stock	-	-	-	-	-	-	-	-	(1,760)	-	293,333	29	(29)	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	(181,421)	-	(181,421)

Stock-based compensation in connection with options granted to employees and consultants	-	-	-	-	-	-	-	-	-	-	-	-	92,763	-	-	92,763

Stock-based compensation in connection with vested restricted common stock grants	-	-	-	-	-	-	-	-	-	-	-	-	2,431,555	-	-	2,431,555

Issuance of restricted common stock to various officers, directors and employees	-	-	-	-	-	-	-	-	-	-	203,333	20	72,648	-	-	72,668

Reversal of previously recognized compensation for awards that did not vest	-	-	-	-	-	-	-	-	-	-	-	-	(92,677)	-	-	(92,677)

Cancellation of treasury stock	-	-	-	-	-	-	-	-	-	-	(56,640)	(5)	(225,871)	225,876	-	-

Preferred stock deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	1,696,030	-	(1,696,030)	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(16,463,210)	(16,463,210)

Balance, December 31, 2014	-	-	-	-	-	-	-	-	9,425	1	19,745,170	1,975	158,018,742	-	(118,168,753)	39,851,965

Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	1,962,501	196	10,461,646	-	-	10,461,842

Issuance of common stock in connection with the conversion of preferred stock	-	-	-	-	-	-	-	-	(50)	-	9,822	1	(1)	-	-	-

Issuance of common stock for vested restricted stock grants	-	-	-	-	-	-	-	-	-	-	5,556	1	(1)	-	-	-

Stock-based compensation in connection with vested restricted common stock grants	-	-	-	-	-	-	-	-	-	-	-	-	2,025,258	-	-	2,025,258

Stock-based compensation in connection with stock warrant grant	-	-	-	-	-	-	-	-	-	-	-	-	24,309	-	-	24,309

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(19,123,933)	(19,123,933)

Balance, December 31, 2015	-	$-	-	$-	-	$-	-	$-	9,375	$1	21,723,049	$2,173	$170,529,953	$-	$(137,292,686)	$33,239,441

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(19,123,933)	$(16,463,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,125,758	1,020,232
Accretion	46,148	11,200
Stock-based compensation	2,049,567	2,504,309

Changes in operating assets and liabilities:
Other receivables	(70,145)	17,276
Prepaid expenses and other current assets	(104,479)	(212,471)
Accounts payable and accrued expenses	(176,130)	89,538
Deferred rent - current portion	5,217	-
Deferred rent - long term portion	10,771	-
Asset retirement obligation settled	(18,737)	-

NET CASH USED IN OPERATING ACTIVITIES	(16,255,963)	(13,033,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(6,000,000)	-
Purchase of property and equipment	(91,909)	(180,408)

NET CASH USED IN INVESTING ACTIVITIES	(6,091,909)	(180,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	10,461,842	20,817,453
Purchase of treasury stock	-	(181,421)
Payments on notes payable	(24,423)	(17,768)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,437,419	20,618,264

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,910,453)	7,404,730

CASH AND CASH EQUIVALENTS- beginning of year	15,147,837	7,743,107

CASH AND CASH EQUIVALENTS- end of year	$3,237,384	$15,147,837

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,373	$4,064
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Preferred stock deemed dividend	$-	$1,696,030
Increase (Decrease) in property and equipment as a result of recognition of asset retirement obligation	$(42,477)	$787,405
Cancellation of treasury stock	$-	$225,876

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principle of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its majority-owned subsidiaries as of December 31, 2015. In the preparation of the consolidated financial statements of the Company, intercompany transactions and balances have been eliminated.

Use of Estimates and Assumptions

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, the valuation of deferred tax assets and liabilities, including valuation allowance, amounts and timing of closure obligations, the assumptions used to calculate fair value of restricted stock units, options and warrants granted, stock-based compensation, beneficial conversion on convertible notes payable and preferred stock, capitalized mineral rights, asset valuations, timing of the performance criteria of restricted stock units and the fair value of common stock issued.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2015, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market values based on the short-term maturity of these instruments. The carrying amount of the note payable at December 31, 2015 approximates its respective fair value based on the Company’s incremental borrowing rate.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $899,228 and $798,633 at December 31, 2015 and 2014, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting, investor relations and business advisory services, insurance premiums, drilling services, mining claim fees and mineral lease fees which are being amortized over the terms of their respective agreements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment of its long-lived assets at December 31, 2015 and 2014, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Pursuant to ASC Topic 505-50, “Equity Based Payments to Non-employees”, for share-based payments to consultants and other third-parties, compensation expense is determined at the measurement date. The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Related party transaction

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties with which the Company may deal where one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, “Income Taxes”, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect the impact of ASU 2015-17 to be material on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 3 — MINERAL PROPERTIES (continued)

Newmont Leased Property

As part of the Asset Purchase Agreement transactions, Newmont and the Company entered into an amendment of the 2006 Minerals Lease and Sublease (the “Third Amendment”), pursuant to which the Company agreed to a $2.6 million work commitment on the properties remaining subject to the 2006 Minerals Lease and Sublease to be expended by the seventh anniversary of the effective date of the Third Amendment. As of December 2015, the most recent cost reporting date, the Company can credit $2.6 million in exploration expenditures already incurred against the work commitment of $2.6 million.

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

General

The Company has posted a statewide surface management surety bond with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in an amount of approximately $5.6 million, which is approximately $108,000 in excess of the coverage requirement as of December 31, 2015, to reclaim land disturbed in its exploration and mining operations. The surface management surety bond is provided through a third-party insurance underwriter. When the bond was issued in November 2013, the Company was required to place $2,250,000, or 45% of the original $5.0 million bond, in a collateral account. No further collateral has been required for subsequent increases in the bond amount. The funds deposited in the collateral account are classified as restricted cash on the Company’s consolidated balance sheet.

As of December 31, 2015, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	December 31, 2015	December 31, 2014
Relief Canyon Mine — Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine — Newmont Leased Properties	13,709,441	7,709,441
Pershing Pass Property	576,400	576,400

	$22,786,912	$16,786,912

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	December 31, 2015	December 31, 2014
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	402,835	402,835
Land	—	358,886	266,977
Building and improvements	5 - 25 years	812,967	817,187
Site costs	10 years	1,400,197	1,407,465
Crushing system	20 years	2,482,976	2,495,865
Process plant and equipment	10 years	3,486,864	3,504,964
Vehicles and mining equipment	5 - 10 years	699,025	699,025
		9,700,745	9,651,313
Less: accumulated depreciation		(4,378,850)	(3,253,092)

		$5,321,895	$6,398,221

For the years ended December 31, 2015 and 2014, depreciation expense amounted to $1,125,758 and $1,020,232 respectively.

NOTE 5 — NOTES PAYABLE

In August 2012, the Company issued a note payable in the amount of $92,145 in connection with the acquisition of mining equipment. The note payable bears interest at approximately 7% per annum and is secured by a lien on the mining equipment. The note is payable in 48 equal monthly payments of $2,226. Notes payable — short and long term portion consisted of the following:

	December 31, 2015	December 31, 2014
Total notes payable	$17,319	$41,742
Less: current portion	(17,319)	(24,423)
Long term portion	$-	$17,319

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

In conjunction with the permit approval permitting the Company to resume mining in the existing open pits at the Relief Canyon Mine during the third quarter of 2014, the Company has recorded an asset retirement obligation based upon the reclamation plan submitted in connection with the permit.

The following table summarizes activity in the Company’s ARO:

	December 31, 2015	December 31, 2014
Balance, beginning of year	$798,605	$-
Accretion expense	46,148	11,200
Reclamation obligations settled	(18,737)	-
Additions and changes in estimates	(42,477)	787,405
Balance, end of year	$783,539	$798,605

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Series A Convertible Preferred Stock

As of December 31, 2015 and 2014, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series B Convertible Preferred Stock

As of December 31, 2015 and 2014, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series C Convertible Preferred Stock

As of December 31, 2015 and 2014, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value were authorized with none outstanding.

9% Series D Cumulative Preferred Stock

As of December 31, 2015 and 2014, there were 7,500,000 shares of Series D Preferred Stock authorized and none outstanding.

Series E Preferred Stock

As of December 31, 2015 and 2014, there were 15,151 shares of Series E Preferred Stock authorized and 9,375 and 9,425 shares issued and outstanding, respectively.

During February and March 2014 certain holders of the Company’s Series E Preferred Stock converted 1,529 shares into 254,833 shares of common stock of the Company in accordance with the Series E Preferred Stock certificate of designation. The conversion rate applied to these exchanges was 166.667 shares of common stock for each share of Series E Preferred Stock which was equivalent to a conversion price of $5.94 per share of common stock.

During April 2014 a certain holder of the Company’s Series E Preferred Stock converted 50 shares into 8,333 shares of common stock of the Company in accordance with the Series E Preferred Stock certificate of designation. The conversion rate applied to these exchanges was 166.667 shares of common stock for each share of Series E Preferred Stock which was equivalent to a conversion price of $5.94 per share of common stock.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

During July 2014 certain holders of the Company’s Series E Preferred Stock converted 181 shares into 30,167 shares of common stock of the Company in accordance with the Series E Preferred Stock certificate of designation. The conversion rate applied to these exchanges was 166.667 shares of common stock for each share of Series E Preferred Stock which was equivalent to a conversion price of $5.94 per share of common stock.

As a result of the October 2014 private placement, the conversion price for the Series E Preferred Stock was reduced effective October 20, 2014 from $5.94 to $5.04 per share of Series E Preferred Stock. Following this adjustment, each share of Series E Preferred Stock is convertible into the number of shares of Common Stock obtained by dividing the Series E Original Issue Price (as defined in the Certificate of Designation), of is $990.00, by the adjusted conversion price, resulting in each share of Series E Preferred Stock being convertible into approximately 196.429 shares of Common Stock. The adjusted conversion price generated additional value to the convertibility feature of the Series E Preferred Stock. Accordingly, the Company recorded a deemed dividend of approximately $1.7 million for the additional value of the beneficial conversion feature during the year ended December 31, 2014.

As a result of the Reverse Stock Split on June 17, 2015, the conversion price of the Company’s Series E Preferred Stock was proportionately adjusted to $5.04, with each share of Series E Preferred Stock convertible into approximately 196.429 shares of the Company’s Common Stock.

During September 2015, a certain holder of the Company’s Series E Preferred Stock converted 50 shares into 9,822 shares of Common Stock of the Company in accordance with the Series E Preferred Stock certificate of designation.

As a result of the February 4, 2016 private placement (see Note 11), the conversion price for the Series E Preferred Stock was reduced effective February 4, 2016 from $5.04 to $3.40 per share of Series E Preferred Stock. Following this adjustment, each share of Series E Preferred Stock is convertible into the number of shares of common stock obtained by dividing the Series E Original Issue Price, of $990.00, by the adjusted conversion price, resulting in each share of Series E Preferred Stock being convertible into approximately 291.176 shares of common stock. A total of 9,375 shares of Series E Preferred Stock remained outstanding, and as a result of the adjustment, were convertible into approximately 2,729,780 shares of common stock in the aggregate, compared to 1,841,528 shares of Common Stock prior to the adjustment. The adjusted conversion price generated additional value to the convertibility feature of the Series E Preferred Stock. Accordingly, the Company will record a preferred deemed dividend of approximately $3.0 million for the additional value of the beneficial conversion feature in February 2016, the period of the adjustment.

During February 2016 a holder of Series E Preferred Stock converted one Series E share into 292 shares of the Company’s Common Stock (see Note 11).

As a result of the February 25, 2016 private placement (see Note 11), the conversion price for the Series E Preferred Stock was reduced effective February 25, 2016 from $3.40 to $3.25 per share of Series E Preferred Stock. Following this adjustment, each share of Series E Preferred Stock is convertible into the number of shares of Common Stock obtained by dividing the Series E Original Issue Price, of $990.00, by the adjusted conversion price, resulting in each share of Series E Preferred Stock being convertible into approximately 304.615 shares of Common Stock. A total of 9,374 shares of Series E Preferred Stock remain outstanding, and as a result of the adjustment, are convertible into approximately 2,855,469 shares of Common Stock in the aggregate, compared to 2,729,489 shares of Common Stock prior to the adjustment. The adjusted conversion price generated additional value to the convertibility feature of the Series E Preferred Stock. Accordingly, the Company will record an additional preferred deemed dividend of approximately $580,000 for the additional value of the beneficial conversion feature in February 2016, the period of the adjustment.

During March 2016 a holder of Series E Preferred Stock converted 100 Series E share into 30,461 shares of the Company’s Common Stock (see Note 11).

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Common Stock

Private Placements

The Company completed two private placements in the third quarter of 2014. In the first private placement, the Company issued 1,476,603 Units on July 2, 2014 and an additional 136,764 Units on July 14, 2014, with each Unit comprised of one share of Common Stock and a 30 month warrant to purchase 0.4 of a share of Common Stock at an exercise price of $8.10, for a total of 1,613,367 shares of Common Stock and warrants to acquire an additional 645,368 shares of Common Stock, all pursuant to subscription agreements and a unit purchase agreement entered into with accredited investors.  The gross proceeds totaled approximately $9.8 million and net proceeds of approximately $8.9 million after commissions and expenses.

The warrants sold as part of the units are exercisable immediately at an exercise price of $8.10 per share of Common Stock, subject to adjustment in the event of stock dividends, recapitalizations or certain other transactions.  The warrants will expire on January 2, 2017. Certain FINRA broker-dealers acted on behalf of the Company and were paid aggregate cash commissions of approximately $784,000 and reimbursed for expenses of approximately $136,000 and were issued 30 month warrants to purchase an aggregate of 118,078 shares of Common Stock at an exercise price of $6.12.

In the second private placement, the Company issued 378,535 Units on July 30, 2014, with each Unit comprised of one share of Common Stock and a 30 month warrant to purchase 0.4 of a share of Common Stock at an exercise price of $8.10, for a total of 378,535 shares of Common Stock and warrants to acquire an additional 151,419 shares of Common Stock, all pursuant to subscription agreements and a unit purchase agreement entered into with accredited investors.  The gross proceeds totaled approximately $2.3 million and the net proceeds totaled approximately $2.2 million after commissions and expenses.

In connection with this private placement, certain FINRA broker-dealers acted on behalf of the Company and were paid aggregate cash commissions of approximately $100,000 and reimbursed for expenses of approximately $18,000 and were issued 30 month warrants to purchase an aggregate of 19,048 shares of Common Stock at an exercise price of $6.12.

Additionally, the Company paid a total of approximately $174,000 of legal fees in connection with the July 2014 private placements thereby resulting in total net proceeds of $10.9 million to the Company.

On October 20, 2014, the Company issued 1,984,128 shares of Common Stock in a private placement with accredited investors.  The gross proceeds totaled approximately $10.0 million and net proceeds of approximately $9.9 million after commissions and expenses. The Company paid a total of approximately $102,000 of legal fees in connection with the October 2014 private placements.

In April 2015, the Company raised approximately $11.5 million in gross proceeds through a private placement to certain accredited investors of a total of 1,962,501 Units priced at $5.85 per Unit, with each Unit comprised of one share of the Company’s Common Stock and a 24 month warrant to purchase 0.4 of a share of Common Stock at an exercise price of $7.92. Net proceeds totaled approximately $10.5 million after commissions and legal fees. A total of 1,962,501 shares of Common Stock and warrants to acquire 785,045 shares of Common Stock were issued in the private placement, with 30 month warrants to acquire an additional 120,187 shares of Common Stock at an exercise price of $5.85 issued to broker-dealers acting on behalf of the Company in the placement.

On February 4, 2016, the Company issued 367,647 shares of the Company’s Common Stock. The gross proceeds for this issuance totaled approximately $1.25 million. The shares were issued pursuant to subscription agreements entered into on February 4, 2016 between the Company and two accredited investors affiliated with Barry Honig, one of the Company’s directors (see Note 11).

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

On February 25, 2016, the Company issued 2,120,882 Units, with each Unit comprised of one share of Common Stock and a 30 month warrant to purchase 0.5 of a share of Common Stock at an exercise price of $5.06, for a total of 2,120,882 shares of Common Stock and warrants to acquire an additional 1,060,429 shares of Common Stock. The Company received gross proceeds of approximately $6.9 million, and net proceeds of approximately $6.1 million after commissions and legal and other fees and expenses. The Company also issued warrants to acquire an aggregate of 261,590 shares of Common Stock to a certain FINRA broker-dealer who acted on behalf of the Company (see Note 11).

Common stock for services

On January 1, 2014, pursuant to an employment agreement, the Company granted 13,889 shares of restricted common stock to an employee of the Company which were valued at fair market value on the date of grant at approximately $6.30 per share. These restricted shares vest one third at the end of each of the first three years from the date of issuance.

On June 11, 2014, the Company and Mr. Steve Alfers, the Company’s CEO, entered into the Second Amendment to the Restricted Stock Agreement (the “Alfers Amendment”) to amend that certain Restricted Stock Agreement, dated as of May 13, 2013, and amended by the First Amendment to the Restricted Stock Agreement dated December 23, 2013 by and between the Company and Mr. Alfers.  Pursuant to the Alfers Amendment, the vesting of 92,583 restricted shares, of a total of 277,778 restricted shares that were granted on June 18, 2012, was extended from June 18, 2014 to March 14, 2015.  92,583 shares had previously vested in March 2014 and the vesting schedule for the remaining 92,612 shares vesting on June 18, 2015 remains unchanged.

On December 11, 2014, the Company granted an aggregate of 19,157 shares of restricted stock units to the Company’s non-employee members of the board of directors. The fair market value on the date of grant was approximately $99,700 or $5.22 per share. The restricted stock units vested over a one year period and were 100% vested as of December 31, 2015. For each vested restricted stock unit, the holder will be entitled to receive one unrestricted share of the Company's common stock upon the holder's termination of service on the Company's board of directors or upon a change in control.

On December 16, 2014, the Company granted an aggregate of 189,444 shares of restricted common stock to certain employees and consultants of the Company, which were valued at fair market value on the date of grant at approximately $954,800 or $5.04 per share. These restricted shares vest one third at the end of each of the first three years from the date of issuance.

Restricted Stock Units

On June 8, 2015 and June 9, 2015, the Company granted an aggregate of 66,668 restricted stock units to certain of the Company’s non-employee members of the board of directors. The fair market value on the date of grant was approximately $406,000. The restricted stock units vest over a three year period. For each vested restricted stock unit, the holder will be entitled to receive one unrestricted share of the Company's Common Stock upon the holder's termination of service on the Company's board of directors or upon a change in control. On September 4, 2015, as a result of the death of one of the non-employee members of the board of directors, 5,556 restricted stock units vested in full, and accordingly stock-based compensation was recognized as of December 31, 2015 reflecting the full vesting of the restricted stock units. As a result of the vesting, the Company issued 5,556 shares of Common Stock in September 2015.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

On December 9, 2015, the Company granted 12,500 restricted stock units to one of the Company’s non-employee members of the board of directors. The fair market value on the date of grant was approximately $45,750. The restricted stock units vest immediately. For each vested restricted stock unit, the holder will be entitled to receive one unrestricted share of the Company's Common Stock upon the holder's termination of service on the Company's board of directors or upon a change in control.

On December 23, 2015, the Company granted an aggregate of 50,000 restricted stock units to employees of the Company. The fair market value on the date of grant was approximately $175,000. The shares granted to employees vest one third on the date of grant and one third at the end of each of the years ending one and two years after the date of issuance. For each vested restricted stock unit, the holder will be entitled to receive one unrestricted share of the Company's Common Stock upon the holder's termination of employment under certain circumstances or upon a change in control.

During the years ended December 31, 2015 and 2014, the Company recorded stock-based compensation expense in connection with restricted stock and restricted stock unit awards of $2,025,258 and $2,504,223, respectively.  During the year ended December 31, 2014, the Company reversed $76,007 of previously recognized compensation cost related to restricted stock awards that did not vest due to the holder’s termination of employment. At December 31, 2015, there was a total of $4,689,685 unrecognized compensation expense in connection with restricted stock awards.

A summary of the status of the restricted stock units as of December 31, 2015 and 2014, and of changes in restricted stock units outstanding during the period, is as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2013	—	$—
Granted	19,158	5.20
Vested and converted	—	—
Forfeited	—	—
Balance at December 31, 2014	19,158	5.20
Granted	829,168	5.69
Vested and converted	(5,556)	5.94
Forfeited	—	—
Balance at December 31, 2015	842,770	$5.60

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options

A summary of the Company’s stock options as of December 31, 2015 and 2014 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2013	1,827,778	$7.56	8.18
Granted	—	—	—
Exercised	—	—	—
Forfeited	(16,657)	6.12	7.97
Cancelled	—	—	—
Balance at December 31, 2014	1,811,121	7.20	7.15
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance outstanding at December 31, 2015	1,811,121	$7.20	6.15
Options exercisable at end of year	1,811,121	$7.20
Options expected to vest	—
Weighted average fair value of options granted during the period		$—

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of December 31, 2015 and 2014 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2013	1,458,006	$8.10	2.22
Granted	933,913	7.74	2,50
Cancelled	(277,731)	10.80	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at December 31, 2014	2,114,188	7.74	1,83
Granted	913,566	7.62	1.62
Cancelled	—	—	—
Forfeited	(217,175)	9.00	—
Exercised	—	—	—
Balance at December 31, 2015	2,810,579	$7.55	1.07
Warrants exercisable at December 31, 2015	2,810,579	$7.55	1.07
Weighted average fair value of warrants granted during the year ended December 31, 2015		$7.60

In April 2014, 277,731 warrants to purchase shares of the Company’s common stock at a price of $10.80 per share were forfeited as the warrants were not exercised prior to their expiration date.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

The Company completed two private placements in July 2014. In the first private placement, the Company granted 30 month warrants to purchase 645,368 shares of Common Stock at an exercise price of $8.10.The warrants were exercisable immediately upon grant and will expire on January 2, 2017. Certain FINRA broker-dealers acted on behalf of the Company and were issued 30 month warrants to purchase an aggregate of 118,078 shares of Common Stock at an exercise price of $6.12.

In the second private placement, the Company granted 30 month warrants to purchase 151,419 shares of Common Stock. The warrants were exercisable immediately upon grant and will expire on January 30, 2017. In connection with this private placement, certain FINRA broker-dealers acted on behalf of the Company and were issued 30 month warrants to purchase an aggregate of 19,048 shares of Common Stock at an exercise price of $6.12.

On January 28, 2015, the Company issued four-year warrants to purchase 8,334 shares of Common Stock to a consultant. The warrants vested on March 1, 2015 and are exercisable at $5.40 per share. The 8,334 warrants were valued on the grant date at approximately $2.88 per warrant or a total of approximately $24,300 using a Black-Scholes option pricing model with the following assumptions: stock price of $5.40 per share (based on the quoted trading price on the date of grant), volatility of 72%, expected term of 4 years, and a risk free interest rate of 1.25%. The Company recognized stock-based consulting expense of approximately $24,300 during the year ended December 31, 2015.

In April 2015, in connection with the private placement, the Company issued 24 month warrants to purchase shares of Common Stock at an exercise price of $7.92 per share, for a total of 785,045 shares of Common Stock. The Company also issued 30 month warrants to purchase 120,187 shares of Common Stock at an exercise price of $5.85 to broker-dealers acting on behalf of the Company in the private placement.

In December 2015, 217,175 warrants to purchase shares of the Company’s common stock at a price of $9.00 per share were forfeited as the warrants were not exercised prior to their expiration date.

On February 25, 2016, the Company issued 30 month warrants to purchase shares of Common Stock at an exercise price of $5.06 per share, for a total of 1,060,429 shares of Common Stock. The warrants are exercisable six months and a day after issuance and will expire on August 25, 2018. The Company also issued warrants to acquire an aggregate of 261,590 shares of common stock to a certain FINRA broker-dealer who acted on behalf of the Company (see Note 11).

Treasury Stock

The Company accounts for treasury stock under the cost method. Between February 2014 and March 2014, the Company reacquired 27,362 shares of its common stock from certain employees of the Company. The reacquisition by the Company of its common stock is the result of certain employees electing to surrender shares in order to satisfy their minimum applicable withholding obligation due to the vesting of restricted stock awards. The Company recorded charges of $181,421 and $0, respectively, in connection with the 2014 and 2015 stock surrenders. In July 2014, 22,222 unvested restricted stock awards were returned to treasury stock as a result of an employee termination. The value of the treasury stock was reflected separately as a deduction from stockholders’ equity. In December 2014, all treasury stock were cancelled and as a result at December 31, 2015 and 2014, there were no treasury stock issued and outstanding.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

	For the year ended December 31, 2015	For the year ended December 31, 2014
Numerator:
Net loss available to common stockholders	$(19,123,933)	$(18,159,240)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	21,165,083	16,913,621
Net loss per common share, basic and diluted	$(0.90)	$(1.07)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	December 31, 2015	December 31, 2014
Common stock equivalents:
Stock options	1,811,121	1,811,121
Stock warrants	2,810,579	2,114,188
Restricted stock units	842,770	19,158
Convertible preferred stock	1,841,528	1,851,340
Total	7,305,998	5,795,807

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate facility, and certain office equipment, in Lakewood, Colorado under operating leases with expiration dates through 2018. In April 2015, the Company executed a new operating lease agreement for its corporate facility in Lakewood, Colorado. The new lease is for a period of 39 months commencing in May 2015 and expiring in July 2018. The Company recognized total deferred rent of $15,988 ($5,217 current portion and $10,771 long term portion) in connection with this lease agreement as of December 31, 2015. Rent expense was $62,364 and $47,403 for the years ended December 31, 2015 and 2014, respectively.

Future minimum rental payments required under operating leases are as follows:

2016	$81,345
2017	83,343
2018	45,455
$210,143

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 9 — COMMITMENTS AND CONTINGENCIES (continued)

As more fully discussed in Note 5 — Mineral Properties the Company leases certain mineral properties on its Pershing Pass Property. The future minimum lease payments under these mining leases are as follows:

2016	$20,000
2017	25,000
2018	25,000
2019	25,000
2020	25,000
Thereafter	67,500
$187,500

The Company incurred mining lease payments of $10,000 and $10,000 for the years ended December 31, 2015 and 2014, respectively.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $55.6 million at December 31, 2015, expiring through the year 2035. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Tax benefit computed at “expected” statutory rate	$(6,502,139)	$(5,596,958)
State income taxes, net of benefit	—	—
Permanent differences :
Stock based compensation and consulting	18,886	628,292
Prior year true-ups	833,847	1,431,485))
Other	13,512	9,549
Increase in valuation allowance	5,635,894	3,527,632
Net income tax benefit	$—	$—

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Computed “expected” tax expense (benefit)	(34.0)%	(34.0)%
State income taxes	0%	0%
Permanent differences	4.53%	12.59%
Change in valuation allowance	29.47%	21.41%
Effective tax rate	0.0%	0.0%

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 10 - INCOME TAXES (continued)

The Company has a deferred tax asset which is summarized as follows at December 31, 2015 and 2014:

Deferred tax assets:

	December 31, 2015	December 31, 2014
Net operating loss carryover	$18,920,702	$12,878,543
Stock based compensation	4,986,677	5,826,392
Depreciable and depletable assets	(367,352)	(463,793))
Mining explorations	3,028,546	2,706,134
Capital loss carryforward	1,482,863	1,482,863
Other	27,062	12,465
Less: valuation allowance	(28,078,498)	(22,442,604)
Net deferred tax asset	$—	$—

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2015, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by approximately $5.6 million.

NOTE 11 — SUBSEQUENT EVENTS

February 4, 2016 Private Placement

On February 4, 2016, the Company issued 367,647 shares of the Company’s common stock. The gross proceeds for this issuance totaled approximately $1.25 million. The shares were issued pursuant to subscription agreements entered into on February 4, 2016 between the Company and two accredited investors affiliated with Barry Honig, one of the Company’s directors.

As a result of the February 4, 2016 private placement, the conversion price for the Series E Preferred Stock has been reduced effective February 4, 2016 from $5.04 to $3.40 per share of Series E Preferred Stock. Following this adjustment, each share of Series E Preferred Stock is convertible into the number of shares of Common Stock obtained by dividing the Series E Original Issue Price (as defined in the Certificate of Designation), of $990.00, by the adjusted conversion price, resulting in each share of Series E Preferred Stock being convertible into approximately 291.176 shares of Common Stock. A total of 9,375 shares of Series E Preferred Stock remained outstanding, and as a result of the adjustment, were convertible into approximately 2,729,780 shares of Common Stock in the aggregate, compared to 1,841,528 shares of Common Stock prior to the adjustment. The adjusted conversion price generated additional value to the convertibility feature of the Series E Preferred Stock. Accordingly, the Company will record a deemed dividend of approximately $3.0 million for the additional value of the beneficial conversion feature in February 2016, the period of the adjustment.

Series E Preferred Stock Conversion

During February 2016 a holder of Series E Preferred Stock converted one Series E share into 292 shares of the Company’s Common Stock.

During March 2016 a holder of Series E Preferred Stock converted 100 Series E share into 30,461 shares of the Company’s Common Stock.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 11 — SUBSEQUENT EVENTS (continued)

February 25, 2016 Private Placement

On February 25, 2016, the Company issued 2,120,882 Units, with each Unit comprised of one share of Common Stock and a 30 month warrant to purchase 0.5 of a share of Common Stock at an exercise price of $5.06, for a total of 2,120,882 shares of Common Stock and warrants to acquire an additional 1,060,429 shares of Common Stock. The Company received gross proceeds of approximately $6.9 million, and net proceeds of approximately $6.1 million after commissions and legal and other fees and expenses.

The Company also issued warrants to acquire an aggregate of 261,590 shares of Common Stock to a certain FINRA broker-dealer who acted on behalf of the Company.

As a result of the February 25, 2016 private placement, the conversion price for the Series E Preferred Stock has been reduced effective February 25, 2016 from $3.40 to $3.25 per share of Series E Preferred Stock. Following this adjustment, each share of Series E Preferred Stock is convertible into the number of shares of Common Stock obtained by dividing the Series E Original Issue Price (as defined in the Certificate of Designation), of $990.00, by the adjusted conversion price, resulting in each share of Series E Preferred Stock being convertible into approximately 304.615 shares of Common Stock. A total of 9,374 shares of Series E Preferred Stock remain outstanding, and as a result of the adjustment, are convertible into approximately 2,855,469 shares of Common Stock in the aggregate, compared to 2,729,489 shares of Common Stock prior to the adjustment. The adjusted conversion price generated additional value to the convertibility feature of the Series E Preferred Stock. Accordingly, the Company will record a deemed dividend of approximately $580,000 for the additional value of the beneficial conversion feature in February 2016, the period of the adjustment.

