Form 10-K/A
period 2015-12-31
Pershing Gold Corp.
filed 2016-04-29
CIK 1432196

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

The number of shares of common stock outstanding on April 27, 2016 was 26,101,811.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Pershing Gold Corporation (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission on March 22, 2016 (the “Original Filing”). The Company is filing this Amendment No. 1 solely for the purpose of including the information required by Part III of Form 10-K. The Company will not file its definitive proxy statement within 120 days of its fiscal year ended December 31, 2015; therefore, such information will not be incorporated by reference to the Company's definitive proxy statement for the 2016 Annual Meeting of Stockholders. Thus, Part III, Items 10-14, of the Company's Original Filing are hereby amended and restated in their entirety.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.  Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original Filing was filed.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, included as exhibits to the Original Filing, have been amended, restated, re-executed and re-filed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 31.2 hereto.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of our board of directors and our executive officers. All directors hold office for one-year terms until the election and qualification of their successors. Officers are appointed by the Board of Directors and serve at the discretion of the board.

Name	Age	Position with the Company

Stephen Alfers	70	Chief Executive Officer and President, Chairman of the Board of Directors
Debra Struhsacker	63	Senior Vice President
Timothy Janke	64	Chief Operating Officer
Eric Alexander	49	Vice President Finance and Controller
Barry Honig	45	Director
Edward Karr	46	Director
Alex Morrison	52	Director

Stephen Alfers. Mr. Alfers has served as our Chief Executive Officer and Chairman since February 2012 and as our President since August 2012. Mr. Alfers served as the President and Chief of U.S. Operations of Franco-Nevada Corporation from January 2010 to September 2011 and its Vice President (Legal) from December 2007 to December 2009. Mr. Alfers is the founder and, since 2007, has been the President of Alfers Mining Consulting, which performs consulting services from time to time for mining and exploration companies and investors in these industries, including providing continuing services from time to time for Franco-Nevada Corporation, with Mr. Alfers serving as an officer and director of certain of the U.S. subsidiaries of Franco-Nevada Corporation. Mr. Alfers served as the President and Chief Executive Officer of NewWest Gold Corporation, a publicly traded Canadian corporation listed on the Toronto Stock Exchange, from 2006 to 2007. Mr. Alfers also served on the Board of Directors of NewWest Gold Corporation from 2005 to 2007. Mr. Alfers served as President and Chief Executive Officer of the NewWest Resources Group from 2001 to 2005 and as President and Chief Executive Officer of NewWest Gold Corporation, a privately-held Delaware Corporation from 2005 to 2006. Mr. Alfers was the founder in 1995, and served as managing partner from 1995 to 2001 of, Alfers & Carver LLC, a boutique natural resources law firm. Mr. Alfers received a J.D. from the University of Virginia, an M.A. in Monetary Policy and Public Finance from the University of Denver and a B.A. in Economics from the University of Denver. Mr. Alfers was chosen to be a director of the Company based on his extensive mining industry and operational experience, and his mining industry legal expertise. Mr. Alfers is a member of the Technical Committee.

Debra Struhsacker. Ms. Struhsacker was appointed Corporate Vice President in September 2013, and was named Senior Vice President in September 2014. From June 2006 until joining the Company, Ms. Struhsacker was the principal of her own consulting business, providing management, coordination and execution of environmental permitting strategies and other environmental, regulatory, governmental and community relations issues to mining companies. She has provided consulting services to the Company at the Relief Canyon Project since October 2011. She served as Vice President, U.S. Governmental and Regulatory Affairs for Kinross Gold USA, Inc., a subsidiary of Kinross Gold Corporation, from July 2003 to May 2006, and was engaged in her own consulting business from April 1991 until June 2003. Ms. Struhsacker has over 25 years of experience in hardrock mining and environmental issues, including related public policy issues, permitting and reclamation. She has a B.A. in Geology and French from Wellesley College and a M.S. in Geology from the University of Montana. Ms. Struhsacker is a certified professional geologist (Wyoming and American Institute of Professional Geologists).

Timothy Janke. Mr. Janke was appointed Chief Operating Officer in August 2014. Since November 2010, Mr. Janke has been the president of his own consulting business providing mine operating and evaluation services to several mining companies. Beginning in July 2012, he provided consulting services at the Relief Canyon Project advising the Company on mine start-up plans and related activities. From June 2010 to August 2014, Mr. Janke served as Vice President and Chief Operating Officer of Renaissance Gold, Inc. and its predecessor Auex Ventures, Inc. He was General Manager-Projects for Goldcorp Inc. and its predecessor Glamis Gold, Inc. from July 2009 to May 2010, Vice President and General Manager of the Marigold Mine from February 2006 to June 2009, and its Manager of Technical Services from September 2004 to January 2006. Since August 2011, Mr. Janke has served as a director for Renaissance Gold. Mr. Janke has over 40 years of engineering and operational experience in the mining industry. He has a B.S. in Mining Engineering from the Mackay School of Mines.

Eric Alexander. Mr. Alexander joined the Company in September 2012 as its Vice President Finance and Controller and was appointed as the Company’s principal financial officer and principal accounting officer in November 2012. Prior to the joining the Company, Mr. Alexander was the Corporate Controller for Sunshine Silver Mines Corporation, a privately held mining company with exploration and pre-development properties in Idaho and Mexico, from March 2011 to August 2012. He was a consultant to Hein & Associates LLP from August 2012 to September 2012 and a Manager with Hein & Associates LLP from July 2010 to March 2011. He served from July 2007 to May 2010 as the Corporate Controller for Golden Minerals Company (and its predecessor, Apex Silver Mines Limited), a publicly traded mining company with operations and exploration activities in South America and Mexico. He has over 25 years of corporate, operational and business experience, and 11 years of mining industry experience. In addition to working in the industry he also held the position of Senior Manager with the public accounting firm KPMG LLP, focusing on mining and energy clients. Mr. Alexander has a B.S. in Business Administration (concentrations in Accounting and Finance) from the State University of New York at Buffalo and is also a licensed CPA.

Barry Honig. Mr. Honig has served as a director since September 2010, and served as Co-Chairman from September 2010 until September 2011 and as Chairman from September 2011 to February 2012. Since January 2004, Mr. Honig has been the President of GRQ Consultants, Inc., acting as a private investor and consultant to early stage companies. Mr. Honig’s expertise includes early stage company capital restructuring, debt financing, capital introductions, and mergers and acquisitions. In addition, Mr. Honig served as director and co-Chairman of Chromadex Corporation from October 2011 to February 2015, and as director and co-Chairman of InterCLICK, Inc. from August 2007 through December 2011. Mr. Honig has also served on the board of Majesco Entertainment from September 2015 to present, currently serving as co-Chairman, and has served on the board of Levon Resources Ltd since July 2015, currently serving as Chairman. Mr. Honig was selected to serve as a director due to his extensive knowledge of the capital markets, his judgment in assessing business strategies and accompanying risks, and his expertise with emerging growth companies. Mr. Honig is a member of the Compensation and Technical Committees.

Alex Morrison. Mr. Morrison has served as a director since November 2012. Mr. Morrison is a mining executive, chartered accountant and certified public accountant with over 26 years of experience in the mining industry. He currently serves on the boards of Detour Gold Corporation, Gold Resource Corporation and Taseko Mines Limited. Mr. Morrison has held senior executive positions at a number of mining companies, most recently serving as Vice President and Chief Financial Officer of Franco-Nevada Corporation from 2007 to April 2010. From 2002 to 2007, Mr. Morrison held increasingly senior positions at Newmont Mining Corporation, including Vice President, Operations Services and Vice President, Information Technology. Prior to 2002, Mr. Morrison was Vice President and Chief Financial Officer of NovaGold Resources, Inc. and Vice President and Controller of Homestake Mining Company and held senior financial positions at Phelps Dodge Corporation and Stillwater Mining Company. In addition, from time to time between 2007 and the present, Mr. Morrison has performed financial consulting services for mining companies. Mr. Morrison began his career with PricewaterhouseCoopers LLP after obtaining his B.A. in Business Administration from Trinity Western University. Mr. Morrison was selected to serve as a director due to his extensive mining resource and business experience and his financial expertise. Mr. Morrison is currently the chair of the Audit, Compensation, and Technical committees and a member of the Corporate Governance and Nominating Committee.

Edward Karr. Mr. Karr was appointed to the board of directors on June 9, 2015. Mr. Karr has been the Chief Executive Officer of RAMPartners SA, an investment advisory firm based in Geneva, Switzerland since he founded it in 2005. Mr. Karr is also a co-founder and Managing Director of Strategic Asset Management SA and co-founder and Managing Director of Strategic Swiss Advisors Sàrl, both Swiss asset management companies. In June 2015, Mr. Karr was appointed to the board of directors of Dataram Corporation, a developer, manufacturer and marketer of memory and caching products. Mr. Karr is a Board member of Majesco Entertainment Co. and Levon Resources. Prior to founding RAMPartners SA, Mr. Karr managed a private Swiss asset management, investment banking and trading firm based in Geneva for six years where he was responsible for capital market transactions, investment and marketing activities. Mr. Karr served as a director of Spherix Corporation from November 2012 to December 2014, and has served as a director for Strategic Swiss Advisors Sàrl from 2013 to present. From 1995 to 1996, Mr. Karr worked for Prudential Securities in the United States. He has been in the financial services industry for over twenty years. Before his entry into the financial services arena, Mr. Karr was affiliated with the United States Antarctic Program and spent thirteen consecutive months working in the Antarctic, receiving the Antarctic Service Medal. Mr. Karr studied at Embry-Riddle Aeronautical University, Lansdowne College in London, England and received a B.S. in Economics/Finance with Honors (magna cum laude) from Southern New Hampshire University. He is an Executive Committee member, past President and current Nominating Committee Chair of the American International Club of Geneva. Mr. Karr was selected to serve as a director due to his experience in capital markets and financial expertise. Mr. Karr is currently a member of the Audit, Compensation, and Corporate Governance and Nominating Committees.

Family Relationships

There are no family relationships among the executive officers and directors.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our equity securities to file reports of ownership and changes in ownership of our equity securities with the SEC. Based on the information available to us for 2015, we believe that all applicable Section 16(a) filing requirements were met on a timely basis except that Mr. Honig, Mr. Alexander, Ms. Struhsacker and Mr. Janke each filed one late report regarding one transaction.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees. We will provide a copy of our Code of Ethics and Business Conduct to any person without charge, upon written request to Mindyjo Germann, our Corporate Secretary, at:

Pershing Gold Corporation
1658 Cole Boulevard
Building 6, Suite 210
Lakewood, Colorado 80401
Telephone: (720) 974-7248
Facsimile: (720) 974-7249
Email: investors@pershinggold.com

Stockholder Nominations

We do not currently have a policy or specified procedures in place pursuant to which security holders may recommend nominees to the Board of Directors. We believe that the Corporate Governance and Nominating Committee and the Board of Directors can appropriately consider and respond to stockholder nominations.

Audit Committee

We have a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee was formed in June 2015 and met two (2) times during 2015. Our Audit Committee is currently comprised of Messrs. Morrison and Karr. Mr. Alan Branham was a member of the Audit Committee from formation of the Committee until September 4, 2015. Each of the members of the Audit Committee is, and Mr. Branham was, independent and financially sophisticated, as defined by the Nasdaq listing standards. Our board of directors has determined that Mr. Morrison, the Audit Committee chairman, qualifies as an “Audit Committee Financial Expert” as that term is defined in rules promulgated by the SEC.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation through December 31, 2015 of each of our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Stephen Alfers Chief Executive Officer, President and Chairman	2015	388,068(2)	—	—	1,755,000(3)	—	2,143,068
	2014	350,000	350,000	—	—	—	700,000

Debra Struhsacker Senior Vice President	2015	225,000	40,000	—	56,000	—	321,000
	2014	200,000	125,000	—	74,200	—	399,200

Timothy Janke Chief Operating Officer	2015	130,388	15,000	—	32,375	—	177,763
	2014(4)	39,346	75,000	—	214,200	36,225	364,771

Eric Alexander Vice President Finance and Controller	2015	183,750	24,500	—	23,625	—	231,875
	2014	175,000	60,000	—	25,200	—	260,200

(1) Reflects the grant date fair value of the Company’s common stock calculated in accordance with FASB ASC Topic 718. For information regarding the assumptions used to compute grant date fair market value, see Note 2 to the Company’s Audited Consolidated Financial Statements included in the Company’s 2015 annual report on Form 10-K.

(2) Reflects increase in Mr. Alfers’ base salary from $350,000 per year to $425,000 per year on June 28, 2015.

(3) Reflects the grant date value based upon the probable outcome of performance conditions, consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718. Assuming the highest level of performance conditions will be achieved, the value of the award at the grant date was $4,095,000.

(4) Timothy Janke joined the Company as the Company’s Chief Operating Officer in August 2014, and his 2014 salary amount is a portion of his annual $100,000 salary pro-rated from his start date. Mr. Janke devotes approximately half of his time to serving as Chief Operating Officer. All Other Compensation includes $36,225 in consulting fees paid to Mr. Janke in 2014 prior to his appointment as Chief Operating Officer.

Agreements with Executive Officers

Stephen Alfers

We entered into an amended and restated employment agreement (the “Employment Agreement”) with Mr. Alfers on June 28, 2015 that provides that Mr. Alfers will serve as our Chief Executive Officer until December 31, 2018, subject to renewal. Pursuant to the terms of his Employment Agreement, Mr. Alfers will be entitled to a base salary of $425,000 per year, subject to adjustment. Mr. Alfers will also receive an annual bonus if the Company meets or exceeds certain criteria adopted by the Board.  The annual target bonus amount for Mr. Alfers shall equal 100% of his annualized base salary for that year if target levels of performance for that year are achieved, with greater or lesser amounts paid for performance above and below such target.

Upon Mr. Alfers’ termination without Cause (as defined in the Employment Agreement) or upon Mr. Alfers’ resignation for Good Reason (as defined in the Employment Agreement), in either case where such termination is outside of a Change in Control Period (as defined below and in the Employment Agreement), the Company shall pay to Mr. Alfers, in addition to any Accrued Obligations (as defined in the Employment Agreement), a lump sum payment in an amount equal to two (2) times the sum of (i) Mr. Alfers’ base salary plus (ii) the average of the actual bonus amounts paid to Mr. Alfers’ in the two years prior to termination. Additionally, any remaining unvested restricted shares of Company common stock granted to Mr. Alfers on February 9, 2012 in conjunction with his Original Employment Agreement (as defined below) would fully and immediately vest. Any other unvested equity awards shall be forfeited as of the date of termination (unless otherwise provided in the applicable award agreement or equity plan), and vested equity awards shall be treated as provided in the applicable award agreement or equity plan.

Upon Mr. Alfers’ termination without Cause within six months prior to or twenty four months following a Change in Control (as defined in the Employment Agreement and with such period to be referred to as a “Change in Control Period”) or upon Mr. Alfers’ resignation for Good Reason during a Change in Control Period, the Company shall pay to Mr. Alfers, in addition to any Accrued Obligations, a lump sum payment in an amount equal to two times the sum of (i) Mr. Alfers’ base salary plus (ii) the average of the actual bonus amounts paid to Mr. Alfers’ in the two years prior to termination. Additionally, any unvested equity awards that were granted prior to such Change in Control shall fully and immediately vest (unless otherwise provided in the applicable award agreement or equity plan).

Mr. Alfers’ bonus amounts are subject to claw-back rights in the event of certain restatements of the Company’s financial information for a period of 3 years.

In connection with the Employment Agreement, Mr. Alfers was awarded restricted stock units pursuant to a Restricted Stock Unit Grant Agreement dated June 28, 2015 (the “RSU Agreement”). Under the terms of the RSU Agreement, Mr. Alfers was granted a total of 700,000 restricted stock units. The initial 300,000 restricted stock units (the “Initial RSUs”) are subject to vesting upon Mr. Alfers’ continuous employment through December 31, 2018 (“Employment Term End Date”). If Mr. Alfers’ employment is terminated prior to the Employment Term End Date (i) by the Company other than for Cause, (ii) by Mr. Alfers’ resignation for Good Reason (as defined in the Employment Agreement), or (iii) as a result of Mr. Alfers’ death or Disability (as defined in the Employment Agreement), all Initial RSUs shall become fully vested immediately prior to such termination. Such Initial RSUs shall also become fully vested upon a Change in Control (as defined in the Company’s 2013 Equity Incentive Plan). Each Initial RSU that becomes fully vested will entitle Mr. Alfers to receive one share of common stock as soon as practicable following the vesting event.

The remaining 400,000 restricted stock units (the “Performance RSUs”) are subject to vesting upon the attainment of certain performance-based milestones set forth in the RSU Agreement and shall become fully vested upon a Change in Control. For each fully vested Performance RSU, Mr. Alfers will be entitled to receive one share of common stock upon the earlier of December 31, 2018, Mr. Alfers’ separation from service or death, or a 409A Change in Control (as defined in the RSU Agreement), all as set forth in the RSU Agreement.

On February 5, 2015, the Company and Mr. Alfers entered into a Third Amendment to the Restricted Stock Agreement dated May 13, 2013, as amended on December 23, 2013 and June 11, 2014 (as amended, the “Restricted Stock Agreement”).  Pursuant to this amendment, the vesting of 72,098 shares of restricted stock, of a total of 216,251 restricted shares that were granted pursuant to the Restricted Stock Agreement, was deferred from June 18, 2015 to March 14, 2016.

On February 5, 2015, the Company and Mr. Alfers entered into a Third Amendment to the Amended and Restated Restricted Stock Agreement dated May 13, 2013, as amended on December 23, 2013 and June 11, 2014 (as amended, the “Amended and Restated Restricted Stock Agreement”).  Pursuant to this amendment, the vesting of 20,514 shares of restricted stock, of a total of 61,527 restricted shares that were granted pursuant to the Amended and Restated Restricted Stock Agreement, was deferred from June 18, 2015 to March 14, 2016.

On February 5, 2015, the Company and Mr. Alfers entered into a Third Amendment to the Executive Employment Agreement dated February 9, 2012, as amended on February 8, 2013 and December 23, 2013 (as amended, the “Original Employment Agreement”). Pursuant to this amendment, the vesting of 166,667 shares of restricted stock, of a total of 666,667 restricted shares that were granted pursuant to the Original Employment Agreement, was deferred from February 9, 2015 to February 9, 2016. The Original Employment Agreement was superseded by the Employment Agreement.

Debra Struhsacker

We entered into an offer letter with Ms. Struhsacker on September 23, 2013 pursuant to which Ms. Struhsacker was hired to serve as the Company’s Corporate Vice President and is entitled to an annual base salary, subject to adjustment at the sole discretion of the Chief Executive Officer with the approval of the Board of Directors. In September 2014, Ms. Struhsacker was promoted to Senior Vice President.

In connection with the offer letter we entered into with Ms. Struhsacker, we also entered into a severance compensation agreement with Ms. Struhsacker on September 19, 2013. Upon a Qualifying Termination (as defined in the severance compensation agreement) occurring on or within twelve months following a Change in Control (as defined in the severance compensation agreement), we are required to pay Ms. Struhsacker a lump-sum severance payment equal to one and a half times the sum of (i) Ms. Struhsacker’s base salary, plus (ii) the greater of Ms. Struhsacker’s Annual Bonus Amount or Ms. Struhsacker’s Assumed Bonus Amount (both as defined in the severance compensation agreement).

On February 6, 2015, the Company and Ms. Struhsacker entered into a First Amendment to the Restricted Stock Grant Agreement dated February 12, 2013 (the “Struhsacker Restricted Stock Grant Agreement”). Pursuant to this amendment, the vesting of 13,889 shares of restricted stock, of a total of 41,667 restricted shares that were granted pursuant to the Struhsacker Restricted Stock Grant Agreement, was deferred from February 12, 2015 to February 12, 2016.

On December 10, 2015, the Company and Ms. Struhsacker entered into a First Amendment to the Restricted Stock Grant Agreement dated December 11, 2014 (the “Struhsacker 2014 RSG Agreement”). Pursuant to this First Amendment, the vesting of 4,908 shares of restricted stock, of a total of 14,723 restricted shares that were granted pursuant to the Struhsacker 2014 RSG Agreement, was deferred from December 11, 2015 to March 14, 2016.

On December 10, 2015, the Company and Ms. Struhsacker entered into a First Amendment to the Restricted Stock Grant Agreement dated December 16, 2013 (the “Struhsacker December 2013 RSG Agreement”). Pursuant to this Agreement, the vesting of 1,852 shares of restricted stock, of a total of 5,556 restricted shares that were granted pursuant to the Struhsacker December 2013 RSG Agreement, was deferred from December 16, 2015 to March 14, 2016.

On December 10, 2015, the Company and Ms. Struhsacker entered into a Second Amendment to the Restricted Stock Grant Agreement dated February 12, 2013, as amended by the First Amendment dated February 6, 2015 (the “Struhsacker February 2013 RSG Agreement”). Pursuant to this amendment, the vesting of 13,889 shares of restricted stock, of a total of 41,667 restricted shares that were granted pursuant to the Struhsacker February 2013 RSG Agreement, was deferred from February 12, 2016 to February 12, 2017.

Timothy Janke

We entered into an offer letter with Mr. Janke on August 27, 2014 pursuant to which Mr. Janke will devote approximately half of his time as the Company’s Chief Operating Officer and will be paid an annual salary, subject to adjustment at the sole discretion of the Chief Executive Officer with the approval of the Board of Directors. In the event of Mr. Janke’s termination other than for Cause or his resignation for Good Reason (as those terms are defined in the offer letter) during the three-year period following Mr. Janke’s start date of August 29, 2014, or in the event of Mr. Janke’s termination for Cause or his resignation for Good Reason within 12 months following a Change of Control (as such term is defined in the offer letter) that occurs within three years of his start date, Mr. Janke will be entitled to a severance payment from the Company equal to one and a half times Mr. Janke’s base salary and bonus.

On February 6, 2015, the Company and Mr. Janke entered into a First Amendment to the Restricted Stock Grant Agreement dated February 12, 2013 (the “Janke Restricted Stock Grant Agreement”). Pursuant to this amendment, the vesting of 5,556 shares of restricted stock, of a total of 16,668 restricted shares that were granted pursuant to the Janke Restricted Stock Grant Agreement, was deferred from February 12, 2015 to February 12, 2016.

On December 10, 2015, the Company and Mr. Janke entered into a First Amendment to the Restricted Stock Grant Agreement dated December 11, 2014 (the “Janke 2014 RSG Agreement”). Pursuant to this First Amendment, the vesting of 14,167 shares of restricted stock, of a total of 42,500 restricted shares that were granted pursuant to the Janke 2014 RSG Agreement, was deferred from December 11, 2015 to March 14, 2016.

On December 10, 2015, the Company and Mr. Janke entered into a First Amendment to the Restricted Stock Grant Agreement dated December 16, 2013 (the “Janke December 2013 RSG Agreement”). Pursuant to this Agreement, the vesting of 5,556 shares of restricted stock, of a total of 16,668 restricted shares that were granted pursuant to the Janke December 2013 RSG Agreement, was deferred from December 16, 2015 to March 14, 2016.

On December 10, 2015, the Company and Mr. Janke entered into a Second Amendment to the Restricted Stock Grant Agreement dated February 12, 2013, as amended by the First Amendment dated February 6, 2015 (the “Janke February 2013 RSG Agreement”). Pursuant to this amendment, the vesting of 5,556 shares of restricted stock, of a total of 16,668 restricted shares that were granted pursuant to the Janke February 2013 RSG Agreement, was deferred from February 12, 2016 to February 12, 2017.

Eric Alexander

We entered into a revised offer letter with Mr. Alexander on November 21, 2012, amended on February 8, 2013, pursuant to which Mr. Alexander joined the Company as our Vice President Finance and Controller and is entitled to an annual base salary of $175,000, subject to adjustments at the sole discretion of the Chief Executive Officer with the approval of the Board of Directors. In addition, in connection with his appointment as the Company’s Principal Financial Officer and Principal Accounting Officer, the Company granted Mr. Alexander 11,112 shares of restricted stock, vesting over three years. The amendment deferred vesting of certain of the restricted shares, of which 3,704 vested in equal tranches on March 14, 2014 and November 30, 2014, and a final tranche of 3,704 shares vested on November 30, 2015, subject to acceleration under certain events, including upon a Change in Control as defined in the Company’s 2012 Equity Incentive Plan.

In connection with the offer letter we entered into with Mr. Alexander, we also entered into a severance compensation agreement with Mr. Alexander on November 21, 2012, which was amended on November 19, 2015. Pursuant to the severance agreement, as amended, Mr. Alexander will be entitled to receive certain benefits if he incurs a separation from service (as defined in the severance agreement) during the term of the severance agreement that is initiated by the Company for any reason other than Cause, death, or Disability (as such terms are defined in the severance agreement) or is initiated by Mr. Alexander for Good Reason (as defined in the severance agreement). These benefits depend on whether the separation occurs prior to or after a Change in Control (as defined in the severance agreement). If the separation occurs prior to a Change in Control, the Company shall pay Mr. Alexander a lump-sum severance payment equal to Mr. Alexander’s base salary plus the average of the annual cash bonuses paid to Mr. Alexander in the two years prior to separation. If the separation occurs within 12 months following a Change in Control, the Company shall pay Mr. Alexander a lump-sum severance payment equal to (x) 1.125 times (y) the sum of (a) Mr. Alexander’s base salary plus (b) the greater of (i) the average annual cash bonus paid to Mr. Alexander in the two years prior to separation or (ii) the target bonus amount established for Mr. Alexander in the fiscal year in which the separation occurs or, if none, an amount equal to 80% of Mr. Alexander’s base salary. The severance agreement expires by its terms on December 31, 2016.

On February 6, 2015, the Company and Mr. Alexander entered into a First Amendment to the Restricted Stock Grant Agreement dated February 12, 2013 (the “Alexander Restricted Stock Grant Agreement”). Pursuant to this amendment, the vesting of 18,519 shares of restricted stock, of a total of 55,556 restricted shares that were granted pursuant to the Alexander Restricted Stock Grant Agreement, was deferred from February 12, 2015 to February 12, 2016.

On December 10, 2015, the Company and Mr. Alexander entered into a First Amendment to the Restricted Stock Grant Agreement dated December 11, 2014 (the “Alexander 2014 RSG Agreement”). Pursuant to this First Amendment, the vesting of 1,667 shares of restricted stock, of a total of 5,000 restricted shares that were granted pursuant to the Alexander 2014 RSG Agreement, was deferred from December 11, 2015 to March 14, 2016.

On December 10, 2015, the Company and Mr. Alexander entered into a First Amendment to the Restricted Stock Grant Agreement dated December 16, 2013 (the “Alexander December 2013 RSG Agreement”). Pursuant to this Agreement, the vesting of 3,704 shares of restricted stock, of a total of 11,112 restricted shares that were granted pursuant to the Alexander December 2013 RSG Agreement, was deferred from December 16, 2015 to March 14, 2016.

On December 10, 2015, the Company and Mr. Alexander entered into a Second Amendment to the Restricted Stock Grant Agreement dated February 12, 2013, as amended by the First Amendment dated February 6, 2015 (the “Alexander February 2013 RSG Agreement”). Pursuant to this amendment, the vesting of 18,518 shares of restricted stock, of a total of 55,556 restricted shares that were granted pursuant to the Alexander February 2013 RSG Agreement, was deferred from February 12, 2016 to February 12, 2017.

Indemnification Agreements

In 2013 and 2014, the Company entered into indemnification agreements with its directors and executive officers providing for indemnification against all expenses, judgments, fines and amounts paid in settlement incurred by such indemnitee in connection with any threatened, pending or completed action, suit, alternative dispute resolution mechanism or proceeding to which indemnitee was or is a party or is threatened to be made a party by reason of the fact that indemnitee is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another enterprise, to the fullest extent permitted by Nevada law. The indemnification agreements also provide for the advancement of expenses (including attorneys’ fees) incurred by the indemnitee in connection with any action, suit, alternative dispute resolution mechanism or proceeding (subject to the terms and conditions set forth therein). The indemnification agreements contain certain exclusions, including proceedings initiated by the indemnitee unless such advancement is specifically approved by a majority of our disinterested directors. The Company expects that it will enter into similar indemnification agreements with any new directors and executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the holdings of equity awards of our named executive officers at December 31, 2015. This table includes unexercised and unvested options and equity awards. Vesting schedules are subject to acceleration or forfeiture in certain circumstances, including a change of control.

Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Stephen Alfers	555,556	—	—	$8.82	2/9/22	—	—	700,000	(2)	$2,457,000
	277,778	—	—	$6.12	6/18/22	—	—	—		—
Debra Struhsacker	22,223	—	—	$8.10	3/6/22	—	—	36,222	(3)	$127,139
	22,223	—	—	$6.12	6/18/22	—	—	—		—
Timothy Janke	—	—	—	—	—	—	—	45,611	(4)	$160,095
Eric Alexander	—	—	—	—	—	—	—	30,055	(5)	$105,493

(1) The market value of stock awards is calculated at $3.51 per share, the closing price of our common stock December 31, 2015.

(2) Includes 300,000 restricted stock units which vest on December 31, 2018 and 400,000 restricted stock units that vest upon the attainment of certain performance-based milestones.

(3) Includes 4,908 shares vesting on December 11, 2016; 1,852 shares vesting on December 16, 2016; 5,333 restricted stock units vesting on December 23, 2016; 13,889 shares vesting on February 12, 2017; 4,907 shares vesting on December 11, 2017; and 5,333 restricted stock units vesting on December 23, 2017.

(4) Includes 14,167 shares vesting December 11, 2016; 5,556 shares vesting December 16, 2016; 3,083 restricted stock units vesting on December 23, 2016; 5,556 shares vesting February 12, 2017; 14, 166 shares vesting December 11, 2017; and 3,083 restricted stock units vesting on December 23, 2017.

(5) Includes 1,667 shares vesting on December 11, 2016; 3,704 shares vesting on December 16, 2016; 2,250 restricted stock units vesting on December 23, 2016; 18,518 shares vesting on February 12, 2017; 1,666 shares vesting on December 11, 2017; and 2,250 restricted stock units vesting on December 23, 2017.

Director Compensation

The following table sets forth compensation paid to our non-employee directors in 2015.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Barry Honig	$35,000		$—		$—	$—	$—	$—		$35,000
Alex Morrison	$63,757	(1)	$340,000	(2)	$—	$—	$—	$17,250	(3)	$421,007
Edward Karr	$23,007		$78,750	(4)	$—	$—	$—	$50,000	(5)	$151,757
Alan Branham	$15,084		$33,000	(6)	$—	$—	$—	$—		$48,084

(1) Amount represents pro rata portion of Mr. Morrison’s $35,000 annual retainer for service as the chair of the Technical Committee for the period from November 4, 2015 through June 8, 2016, which retainer was paid in 2015, and $2,250 in hourly fees for service provided to the Technical Committee earned in 2015 but paid in 2016.

(2) Amount represents grant date fair market value calculated pursuant to FASB ASC Topic 718 of 55,556 restricted stock units when granted on June 8, 2015, vesting in equal thirds on June 8, 2016, June 8, 2017 and June 8, 2018. See footnote (1) to the Summary Compensation Table on page 6 of this first amendment to the Company’s annual report on Form 10-K/A for additional information regarding this calculation.

(3) Amount represents fees for consulting services provided to the Company prior to the formation of the Audit Committee in June 2015, but does not include $3,000 in such consulting fees earned in 2014 but paid in 2015.

(4) Amount represents grant date fair market value calculated pursuant to FASB ASC Topic 718 of (a) 5,556 restricted stock units when granted on June 9, 2015, vesting in equal thirds on June 9, 2016, June 9, 2017 and June 9, 2018, and valued at $33,000; and (b) 12,500 restricted stock units granted on December 9, 2015, which were fully vested on the date of grant, and valued at $45,750. See footnote (1) to the Summary Compensation Table on page 6 of this first amendment to the Company’s annual report on Form 10-K/A for additional information regarding this calculation.

(5) The amount shown includes consulting fees paid to a consulting firm controlled by Mr. Karr prior to his appointment to the Board of Directors in June 2015.

(6) Amount represents grant date fair market value calculated pursuant to FASB ASC Topic 718 of 5,556 restricted stock units when granted on June 9, 2015, vesting in equal thirds on June 9, 2016, June 9, 2017 and June 9, 2018. See footnote (1) to the Summary Compensation Table on page 6 of this first amendment to the Company’s annual report on Form 10-K/A for additional information regarding this calculation.

Our directors who are also our employees receive no fees for board service. Mr. Alfers is the only director who is also an employee. The compensation for all non-employee directors includes a $25,000 annual cash retainer and a $1,000 cash fee for attendance at each Board meeting. Directors receive a $1,000 cash fee for attendance at all committee meetings, and the chairs of the Technical, Audit, Compensation and Corporate Governance and Nominating committees receive annual cash retainers of $35,000, $15,000, $10,000 and $7,500 respectively. Retainers paid to committee chairs in 2015 were pro-rated according to the amount of time the committee was in existence in 2015. Non-employee directors on the Technical Committee receive a fee of $150 per hour up to a maximum of $1,000 per day for Technical Committee service that occurs other than at a meeting of the Technical Committee. Non-employee directors also receive annual grants of restricted stock units, vesting on the first anniversary of the grant date, and equal in value when granted to $50,000. This annual grant was not awarded for 2015. For each vested restricted stock unit, the non-employee director is entitled to receive one unrestricted share of common stock upon termination of the director’s service on our Board of Directors. Our directors are also eligible to receive other equity awards, including stock options, under our equity incentive plans, as determined from time to time by the Board of Directors.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our voting securities as of April 27, 2016 by:

•	each person known by us to beneficially own more than 5.0% of any class of our voting securities;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

All information is taken from or based upon ownership filings made by such persons with the SEC or upon information provided by such persons to us. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. Percentage computations are based on 26,101,811 shares of our common stock outstanding as of April 27, 2016.

	Common Stock (1)
Name of Beneficial Owner (2)	Shares Beneficially Owned		Percent of Class
5% Owners
Frost Gamma Investments Trust	3,047,173	(3)	11.67%
Levon Resources Ltd.	1,954,366	(4)	7.49%
Donald Smith Value Fund, L.P.	1,850,000	(5)	7.09%
Executive Officers and Directors
Stephen Alfers	1,607,641	(6)	5.96%
Debra Struhsacker	101,369	(7)	*%
Timothy Janke	75,836	(8)	*%
Eric Alexander	73,809	(9)	*%
Barry Honig	8,361,498	(10)(11)	28.01%
Alex Morrison	—	(12)	*%
Edward Karr	192,620	(13)	*%
Executive Officers and Directors as a Group (Seven persons)	10,412,773		33.84%

* Less than one percent (1.0%).

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock includes for each person or entity shares issuable on the exercise of all options and warrants and the conversion of other convertible securities beneficially owned by such person or entity that are currently exercisable or will become exercisable or convertible within 60 days following April 27, 2016. Such shares, however, are not included for the purpose of computing the percentage ownership of any other person.
(2)	The address of these persons, unless otherwise noted, is c/o Pershing Gold Corporation, 1658 Cole Blvd., Bldg. 6, Suite 210, Lakewood, CO 80401.
(3)	The address of Frost Gamma Investments Trust is 4400 Biscayne Blvd., Miami, FL 33137. Dr. Philip Frost is the trustee of Frost Gamma Investments Trust and, in such capacity, has voting and dispositive power over the securities held for the account of Frost Gamma Investments Trust. It includes 3,037,369 shares of common stock and 9,804 shares of common stock issuable upon exercise of warrants.
(4)	The address of Levon Resources Ltd. is Suite 900, 570 Granville St., Vancouver, British Columbia, Canada V6C 3P1.
(5)	The address of Donald Smith Value Fund, L.P. is 152 West 57th Street, 22nd Floor, New York, NY 10019.
(6)	Includes (i) 737,178 unrestricted shares of common stock; (ii) options to purchase 555,556 shares of common stock with an exercise price of $8.82 per share, which are fully vested; (iii) options to purchase 277,778 shares of common stock with an exercise price of $6.12 per share, which are fully vested; (iv) 100 shares of Series E Preferred Stock, which are convertible into 30,462 shares of common stock; and (v) 6,667 shares of common stock issuable upon exercise of warrants. Excludes 700,000 shares of common stock underlying unvested restricted stock units granted to Mr. Alfers which are issuable upon Mr. Alfers’ resignation from the Company (subject to acceleration and forfeiture in certain circumstances); Mr. Alfers has no voting rights with respect to the restricted stock units until the underlying shares are issued.
(7)	Includes (i) 31,367 unrestricted shares of common stock, (ii) 25,556 restricted shares of common stock which have not vested but over which Ms. Struhsacker exercises voting power, and (iii) 44,446 shares of common stock issuable upon exercise of outstanding stock options, which are 100% vested. Excludes 5,334 shares of common stock underlying vested restricted stock units and 10,666 shares of common stock underlying unvested restricted stock units granted to Ms. Struhsacker which are issuable upon Ms. Struhsacker’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); Ms. Struhsacker has no voting rights with respect to the restricted stock units until the underlying shares are issued.
(8)	Includes (i) 36,391 unrestricted shares of common stock and (ii) 39,445 restricted shares of common stock that have not yet vested but over which Mr. Janke holds voting power. Excludes 3,084 shares of common stock underlying vested restricted stock units and 6,166 shares of common stock underlying unvested restricted stock units granted to Mr. Janke which are issuable upon Mr. Janke’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); Mr. Janke has no voting rights with respect to the restricted stock units until the underlying shares are issued.
(9)	Includes (i) 48,254 unrestricted shares of common stock and (ii) 25,555 restricted shares of common stock which have not vested but over which Mr. Alexander exercises voting power. Excludes 2,250 shares of common stock underlying vested restricted stock units and 4,500 shares of common stock underlying unvested restricted stock units granted to Mr. Alexander which are issuable upon Mr. Alexander’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); Mr. Alexander has no voting rights with respect to the restricted stock units until the underlying shares are issued.
(10)	Includes:
(i)	1,237,110 unrestricted shares of common stock, options to purchase 744,446 shares of common stock, which are fully vested, 652 shares of Series E Preferred Stock, which are convertible into 198,609 shares of common stock, 66,343 shares of common stock issuable upon exercise of warrants, all of which are held directly by Mr. Honig;

(ii)	2,373,956 unrestricted shares of common stock, 4,230 shares of Series E Preferred Stock convertible into 1,288,522 shares of common stock, and 488,307 shares of common stock issuable upon exercise of warrants), all of which are held by GRQ Consultants, Inc. 401K (“GRQ 401K”);
(iii)	55,218 unrestricted shares of common stock held by GRQ Consultants, Inc. (“GRQ Consultants”);
(iv)	922,665 unrestricted shares of common stock, 2,070 shares of Series E Preferred Stock, which are convertible into 630,554 shares of common stock, 112,274 shares of common stock issuable upon exercise of warrants, all of which are held by GRQ Consultants, Inc. Roth 401K FBO Barry Honig (“GRQ Roth 401K”); and
(v)	27,778 unrestricted shares of common stock, 581 shares of Series E Preferred Stock, which are convertible into 176,982 shares of common stock, and 38,734 shares of common stock issuable upon exercise of warrants, all of which are held by GRQ Consultants, Inc. Defined Benefit Plan (“GRQ Defined”).

(vi)	Mr. Honig is the trustee of GRQ 401K, GRQ Roth 401K and GRQ Defined and President of GRQ Consultants, and, in such capacities, has voting and dispositive power over the securities held by GRQ 401K, GRQ Roth 401K, GRQ Defined and GRQ Consultants.
(11)	Excludes (i) 9,579 shares of common stock underlying vested restricted stock units granted to Mr. Honig, which are issuable upon Mr. Honig’s resignation from the Board of Directors (subject to acceleration and forfeiture in certain circumstances); Mr. Honig has no voting rights with respect to the restricted stock units until the underlying shares are issued.
(12)	Excludes 9,579 shares of common stock underlying vested restricted stock units and 55,556 shares of common stock underlying unvested restricted stock units granted to Mr. Morrison which are issuable upon Mr. Morrison’s resignation from the Board of Directors (subject to acceleration and forfeiture in certain circumstances); Mr. Morrison has no voting rights with respect to the restricted stock units until the underlying shares are issued.
(13)	Includes (i) 182,816 unrestricted shares of common stock and (ii) 9,804 shares of common stock issuable upon exercise of warrants. Excludes 12,500 shares of common stock underlying vested restricted stock units and 5,556 shares of common stock underlying unvested restricted stock units granted to Mr. Karr which are issuable upon Mr. Karr’s resignation from the Board of Directors (subject to acceleration and forfeiture in certain circumstances); Mr. Karr has no voting rights with respect to the restricted stock units until the underlying shares are issued.

Company Equity Incentive Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,329,848	(1)	$5.31	742,294	(2)
Equity compensation plans not approved by security holders	315,710		$6.15	—
Total	2,645,558		$5.41	742,294	(2)

(1) Includes 842,770 restricted stock units that may be exercised for no consideration. Excluding these restricted stock units, the weighted-average exercise price of the securities appearing in column (a) would be $8.32 and the total weighted-average for all securities authorized for issuance under approved and non-approved plans would be $7.94.

(2) Represents 36,110 shares of common stock remaining available for issuance under the 2010 Plan, 31,470 shares of common stock remaining available for issuance under the 2012 Plan, and 674,714 shares of common stock remaining available for issuance under the 2013 Plan.

Our Board of Directors and stockholders have adopted three equity incentive plans: (i) the 2010 Equity Incentive Plan, adopted September 29, 2010 (the “2010 Plan”), pursuant to which 155,557 shares of our common stock were reserved for issuance as awards, and as of December 31, 2015, 36,110 shares remain available for issuance; (ii) the 2012 Equity Incentive Plan, adopted February 9, 2012 (the “2012 Plan”), pursuant to which 2,222,223 shares of our common stock were reserved for issuance as awards, and as of December 31, 2015, 31,470 shares remain available for issuance; and (iii) the 2013 Equity Incentive Plan, adopted February 12, 2013 (the “2013 Plan”), pursuant to which 2,222,223 shares of our common stock were reserved for issuance as awards, and as of December 31, 2015, 674,714 shares remain available for issuance. The Company issued 19,446 options to consultants in 2012 and 2013 that were not issued under a company plan and were not approved by shareholders. In addition, the Company granted 354,651 shares of restricted common stock and options to acquire 296,264 shares of common stock pursuant to individual equity compensation plans from June 18, 2012 to November 30, 2012. The individual equity compensation plans have not been approved by the Company’s stockholders. The material terms of the individual equity compensation plans are consistent with the terms of the 2010 Plan and 2012 Plan. No securities remain available for issuance under the individual equity compensation plans.

The purpose of the 2010 Plan, the 2012 Plan and the individual equity incentive plans is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. The purpose of the 2013 Equity Incentive Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons.

The equity incentive plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to our employees, officers, directors and consultants. The equity incentive plans are administered by our Board of Directors.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

Our Audit Committee is responsible for assisting the Board of Directors with the review and approval of transactions with related parties. We annually require each of our directors and executive officers to complete a directors’ or officers’ questionnaire, respectively, that elicits information about related party transactions. The Audit Committee and legal counsel annually review all transactions and relationships disclosed in the directors’ and officers’ questionnaires, and the Board of Directors makes a formal determination regarding each director’s independence. If a transaction were to present a conflict of interest, the Board of Directors would determine the appropriate response.

Related Person Transactions

We have entered into agreements and arrangements with our executive officers and directors that are more fully described above under “Executive Compensation — Agreements with Executive Officers”, “Executive Compensation — Indemnification Agreements”, and “Director Compensation”.

Transactions with Levon Resources

On October 15, 2014, the Company entered into a Share Purchase Agreement and a Subscription Agreement with Levon Resources Ltd. (“Levon Resources”). The Share Purchase Agreement and Subscription Agreement provided for the sale to Levon Resources of 1,954,336 shares of the Company’s common stock for $5.04 per share, or $9,850,000 in the aggregate. The transaction was completed and the shares were issued on October 20, 2014. Immediately following the sale, Levon Resources beneficially owned approximately 9.9% of our outstanding common stock. The sale and exchange were completed on equivalent terms to other investors purchasing in the private placement.

Transactions with Frost Gamma

On July 23, 2014, the Company entered into a Unit Purchase Agreement and a Subscription Agreement with Frost Gamma Investments Trust (“Frost Gamma”). The Unit Purchase Agreement and Subscription Agreement provided for the sale to Frost Gamma of 24,510 units of common stock and warrants, with each unit consisting of one share of common stock and a warrant to purchase 0.4 shares of common stock, having an exercise price of $8.10, at a purchase price of $6.12 per unit. The transaction was completed and the shares and warrants were issued on July 30, 2014. The sale and exchange were completed on equivalent terms to other investors purchasing in the private placement.

Transactions or Relationships with or involving Mr. Honig

In July 2014, we sold to Mr. Honig 302,288 shares of common stock and warrants to purchase 120,915 shares of common stock in private placements for a purchase price of approximately $1.9 million. The sale was completed on equivalent terms to other investors purchasing in the private placements.

In October 2014, we sold to Mr. Honig 29,762 shares of common stock for a purchase price of $5.04 per share, or $150,000 in the aggregate, as part of a private placement involving Levon Resources. The sale was completed on equivalent terms to other investors purchasing in the private placement.

In April 2015, we sold to Mr. Honig 427,351 units of the Company’s securities for a purchase price of $5.85 per unit, or $2,500,000 in the aggregate, as part of a private placement, with each unit comprised of one share of common stock and a 24-month warrant to purchase 0.4 of a share of the Company’s common stock. The sale was completed on equivalent terms to other investors purchasing in the private placement.

In February 2016, we sold to Mr. Honig 367,647 shares of our common stock for a purchase price of $3.40 per share, or approximately $1,250,000 in the aggregate, as part of a private placement.

 Board Independence

We currently have four directors serving on our Board of Directors: Messrs. Alfers, Honig, Karr, and Morrison. Mr. Branham served on the Board from June 9, 2015 to September 4, 2015. We have determined Mr. Morrison, Mr. Honig, and Mr. Karr are, Mr. Branham was independent directors of the Company in accordance with definition of independence set forth in the rules of The Nasdaq Stock Market. Each director who is a member of a committee subject to independence standards under the rules of The Nasdaq Stock Market is independent under such standards. In reaching these determinations, the Board of Directors considered payments for consulting services made to Mr. Karr prior to his appointment to the Board, payments for consulting services made to Mr. Morrison prior to the formation of the Audit Committee and the Company’s uplisting to The Nasdaq Stock Market and fees paid to Mr. Morrison for his service on the Technical Committee.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets out the aggregate fees billed by KBL, LLP for the fiscal years ended December 31, 2015 and 2014 for the categories of fees described.

	Fiscal Year Ended December 31,
	2015	2014
Audit Fees (1)	$76,072	$75,850
Audit-Related Fees (2)	—	4,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$76,072	$79,850

(1) Audit fees include fees for services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements.

(2) Audit-related fees include fees related to the review of the Company’s SEC filings.

The Audit Committee charter includes certain policies and procedures regarding the pre-approval of audit and non-audit services performed by an outside accountant. The Audit Committee is required to pre-approve all engagement letters and fees for all auditing services (including providing comfort letters in connection with securities underwritings) and non-audit services performed by the outside auditors, subject to any exception under Section 10A of the Securities Exchange Act of 1934 and any rules promulgated thereunder. Pre-approval authority may be delegated to a committee member or a subcommittee, and any such member or subcommittee must report any decisions to the full committee at its next scheduled meeting. All of the fees and services provided by KBL subsequent to the formation of the Audit Committee in June 2015 were approved by the Audit Committee pursuant to its pre-approval policy as provided in the Audit Committee charter.

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

Dated: April 29, 2016	PERSHING GOLD CORPORATION Registrant

	By:	/s/ Stephen Alfers
Stephen Alfers Chief Executive Officer and President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Alfers	Chief Executive Officer and President (Principal Executive Officer) and Chairman of the Board of Directors	April 29, 2016
Stephen Alfers

/s/ Eric Alexander	Vice President Finance and Controller (Principal Financial and Accounting Officer)	April 29, 2016
Eric Alexander

/s/ Barry Honig	Director	April 29, 2016
Barry Honig

/s/ Edward Karr	Director	April 29, 2016
Edward Karr

/s/ Alex Morrison	Director	April 29, 2016
Alex Morrison