Form 10-Q
period 2016-03-31
Pershing Gold Corp.
filed 2016-05-13
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2016, there were 26,106,654 shares of common stock, par value $0.0001, outstanding.

PERSHING GOLD CORPORATION

ITEM 1 Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,310,289	$3,237,384
Restricted cash	2,250,000	2,250,000
Other receivables	-	70,145
Prepaid expenses and other current assets	718,974	899,228

Total Current Assets	17,279,263	6,456,757

NON - CURRENT ASSETS:
Property and equipment, net	5,044,382	5,321,895
Mineral rights	22,786,912	22,786,912
Reclamation bond deposit	25,000	25,000
Deposit	3,884	3,884

Total Non - Current Assets	27,860,178	28,137,691

Total Assets	$45,139,441	$34,594,448

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$623,204	$538,161
Note payable - current portion	10,924	17,319
Deferred rent	5,238	5,217

Total Current Liabilities	639,366	560,697

LONG-TERM LIABILITIES:
Deferred rent - long term portion	9,815	10,771
Asset retirement obligation	793,270	783,539

Total Liabilities	1,442,451	1,355,007

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($0.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of March 31, 2016 and December 31, 2015)	-	-
Convertible Series B Preferred stock ($0.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding as of March 31, 2016 and December 31, 2015)	-	-
Convertible Series C Preferred stock ($0.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding as of March 31, 2016 and December 31, 2015)	-	-
Convertible Series D Preferred stock ($0.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of March 31, 2016 and December 31, 2015)	-	-
Convertible Series E Preferred stock ($0.0001 Par Value; 15,151 Shares Authorized; 9,274 and 9,375 shares issued and outstanding as of March 31, 2016 and December 31, 2015)	1	1
Common stock ($0.0001 Par Value; 200,000,000 Shares Authorized; 26,101,811 and 21,723,049 shares issued and outstanding as of March 31, 2016 and December 31, 2015)	2,610	2,173
Additional paid-in capital	187,725,328	170,529,953
Accumulated deficit	(144,030,949)	(137,292,686)

Total Stockholders' Equity	43,696,990	33,239,441

Total Liabilities and Stockholders' Equity	$45,139,441	$34,594,448

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes	1,060,368	1,079,845
Exploration costs	430,220	1,441,596
Consulting fees	649,730	301,106
General and administrative expenses	995,697	1,233,382

Total operating expenses	3,136,015	4,055,929

Loss from operations	(3,136,015)	(4,055,929)

Other income (expenses):
Interest expense and other finance costs, net of interest income	(2,683)	(307)

Total other income (expenses) - net	(2,683)	(307)

Loss before provision for income taxes	(3,138,698)	(4,056,236)

Provision for income taxes	-	-

Net loss	$(3,138,698)	$(4,056,236)

Preferred deemed dividend	(3,599,565)	-

Net loss available to common stockholders	$(6,738,263)	$(4,056,236)

Net loss per common share, basic and diluted	$(0.30)	$(0.21)

Weighted average common shares outstanding - basic and diluted	22,814,148	19,744,780

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,138,698)	$(4,056,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	277,513	283,479
Accretion	9,731	11,537
Stock-based compensation	352,689	512,109

Changes in operating assets and liabilities:
Other receivables	70,145	-
Prepaid expenses and other current assets	180,254	138,549
Accounts payable and accrued expenses	85,043	(408,290)
Deferred rent	(935)	-

NET CASH USED IN OPERATING ACTIVITIES	(2,164,258)	(3,518,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	-	(6,000,000)
Asset retirement obligation settled	-	(18,737)
Purchase of property and equipment	-	(91,909)

NET CASH USED IN INVESTING ACTIVITIES	-	(6,110,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	13,243,558	-
Payments on notes payable	(6,395)	(5,937)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,237,163	(5,937)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,072,905	(9,635,435)

CASH AND CASH EQUIVALENTS- beginning of period	3,237,384	15,147,837

CASH AND CASH EQUIVALENTS- end of period	$14,310,289	$5,512,402

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,898	$741
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Preferred stock deemed dividend	$3,599,565	$-

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its majority-owned subsidiaries as of March 31, 2016. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2016, and the results of operations and cash flows for the three months ended March 31, 2016 have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2015, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 22, 2016. The consolidated balance sheet as of December 31, 2015, contained herein, was derived from those financial statements.

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, the valuation of deferred tax assets and liabilities, including valuation allowance, amounts and timing of closure obligations, the assumptions used to calculate fair value of restricted stock units, options and warrants granted, stock-based compensation, beneficial conversion on preferred stock, capitalized mineral rights, asset valuations, timing of the performance criteria of restricted stock units and the fair value of common stock issued.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At March 31, 2016, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market values based on the short-term maturity of these instruments. The carrying amount of the note payable at March 31, 2016 approximates its respective fair value based on the Company’s incremental borrowing rate.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $718,974 and $899,228 at March 31, 2016 and December 31, 2015, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting and business advisory services, insurance premiums, drilling services, mining claim fees and mineral lease fees which are being amortized over the terms of their respective agreements.

Mineral property acquisition and exploration costs

Costs of leasing, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established.

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

MARCH 31, 2016

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment of its long-lived assets at March 31, 2016 and December 31, 2015, respectively.

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

MARCH 31, 2016

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

MARCH 31, 2016

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

In April 2015, FASB issued ASU 2015-03, “Interest – Imputation of Interest” (Subtopic 835-30) which focuses on simplifying the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The ASU is effective for periods beginning after December 15, 2015 for public companies. The Company’s adoption did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

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

MARCH 31, 2016

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 3 — MINERAL PROPERTIES (continued)

Newmont Leased Property

As part of the Asset Purchase Agreement transactions, Newmont and the Company entered into an amendment of the 2006 Minerals Lease and Sublease (the “Third Amendment”), pursuant to which the Company agreed to a $2.6 million work commitment on the properties remaining subject to the 2006 Minerals Lease and Sublease to be expended by the seventh anniversary of the effective date of the Third Amendment. As of December 2015, the most recent cost reporting date, the Company can credit approximately $2.6 million in exploration expenditures already incurred against the $2.6 million work commitment.

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

General

The Company has posted a statewide surface management surety bond with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in an amount of approximately $5.6 million, which is approximately $108,000 in excess of the coverage requirement as of March 31, 2016, to reclaim land disturbed in its exploration and mining operations. The surface management surety bond is provided through a third-party insurance underwriter. When the bond was issued in November 2013, the Company was required to place $2,250,000, or 45% of the original $5.0 million bond, in a collateral account. No further collateral has been required for subsequent increases in the bond amount. The funds deposited in the collateral account are classified as restricted cash on the Company’s balance sheet.

As of March 31, 2016, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	March 31, 2016 (Unaudited)	December 31, 2015
Relief Canyon Mine — Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine — Newmont Properties	13,709,441	13,709,441
Pershing Pass Property	576,400	576,400

	$22,786,912	$22,786,912

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	March 31, 2016 (Unaudited)	December 31, 2015
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	402,835	402,835
Land	—	358,886	358,886
Building and improvements	5 - 25 years	812,967	812,967
Site costs	10 years	1,400,197	1,400,197
Crushing system	20 years	2,482,976	2,482,976
Process plant and equipment	10 years	3,486,864	3,486,864
Vehicles and mining equipment	5 - 10 years	699,025	699,025
		9,700,745	9,700,745
Less: accumulated depreciation		(4,656,363)	(4,378,850)

		$5,044,382	$5,321,895

For the three months ended March 31, 2016 and 2015, depreciation expense amounted to $277,513 and $283,479, respectively.

NOTE 5 — NOTES PAYABLE

In August 2012, the Company issued a note payable in the amount of $92,145 in connection with the acquisition of mining equipment. The note payable bears interest at approximately 7% per annum and is secured by a lien on the mining equipment. The note is payable in 48 equal monthly payments of $2,226.

Notes payable — short and long term portion consisted of the following:

	March 31, 2016 (Unaudited)	December 31, 2015
Total notes payable	$10,924	$17,319
Less: current portion	(10,924)	(17,319)
Long term portion	$-	$-

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

In conjunction with the permit approval permitting the Company to resume mining in the existing open pits at the Relief Canyon Mine during the third quarter of 2014, the Company has recorded an asset retirement obligation based upon the reclamation plan submitted in connection with the permit.

The following table summarizes activity in the Company’s ARO:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Balance, beginning of period	$783,539	$798,605
Accretion expense	9,731	11,537
Reclamation expenditures	-	(18,737)
Additions and changes in estimates	-	(21,643)
Balance, end of period	$793,270	$769,762

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Series A Convertible Preferred Stock

As of March 31, 2016, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value, were authorized with none outstanding.

Series B Convertible Preferred Stock

As of March 31, 2016, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value, were authorized with none outstanding.

Series A Convertible Preferred Stock

As of March 31, 2016, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series B Convertible Preferred Stock

As of March 31, 2016, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series C Convertible Preferred Stock

As of March 31, 2016, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value, were authorized with none outstanding.

9% Series D Cumulative Preferred Stock

As of March 31, 2016, 7,500,000 shares of Series D Preferred Stock, $0.0001 par value, were authorized with none outstanding.

Series E Convertible Preferred Stock

As of March 31, 2016, 15,151 shares of Series E Preferred Stock, $0.0001 par value, were authorized with 9,274 Series E Preferred shares outstanding.

During February 2016 a holder of Series E Preferred Stock converted one Series E share into 292 shares of the Company’s Common Stock.

During March 2016 a holder of Series E Preferred Stock converted 100 Series E shares into 30,461 shares of the Company’s Common Stock.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Preferred Deemed Dividend

As a result of the February 4, 2016 private placement, the conversion price for the Series E Preferred Stock was reduced effective February 4, 2016 from $5.04 to $3.40 per share of Series E Preferred Stock. Following this adjustment, each share of Series E Preferred Stock was convertible into the number of shares of common stock obtained by dividing the Series E Original Issue Price, of $990.00, by the adjusted conversion price, resulting in each share of Series E Preferred Stock being convertible into approximately 291.176 shares of common stock. A total of 9,375 shares of Series E Preferred Stock remained outstanding at the time of adjustment, and as a result of the adjustment, were convertible into approximately 2,729,780 shares of common stock in the aggregate, compared to 1,841,528 shares of Common Stock prior to the adjustment. The adjusted conversion price generated additional value to the convertibility feature of the Series E Preferred Stock. Accordingly, the Company recorded a preferred deemed dividend of approximately $3.02 million for the additional value of the beneficial conversion feature in February 2016, the period of the adjustment.

Additionally, in connection with the private placement on February 25, 2016, the conversion price for the Series E Preferred Stock was further reduced effective February 25, 2016 from $3.40 to $3.25 per share of Series E Preferred Stock. Following this adjustment, each share of Series E Preferred Stock is convertible into the number of shares of Common Stock obtained by dividing the Series E Original Issue Price, of $990.00, by the adjusted conversion price, resulting in each share of Series E Preferred Stock being convertible into approximately 304.615 shares of Common Stock. A total of 9,374 shares of Series E Preferred Stock remained outstanding at the time of adjustment, and as a result of the adjustment, are convertible into approximately 2,855,469 shares of Common Stock in the aggregate, compared to 2,729,489 shares of Common Stock prior to the adjustment. The adjusted conversion price generated additional value to the convertibility feature of the Series E Preferred Stock. Accordingly, the Company recorded an additional preferred deemed dividend of approximately $580,000 for the additional value of the beneficial conversion feature in February 2016, the period of the adjustment.

Common Stock

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

On March 28, 2016, the Company issued 1,850,000 Units, with each Unit comprised of one share of Common Stock and a 30 month warrant to purchase 0.5 of a share of Common Stock at an exercise price of $4.35, for a total of 1,850,000 shares of Common Stock and warrants to acquire an additional 925,000 shares of Common Stock. The Company received net proceeds of approximately $6.0 million after legal fees and expenses.

In connection with these private placements, certain FINRA broker-dealers acted on behalf of the Company and were paid aggregate cash commissions of approximately $695,000 and reimbursed for expenses of approximately $25,000 and were granted 30 month warrant to acquire an aggregate of 261,590 shares of Common Stock at an exercise price of $5.06.

Additionally, the Company paid a total of approximately $191,000 of legal fees and expenses in connection with the February 2016 and March 2016 private placements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Common stock for services

In March 2016, the Company issued an aggregate of 9,480 shares of its common stock to two consultants in connection with services rendered. The Company valued these common shares at the fair value ranging from $3.70 to $3.90 per common share or $35,600 based on the quoted trading price on the grant date. In connection with issuance of these common shares, the Company recorded stock-based consulting of $35,600 for the three months ended March 31, 2016.

Restricted Stock Units

During the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense in connection with restricted stock and restricted stock unit awards of $317,089 and $487,800, respectively.  At March 31, 2016, there was a total of $4,372,597 of unrecognized compensation expense in connection with restricted stock and restricted stock unit awards.

A summary of the status of the restricted stock units as of March 31, 2016, and of changes in restricted stock units outstanding during the three months ended March 31, 2016, is as follows:

	Three Months Ended March 31, 2016
	Restricted Stock Unit	Weighted Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2015	842,770	$5.60
Granted	-	-
Vested and converted	-	-
Forfeited	-	-
Outstanding at March 31, 2016	842,770	$5.60

Common Stock Options

A summary of the Company’s outstanding stock options as of March 31, 2016 and changes during the period then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2015	1,811,121	$7.20	6.15
Granted	—	—	—
Exercised	—	—	—
Forfeited	(8,334)	7.92	—
Cancelled	—	—	—
Balance at March 31, 2016	1,802,787	7.20	5.93

Options exercisable at end of period	1,802,787	$7.20
Options expected to vest	—
Weighted average fair value of options granted during the period		$—

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of March 31, 2016 and changes during the period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2015	2,810,579	$7.55	1.07
Granted	2,247,019	4.77	2.50
Cancelled	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at March 31, 2016	5,057,598	$6.31	1.53

Warrants exercisable at March 31, 2016	2,810,579	$7.55	1.07

Weighted average fair value of warrants granted during the period		$4.77

On February 25, 2016, the Company granted 1,060,429 30 month warrants to purchase shares of Common Stock at an exercise price of $5.06 per share in connection with a private placement sale. The warrants are exercisable six months and a day after issuance and will expire on August 25, 2018. The Company also granted 30 month warrants to acquire an aggregate of 261,590 shares of Common Stock at an exercise price of $5.06 to a certain FINRA broker-dealer who acted on behalf of the Company.

On March 28, 2016, the Company granted 925,000 30 month warrants to purchase shares of Common Stock at an exercise price of $4.35 per share in connection with a private placement sale.

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

	For the Three Months ended March 31, 2016	For the Three Months ended March 31, 2015
Numerator:
Net loss available to common stockholders	$(6,738,263)	$(4,056,236)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	22,814,148	19,744,780

Net loss per common share, basic and diluted	$(0.30)	$(0.21)

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 8 — NET LOSS PER COMMON SHARE (continued)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. In periods where the Company has a net loss, all dilutive securities are excluded.

	March 31, 2016	March 31, 2015
Common stock equivalents:
Stock options	1,802,787	1,811,121
Stock warrants	5,057,598	2,122,516
Restricted stock units	842,770	19,158
Convertible preferred stock	2,825,007	1,851,340
Total	10,528,162	5,804,135

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its corporate facility, and certain office equipment, in Lakewood, Colorado under operating leases with expiration dates through 2018. In April 2015, the Company executed a new operating lease agreement for its corporate facility in Lakewood, Colorado. The new lease is for a period of 39 months commencing in May 2015 and expiring in July 2018. The Company recognized total deferred rent of $15,053 ($5,238 current portion and $9,815 long term portion) in connection with this lease agreement as of March 31, 2016. Rent expense was $17,546 and $11,651 for the three months ended March 31, 2016 and 2015, respectively.

Future minimum rental payments required under operating leases are as follows:

2016	$61,258
2017	83,343
2018	45,455
$190,056

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

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Forward-Looking Statements

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward-looking statements include, without limitation, statements relating to our business goals, planned exploration and metallurgical work, business strategy, planned engineering studies, planned permitting activities, plans to complete an updated estimate of mineralized material, plans to complete preliminary economic analysis and certain pre-feasibility level studies of the Relief Canyon Mine, our efforts to obtain external financing and our liquidity and capital resources outlook.  Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Our actual results may differ materially from those contemplated by the forward-looking statements, which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Important factors that could cause actual results to differ materially from those anticipated in forward-looking statements include, without limitation, results of future exploration, engineering studies and planned economic studies on our Relief Canyon properties; increases in estimates or costs of exploration and other activities; our ability to raise necessary capital to conduct our exploration and other activities and do so on acceptable terms or at all; results from exploration and changes in interpretations of geological, metallurgical or other technical information; problems or delays in permitting or other government approvals; and the matters described in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

During the three months ended March 31, 2016, we focused primarily on the initiation of our 2016 drilling program expanding the Relief Canyon Mine deposit; continuing permitting, engineering and other work related to the potential commencement of mining at the Relief Canyon Mine, and financing efforts. An overview of certain significant events during the three month period follows:

•	During the period, we compiled the results of our 2015 core-drilling program at our Relief Canyon mine to progress an updated mineralized material estimate and preliminary economic analysis.

•	During the period, we continued to advance our Plan of Operations Modification for the Relief Canyon Mine Expansion with the BLM.

•	In February 2016 we completed two private placements and raised approximately $8.1 million in gross proceeds, or $7.4 million in net proceeds after commissions, expenses and legal fees, through the issuance of a total of 2,488,529 shares of our Common Stock and warrants to purchase 1,322,019 shares of our Common Stock at an exercise price of $5.06 per share.

•	In March 2016 we completed a private placement and raised approximately $6.0 million in net proceeds after expenses and legal fees, through the issuance of a total of 1,850,000 shares of our Common Stock and warrants to purchase 925,000 shares of our Common Stock at an exercise price of $4.35 per share.

Results of Operations

Three months ended March 31, 2016 and 2015

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the three months ended March 31, 2016 and 2015.

Operating Expenses

Total operating expenses for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, were approximately $3.1 million and $4.0 million, respectively. The $0.9 million decrease in operating expenses for the three months ended March 31, 2016 is comprised largely of a $1 million decrease in exploration expenses on our Relief Canyon properties to approximately $0.4 million from $1.4 million in the prior period due to less direct drilling activities during the current period, and a decrease of $0.2 million in general and administrative expenses to approximately $1 million from $1.2 million in the prior period, primarily for public company expenses and legal costs offset by an increase of $0.3 million in consulting expense to approximately $0.6 million from $0.3 million in the prior period as a result of increase in investor relations and business advisory services.

Loss from Operations

We reported loss from operations of $3.1 million and $4.0 million for the three months ended March 31, 2016 and 2015, respectively. The decreases in operating loss were due primarily to the decreases in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately ($2,700) and ($300) for the three months ended March 31, 2016 and 2015, respectively. The change in other income (expense) is primarily attributable to an increase in interest expense.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of ($3.1) million for the three months ended March 31, 2016 as compared to a net loss of ($4.0) million for the three months ended March 31, 2015.

Liquidity and Capital Resources

At March 31, 2016, our cash and cash equivalents totaled $14.3 million. Our cash and cash equivalents increased during the three months ended March 31, 2016 by $11.1 million from our cash and cash equivalents balance at December 31, 2015 of $3.2 million. The increase in cash and cash equivalents was primarily the result of cash provided by financing activities of approximately $13.2 million in connection with the proceeds received from private placements. The increase was partly offset by cash used in operations of $2.2 million that was comprised of exploration expenditures, primarily at the Relief Canyon mine focused on increasing and upgrading our current estimate of mineralized material, and general and administrative expenses, including consultant fees, compensation costs, legal fees and public company expenses.

We plan the following expenditures for the remainder of fiscal year 2016:

•	$4.3 million on general and administrative expenses (including employee salaries, public company expenses, consultants, land holding costs and annual insurance premium renewals);

•	$0.6 million on additional work at the Relief Canyon Mine including updated mineralized material estimates, further metallurgy tests, completion of a preliminary economic assessment, geographic surveys and certain pre-feasibility level studies.

•	$0.5 million on additional permitting and bonding, including an environmental assessment to expand the open-pit mines at the Relief Canyon mine property above the water table and the continuation of studies for expansion below the water table.

The actual amount we spend for year 2016 may vary significantly from the amounts specified above and will depend upon several factors, including the results of our geographic surveys, the results of a preliminary economic assessment of the Relief Canyon Mine, progress of the additional pre-feasibility studies, work related to the potential start of mining operations at the Relief Canyon Mine property, the timing of obtaining the necessary permitting approvals and whether we are able to raise additional external financing. We expect to require additional financing to fund operations in early to mid-2018.

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

In April 2015, FASB issued ASU 2015-03, “Interest – Imputation of Interest” (Subtopic 835-30) which focuses on simplifying the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The ASU is effective for periods beginning after December 15, 2015 for public companies. Our adoption of this ASU did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, amounts and timing of closure obligations, the assumptions used to calculate fair value of restricted stock units, options and warrants granted, stock-based compensation, beneficial conversion on preferred stock, capitalized mineral rights, asset valuations, timing of the performance criteria of restricted stock units and the fair value of common stock issued.

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

With respect to the quarterly period ended March 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

Not applicable.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On March 23, 2016, the Company issued 5,480 shares of common stock and 4,000 shares of common stock, respectively, to two consultants in exchange for services provided to the Company. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

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

Pershing Gold Corporation

Date: May 13, 2016	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2016	By:	/s/ Eric Alexander
Eric Alexander
Vice President Finance and Controller (Principal Financial Officer)

