Form 10-Q
period 2016-06-30
Pershing Gold Corp.
filed 2016-08-12
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2016, there were 26,206,570 shares of common stock, par value $0.0001, outstanding.

PERSHING GOLD CORPORATION

ITEM 1 Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,484,206	$3,237,384
Restricted cash	2,250,000	2,250,000
Other receivables	-	70,145
Prepaid expenses and other current assets	455,803	899,228

Total Current Assets	15,190,009	6,456,757

NON - CURRENT ASSETS:
Property and equipment, net	4,766,870	5,321,895
Mineral rights	22,786,912	22,786,912
Reclamation bond deposit	25,000	25,000
Deposit	3,884	3,884

Total Non - Current Assets	27,582,666	28,137,691

Total Assets	$42,772,675	$34,594,448

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$500,282	$538,161
Note payable	4,410	17,319
Deferred rent	5,737	5,217

Total Current Liabilities	510,429	560,697

LONG-TERM LIABILITIES:
Deferred rent - long term portion	8,381	10,771
Asset retirement obligation	803,000	783,539

Total Liabilities	1,321,810	1,355,007

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($0.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of June 30, 2016 and December 31, 2015)	-	-
Convertible Series B Preferred stock ($0.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding as of June 30, 2016 and December 31, 2015)	-	-
Convertible Series C Preferred stock ($0.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding as of June 30, 2016 and December 31, 2015)	-	-
Convertible Series D Preferred stock ($0.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of June 30, 2016 and December 31, 2015)	-	-
Convertible Series E Preferred stock ($0.0001 Par Value; 15,151 Shares Authorized; 8,946 and 9,375 shares issued and outstanding as of June 30, 2016 and December 31, 2015)	1	1
Common stock ($0.0001 Par Value; 200,000,000 Shares Authorized; 26,206,570 and 21,723,049 shares issued and outstanding as of June 30, 2016 and December 31, 2015)	2,621	2,173
Additional paid-in capital	188,717,861	170,529,953
Accumulated deficit	(147,269,618)	(137,292,686)

Total Stockholders' Equity	41,450,865	33,239,441

Total Liabilities and Stockholders' Equity	$42,772,675	$34,594,448

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes	1,611,127	987,958	2,671,495	2,067,803
Exploration cost	436,769	1,418,338	866,989	2,859,934
Consulting fees	257,478	361,662	907,208	662,768
General and administrative expenses	931,992	1,303,746	1,927,689	2,537,128

Total operating expenses	3,237,366	4,071,704	6,373,381	8,127,633

Loss from operations	(3,237,366)	(4,071,704)	(6,373,381)	(8,127,633)

Other income (expenses):
Interest expense and other finance costs, net of interest income	(1,303)	(551)	(3,986)	(858)

Total other income (expenses) - net	(1,303)	(551)	(3,986)	(858)

Loss before provision for income taxes	(3,238,669)	(4,072,255)	(6,377,367)	(8,128,491)

Provision for income taxes	-	-	-	-

Net loss	$(3,238,669)	$(4,072,255)	$(6,377,367)	$(8,128,491)

Preferred deemed dividend	-	-	(3,599,565)	-

Net loss available to common stockholders	$(3,238,669)	$(4,072,255)	$(9,976,932)	$(8,128,491)

Net loss per common share, basic and diluted	$(0.12)	$(0.19)	$(0.41)	$(0.40)

Weighted average common shares outstanding - basic and diluted	26,116,068	21,454,509	24,465,109	20,171,334

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,377,367)	$(8,128,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	555,025	565,663
Accretion	19,461	23,074
Stock-based compensation	1,372,246	924,224

Changes in operating assets and liabilities:
Other receivables	70,145	-
Prepaid expenses and other current assets	443,425	185,191
Accounts payable and accrued expenses	(37,879)	(144,548)
Deferred rent	(1,870)	11,697
Asset retirement obligation settled	-	(18,737)

NET CASH USED IN OPERATING ACTIVITIES	(3,956,814)	(6,581,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	-	(6,000,000)
Purchase of property and equipment	-	(91,909)

NET CASH USED IN INVESTING ACTIVITIES	-	(6,091,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	13,216,545	10,461,842
Payments on notes payable	(12,909)	(11,985)

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,203,636	10,449,857

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,246,822	(2,223,979)

CASH AND CASH EQUIVALENTS- beginning of period	3,237,384	15,147,837

CASH AND CASH EQUIVALENTS- end of period	$12,484,206	$12,923,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,703	$1,370
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Preferred stock deemed dividend	$3,599,565	$-

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

A wholly-owned subsidiary, Pershing Royalty Company, a Delaware corporation, was formed on May 17, 2012 to hold royalty interests in two gold exploration properties. On July 5, 2016 a wholly-owned subsidiary, Blackjack Gold Corporation, a Nevada corporation, was formed for potential purchases of exploration targets.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its majority-owned subsidiaries as of June 30, 2016. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2016, and the results of operations and cash flows for the six months ended June 30, 2016 have been included. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2015, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 22, 2016. The consolidated balance sheet as of December 31, 2015, contained herein, was derived from those financial statements.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At June 30, 2016, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market values based on the short-term maturity of these instruments. The carrying amount of the note payable at June 30, 2016 approximates its respective fair value based on the Company’s incremental borrowing rate.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $455,803 and $899,228 at June 30, 2016 and December 31, 2015, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting, public relations, and business advisory services, insurance premiums, drilling services, mining claim fees and mineral lease fees which are being amortized over the terms of their respective agreements.

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

JUNE 30, 2016

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment of its long-lived assets at June 30, 2016 and December 31, 2015, respectively.

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

JUNE 30, 2016

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

JUNE 30, 2016

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

In March 2016, FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718)”, or ASU 2016-09. ASU 2016-09 was issued as part of the FASB's simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. ASU 2016-09 focuses on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the effect of ASU 2016-09 for future periods.

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

JUNE 30, 2016

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 3 — MINERAL PROPERTIES (continued)

Newmont Leased Property

As part of the Asset Purchase Agreement transactions, Newmont and the Company entered into an amendment of the 2006 Minerals Lease and Sublease (the “Third Amendment”), pursuant to which the Company agreed to a $2.6 million work commitment on the properties remaining subject to the 2006 Minerals Lease and Sublease to be expended by the seventh anniversary of the effective date of the Third Amendment. Upon the eighth anniversary of the effective date of the Third Amendment, the Company shall pay an annual rental payment of $10.00 per acre if the Company does not incur $500,000 in qualified expenditures during the preceding year. Expenditures incurred in excess of the annual work commitment or rental payment obligation may be carried forward as credits against future annual work commitment obligations or rental payment obligations. As of June 15, 2016, the most recent cost reporting date, the Company can credit approximately $2.8 million in exploration expenditures already incurred against the $2.6 million work commitment and future rental payment obligations.

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

General

The Company has posted a statewide surface management surety bond with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in an amount of approximately $5.6 million, which is approximately $108,000 in excess of the coverage requirement as of June 30, 2016, to reclaim land disturbed in its exploration and mining operations. The surface management surety bond is provided through a third-party insurance underwriter. When the bond was issued in November 2013, the Company was required to place $2,250,000, or 45% of the original $5.0 million bond, in a collateral account. No further collateral has been required for subsequent increases in the bond amount. The funds deposited in the collateral account are classified as restricted cash on the Company’s balance sheet.

As of June 30, 2016, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	June 30, 2016 (Unaudited)	December 31, 2015
Relief Canyon Mine — Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine — Newmont Properties	13,709,441	13,709,441
Pershing Pass Property	576,400	576,400

	$22,786,912	$22,786,912

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	June 30, 2016 (Unaudited)	December 31, 2015
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	402,835	402,835
Land	—	358,886	358,886
Building and improvements	5 - 25 years	812,967	812,967
Site costs	10 years	1,400,197	1,400,197
Crushing system	20 years	2,482,976	2,482,976
Process plant and equipment	10 years	3,486,864	3,486,864
Vehicles and mining equipment	5 - 10 years	699,025	699,025
		9,700,745	9,700,745
Less: accumulated depreciation		(4,933,875)	(4,378,850)

		$4,766,870	$5,321,895

For the six months ended June 30, 2016 and 2015, depreciation expense amounted to $555,025 and $565,663, respectively.

NOTE 5 — NOTES PAYABLE

In August 2012, the Company issued a note payable in the amount of $92,145 in connection with the acquisition of mining equipment. The note payable bears interest at approximately 7% per annum and is secured by a lien on the mining equipment. The note is payable in 48 equal monthly payments of $2,226.

Notes payable — short and long term portion consisted of the following:

	June 30, 2016 (Unaudited)	December 31, 2015
Total notes payable	$4,410	$17,319
Less: current portion	(4.410)	(17,319)
Long term portion	$-	$-

The Company recognized interest expense of $446 and $1,370 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

In conjunction with the permit approval permitting the Company to resume mining in the existing open pits at the Relief Canyon Mine during the third quarter of 2014, the Company has recorded an asset retirement obligation based upon the reclamation plan submitted in connection with the permit.

The following table summarizes activity in the Company’s ARO:

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Balance, beginning of period	$783,539	$798,605
Accretion expense	19,461	23,074
Reclamation expenditures	-	(18,737)
Additions and changes in estimates	-	(21,643)
Balance, end of period	$803,000	$781,299

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Series A Convertible Preferred Stock

As of June 30, 2016, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series B Convertible Preferred Stock

As of June 30, 2016, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series C Convertible Preferred Stock

As of June 30, 2016, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value, were authorized with none outstanding.

9% Series D Cumulative Preferred Stock

As of June 30, 2016, 7,500,000 shares of Series D Preferred Stock, $0.0001 par value, were authorized with none outstanding.

Series E Convertible Preferred Stock

As of June 30, 2016, 15,151 shares of Series E Preferred Stock, $0.0001 par value, were authorized with 8,946 Series E Preferred shares outstanding.

During February 2016 a holder of Series E Preferred Stock converted one Series E share into 292 shares of the Company’s Common Stock.

During March 2016 a holder of Series E Preferred Stock converted 100 Series E shares into 30,461 shares of the Company’s Common Stock.

During June 2016 holders of Series E Preferred Stock converted 328 Series E shares into 99,916 shares of the Company’s Common Stock.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Additionally, the Company paid a total of approximately $219,000 of legal fees and expenses in connection with the February 2016 and March 2016 private placements.

Common stock for services

In March 2016, the Company issued an aggregate of 9,480 shares of its Common Stock to two consultants in connection with services rendered. The Company valued these common shares at the fair value ranging from $3.70 to $3.90 per common share or $35,600 based on the quoted trading price on the grant date. In connection with issuance of these common shares, the Company recorded stock-based consulting of $35,600 for the six months ended June 30, 2016.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

In May 2016, the Company issued an aggregate of 4,843 shares of its Common Stock to a consultant in connection with services rendered. The Company valued these common shares at the fair value of $4.12 per common share or $20,000 based on the quoted trading price on the grant date. In connection with issuance of these common shares, the Company recorded stock-based consulting of $20,000 for the six months ended June 30, 2016.

Restricted Stock Units

In June 2016, 120,000 incentive restricted stock units (“Incentive RSUs”) vested upon the attainment of certain performance-based milestones. Accordingly, stock-based compensation expense of $702,000 was recognized during the six months ended June 30, 2016.

On June 24, 2016, the Company granted 5,995 restricted stock units to one of the Company’s non-employee members of the board of directors. The fair market value on the date of grant was $25,239. The restricted stock units vest over a three year period. For each vested restricted stock unit, the holder will be entitled to receive one unrestricted share of the Company's Common Stock upon the holder's termination of service on the Company's board of directors or upon a change in control.

During the six months ended June 30, 2016 and 2015, the Company recorded total stock-based compensation expense in connection with restricted stock and restricted stock unit awards of $1,316,646 and $899,915, respectively.  At June 30, 2016, there was a total of $3,398,278 of unrecognized compensation expense in connection with restricted stock and restricted stock unit awards.

A summary of the status of the restricted stock units as of June 30, 2016, and of changes in restricted stock units outstanding during the six months ended June 30, 2016, is as follows:

	Six Months Ended June 30, 2016
	Restricted Stock Unit	Weighted Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2015	842,770	$5.60
Granted	5,995	4.21
Vested and converted	-	-
Forfeited	-	-
Outstanding at June 30, 2016	848,765	$5.67

Common Stock Options

A summary of the Company’s outstanding stock options as of June 30, 2016 and changes during the period then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2015	1,811,121	$7.20	6.15
Granted	—	—	—
Exercised	—	—	—
Forfeited	(16,668)	7.20	—
Cancelled	—	—	—
Balance at June 30, 2016	1,794,453	7.21	5.70

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Options exercisable at end of period	1,794,453	$7.21
Options expected to vest	—
Weighted average fair value of options granted during the period		$—

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of June 30, 2016 and changes during the period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2015	2,810,579	$7.55	1.07
Granted	2,247,019	4.77	2.50
Cancelled	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at June 30, 2016	5,057,598	$6.31	1.28

Warrants exercisable at June 30, 2016	2,810,579	$7.55	0.57

Weighted average fair value of warrants granted during the period		$4.77

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

	For the Six Months ended June 30, 2016	For the Six Months ended June 30, 2015
Numerator:
Net loss available to common stockholders	$(9,976,932)	$(8,128,491)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	24,465,109	20,171,334

Net loss per common share, basic and diluted	$(0.41)	$(0.40)

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 8 — NET LOSS PER COMMON SHARE (continued)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. In periods where the Company has a net loss, all dilutive securities are excluded.

	June 30, 2016	June 30, 2015
Common stock equivalents:
Stock options	1,794,453	1,811,121
Stock warrants	5,057,598	3,027,754
Restricted stock units	848,765	-
Convertible preferred stock	2,725,092	1,851,350
Total	10,425,908	6,690,225

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its corporate facility, and certain office equipment, in Lakewood, Colorado under operating leases with expiration dates through 2018. In April 2015, the Company executed a new operating lease agreement for its corporate facility in Lakewood, Colorado. The lease is for a period of 39 months commencing in May 2015 and expiring in July 2018. The Company recognized total deferred rent of $14,118 ($5,737 current portion and $8,381 long term portion) in connection with this lease agreement as of June 30, 2016. Rent expense was $17,546 and $27,270 for the six months ended June 30, 2016 and 2015, respectively.

Future minimum rental payments required under operating leases are as follows:

2016	$41,172
2017	83,343
2018	45,455
$169,970

Mining Leases

As more fully discussed in Note 3 — Mineral Properties, the Company leases certain mineral properties included in its Pershing Pass Property. The future minimum lease payments under these mining leases are as follows:

2016	$20,000
2017	25,000
2018	25,000
2019	25,000
2020	25,000
Thereafter	67,500
$187,500

NOTE 10 — SUBSEQUENT EVENTS

On July 5, 2016 a wholly-owned subsidiary, Blackjack Gold Corporation, a Nevada corporation, was formed for potential purchases of exploration targets.

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

Forward-Looking Statements

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward-looking statements include, without limitation, statements relating to our planned expenditures, business goals, planned exploration and metallurgical work, our 2016 drilling program, business strategy, planned permitting activities, geographic surveys and certain pre-feasibility level studies of the Relief Canyon mine, plans with respect to an environmental studies to expand the Relief Canyon open-pit mines, our efforts to obtain external financing, our liquidity and capital resources outlook and future financing requirements, and estimates and assumptions required under our financial statements.  Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Our actual results may differ materially from those contemplated by the forward-looking statements, which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Important factors that could cause actual results to differ materially from those anticipated in forward-looking statements include, without limitation, results of future exploration, engineering studies and planned pre-feasibility studies on our Relief Canyon properties; increases in estimates or costs of exploration and other activities; our ability to raise necessary capital to conduct our exploration and other activities and do so on acceptable terms or at all; results from exploration and changes in interpretations of geological, metallurgical or other technical information; problems or delays in permitting or other government approvals; and the matters described in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

During the six months ended June 30, 2016, we focused primarily on the development of our 2016 drilling program to expand the Relief Canyon Mine deposit; continuing permitting, engineering and other work related to the potential commencement of mining at the Relief Canyon Mine, and financing efforts. An overview of certain significant events during the six month period follows:

•	During the period, we compiled the results of our 2015 core-drilling program at our Relief Canyon mine to progress an updated mineralized material estimate and preliminary economic analysis.

•	During the period, we continued to advance our Plan of Operations Modification for the Relief Canyon Mine Expansion with the BLM.

•	In June 2016 Mine Development Associates (“MDA”) completed a Preliminary Economic Assessment (“PEA”) for our Relief Canyon gold mine. The work done to date as presented in the PEA prepared by MDA provides the economic data to support further efforts to advance the project.

•	In June 2016 we appointed D. Scott Barr to our Board of Directors. Mr. Barr possesses more than 35 years of metallurgical and mine operations experience.

•	In March 2016 we completed a private placement and raised approximately $6.0 million in net proceeds after expenses and legal fees, through the issuance of a total of 1,850,000 shares of our Common Stock and warrants to purchase 925,000 shares of our Common Stock at an exercise price of $4.35 per share.

•	In February 2016 we completed two private placements and raised approximately $8.1 million in gross proceeds, or $7.4 million in net proceeds after commissions, expenses and legal fees, through the issuance of a total of 2,488,529 shares of our Common Stock and warrants to purchase 1,322,019 shares of our Common Stock at an exercise price of $5.06 per share.

Results of Operations

Three and Six Months Ended June 30, 2016 and 2015

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the six months ended June 30, 2016 and 2015.

Operating Expenses

Total operating expenses for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, were approximately $3.2 million and $4.1 million, respectively. The $0.9 million decrease in operating expenses for the three months ended June 30, 2016 is comprised largely of a $1.0 million decrease in exploration expenses on our Relief Canyon properties to approximately $0.4 million from $1.4 million in the prior period due to less direct drilling activities during the current period, a decrease of $0.4 million in general and administrative expenses to approximately $0.9 million from $1.3 million in the prior period, primarily due to decreased public company expenses and legal costs and a decrease of $0.1 million in consulting fees to approximately $0.3 million from $0.4 million in the prior period. Such decrease was offset by an increase of $0.6 million in compensation expense to approximately $1.6 million from $1.0 million in the prior period as a result of an increase in recognition of stock based compensation related to vested restricted stock units.

Total operating expenses for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, were approximately $6.4 million and $8.1 million, respectively. The $1.7 million decrease in operating expenses for the six months ended June 30, 2016 is comprised largely of a $2 million decrease in exploration expenses on our Relief Canyon properties to approximately $0.9 million from $2.9 million in the prior period due to less direct drilling activities during the current six month period, and a decrease of $0.6 million in general and administrative expenses to approximately $1.9 million from $2.5 million in the prior period, primarily due to decreased public company expenses and legal costs offset by an increase of $0.3 million in consulting expense to approximately $0.9 million from $0.6 million in the prior period as a result of increase in investor relations and business advisory services and an increase of $0.6 million in compensation expense to approximately $2.7 million from $2.1 million in the prior period as a result of an increase in recognition of stock based compensation related to vested restricted stock units.

Loss from Operations

We reported loss from operations of $3.2 million and $4.1 million for the three months ended June 30, 2016 and 2015, respectively. We reported loss from operations of $6.4 million and $8.1 million for the six months ended June 30, 2016 and 2015, respectively. The decreases in operating loss were due primarily to the decreases in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately ($1,300) and ($600) for the three months ended June 30, 2016 and 2015, respectively. Total other income (expense) was approximately ($4,000) and ($900) for the six months ended June 30, 2016 and 2015, respectively. The change in other income (expense) is primarily attributable to an increase in interest expense.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($3.2) million for the three months ended June 30, 2016 as compared to a net loss of ($4.1) million for the three months ended June 30, 2015. We reported a net loss of ($6.4) million for the six months ended June 30, 2016 as compared to a net loss of ($8.1) million for the six months ended June 30, 2015.

Liquidity and Capital Resources

At June 30, 2016, our cash and cash equivalents totaled $12.5 million. Our cash and cash equivalents increased during the six months ended June 30, 2016 by $9.2 million from our cash and cash equivalents balance at December 31, 2015 of $3.2 million. The increase in cash and cash equivalents was primarily the result of cash provided by financing activities of approximately $13.2 million in connection with the proceeds received from private placements. The increase was partly offset by cash used in operations of $4.0 million that was comprised of exploration expenditures, primarily at the Relief Canyon mine focused on increasing and upgrading our current estimate of mineralized material, and general and administrative expenses, including consultant fees, compensation costs, legal fees and public company expenses.

We plan the following expenditures for the remainder of fiscal year 2016:

•	$2.4 million on general and administrative expenses (including employee salaries, public company expenses, consultants, land holding costs and annual insurance premium renewals);

•	$2.4 million on additional work at the Relief Canyon Mine including our 2016 drilling program, further metallurgy tests, geographic surveys and certain pre-feasibility level studies; and

•	$0.4 million on additional permitting and bonding, including an environmental assessment to expand the open-pit mines at the Relief Canyon mine property above the water table and the continuation of studies for expansion below the water table.

The actual amount we spend for year 2016 may vary significantly from the amounts specified above and will depend upon several factors, including the results of our geographic surveys, progress of the additional pre-feasibility studies and work to develop an economically feasible mining and processing plan, and the timing of obtaining the necessary permitting approvals. We expect to require additional financing to fund operations in early 2018.

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

In March 2016, FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718)”, or ASU 2016-09. ASU 2016-09 was issued as part of the FASB's simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. ASU 2016-09 focuses on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the effect of ASU 2016-09 for future periods.

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

With respect to the quarterly period ended June 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

Not applicable.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2016, the Company issued 4,843 shares of Common Stock to a consultant in exchange for services provided to the Company. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

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

Pershing Gold Corporation

Date: August 11, 2016	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2016	By:	/s/ Eric Alexander
Eric Alexander
Vice President Finance and Controller
(Principal Financial Officer)

