Form 10-Q
period 2016-09-30
Pershing Gold Corp.
filed 2016-11-10
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 10, 2016, there were 26,206,570 shares of common stock, par value $0.0001, outstanding.

PERSHING GOLD CORPORATION

ITEM 1 Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,704,922	$3,237,384
Restricted cash	2,250,000	2,250,000
Other receivables	4,492	70,145
Prepaid expenses and other current assets	477,906	899,228

Total Current Assets	12,437,320	6,456,757

NON - CURRENT ASSETS:
Property and equipment, net	4,495,800	5,321,895
Mineral rights	22,786,912	22,786,912
Reclamation bond deposit	25,000	25,000
Deposit	3,884	3,884

Total Non - Current Assets	27,311,596	28,137,691

Total Assets	$39,748,916	$34,594,448

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$851,944	$538,161
Note payable	-	17,319
Deferred rent	6,237	5,217

Total Current Liabilities	858,181	560,697

LONG-TERM LIABILITIES:
Deferred rent - long term portion	6,447	10,771
Asset retirement obligation	812,731	783,539

Total Liabilities	1,677,359	1,355,007

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($0.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of September 30, 2016 and December 31, 2015)	-	-
Convertible Series B Preferred stock ($0.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding as of September 30, 2016 and December 31, 2015)	-	-
Convertible Series C Preferred stock ($0.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding as of September 30, 2016 and December 31, 2015)	-	-
Convertible Series D Preferred stock ($0.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of September 30, 2016 and December 31, 2015)	-	-
Convertible Series E Preferred stock ($0.0001 Par Value; 15,151 Shares Authorized; 8,946 and 9,375 shares issued and outstanding as of September 30, 2016 and December 31, 2015)	1	1
Common stock ($0.0001 Par Value; 200,000,000 Shares Authorized; 26,206,570 and 21,723,049 shares issued and outstanding as of September 30, 2016 and December 31, 2015)	2,621	2,173
Additional paid-in capital	188,969,747	170,529,953
Accumulated deficit	(150,900,812)	(137,292,686)

Total Stockholders' Equity	38,071,557	33,239,441

Total Liabilities and Stockholders' Equity	$39,748,916	$34,594,448

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes	889,726	1,129,967	3,561,221	3,197,770
Exploration cost	1,536,575	3,389,808	2,403,564	6,249,742
Consulting fees	188,427	290,412	1,095,635	953,180
General and administrative expenses	1,016,184	1,129,254	2,943,873	3,666,382

Total operating expenses	3,630,912	5,939,441	10,004,293	14,067,074

Loss from operations	(3,630,912)	(5,939,441)	(10,004,293)	(14,067,074)

Other income (expenses):
Interest expense and other finance costs, net of interest income	(282)	(441)	(4,268)	(1,299)

Total other income (expenses) - net	(282)	(441)	(4,268)	(1,299)

Loss before provision for income taxes	(3,631,194)	(5,939,882)	(10,008,561)	(14,068,373)

Provision for income taxes	-	-	-	-

Net loss	$(3,631,194)	$(5,939,882)	$(10,008,561)	$(14,068,373)

Preferred deemed dividend	-	-	(3,599,565)	-

Net loss available to common stockholders	$(3,631,194)	$(5,939,882)	$(13,608,126)	$(14,068,373)

Net loss per common share, basic and diluted	$(0.14)	$(0.27)	$(0.54)	$(0.67)

Weighted average common shares outstanding - basic and diluted	26,206,570	21,709,882	25,049,831	20,977,050

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(10,008,561)	$(14,068,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	829,260	847,327
Accretion	29,192	34,611
Stock-based compensation	1,634,189	1,461,711

Changes in operating assets and liabilities:
Other receivables	65,653	-
Prepaid expenses and other current assets	421,322	439,601
Accounts payable and accrued expenses	313,783	126,674
Deferred rent	(3,304)	16,923
Asset retirement obligation settled	-	(18,737)

NET CASH USED IN OPERATING ACTIVITIES	(6,718,466)	(11,160,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	-	(6,000,000)
Purchase of property and equipment	(3,165)	(91,909)

NET CASH USED IN INVESTING ACTIVITIES	(3,165)	(6,091,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	13,206,488	10,461,842
Payments on notes payable	(17,319)	(18,146)

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,189,169	10,443,696

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,467,538	(6,808,476)

CASH AND CASH EQUIVALENTS- beginning of period	3,237,384	15,147,837

CASH AND CASH EQUIVALENTS- end of period	$9,704,922	$8,339,361

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$5,406	$1,886
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Preferred stock deemed dividend	$3,599,565	$-

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of September 30, 2016. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2016, and the results of operations and cash flows for the nine months ended September 30, 2016 have been included. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2015, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 22, 2016. The consolidated balance sheet as of December 31, 2015, contained herein, was derived from those financial statements.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At September 30, 2016, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $477,906 and $899,228 at September 30, 2016 and December 31, 2015, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting, public relations, and business advisory services, insurance premiums, drilling services, mining claim fees and mineral lease fees which are being amortized over the terms of their respective agreements.

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

SEPTEMBER 30, 2016

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASC 930-805-30-1 and 30-2 provide that in fair valuing mineral assets, an acquirer should take into account both:

•           The value beyond proven and probable reserves (“VBPP”) to the extent that a market participant would include VBPP in determining the fair value of the assets.

•           The effects of anticipated fluctuations in the future market price of minerals in a manner that is consistent with the expectations of market participants.

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, generally one to twenty-five years.

Impairment of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to ASC 360, “Property, Plant and Equipment”. The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable. Long-lived assets in the exploration stage are monitored for impairment based on factors such as the Company’s continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company’s continued plans to fund exploration programs on the property, and whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered. The tests for long-lived assets in the exploration stage are monitored for impairment based on factors such as current market value of the long-lived assets and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment of its long-lived assets at September 30, 2016 and December 31, 2015, respectively.

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

SEPTEMBER 30, 2016

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

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

In November 2015, FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance in ASC Topic 740, “Income Taxes”, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect the impact of ASU 2015-17 to be material on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, “Leases” (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods and is applied retrospectively. Early adoption is permitted. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”). as part of FASB's simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. ASU 2016-09 focuses on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the effect of ASU 2016-09 for future periods.

In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company on January 1, 2018. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

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

SEPTEMBER 30, 2016

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

The primary term of the unpatented mining claim lease referenced above is ten years ending in January 2023, which may be extended as long as mineral exploration, development or mining continue on the property. Production from the lease is subject to a 1% net smelter return royalty on precious metals and a 0.5% net smelter royalty on all other metals produced from the leased property. Prior to production, and starting in September 2016, the Company is required to pay a $10,000 annual advance minimum royalty payment until September 2023. The annual advance minimum royalty payment increases to $12,500 in September 2023, to $15,000 in September 2028 and to $20,000 in September 2033.  The Company has the right to buy the leased claims at any time for $250,000.

Prior to one year after commercial production begins, the Company can repurchase up to 3% of the royalty on gold production at the rate of $600,000 for each 1%.

Newmont Properties

On April 5, 2012, the Company purchased from Victoria Gold Corp. and Victoria Resources (US) Inc. (collectively, “Victoria”) their interest in approximately 13,300 acres of mining claims and private lands adjacent to the Company’s original landholdings at the Relief Canyon Mine in Pershing County, Nevada.

Approximately 8,900 acres of the lands that the Company acquired from Victoria were a leasehold interest comprised of unpatented mining claims and private lands subject to a 2006 Mineral Lease and Sublease with Newmont USA Ltd. (“Newmont”), which the Company refers to as the Newmont Leased property. At that time, the Newmont Leased property consisted of 155 unpatented lode mining claims owned by Newmont comprising approximately 2,800 acres, approximately 4,900 acres of privately-owned fee minerals leased by Newmont from the owners, and 62 unpatented mining claims that were owned by Victoria within the Newmont Leased property and area of interest.

On January 14, 2015, the Company entered into an Asset Purchase Agreement with Newmont (the “Asset Purchase Agreement”) pursuant to which the Company acquired for $6.0 million, 74 unpatented mining claims totaling approximately 1,300 acres that the Company had previously leased from Newmont, and entered into a new mining lease directly with New Nevada Resources, LLC and New Nevada Lands, LLC for approximately 1,600 acres of fee, or private, land that the Company had previously subleased from Newmont.

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

SEPTEMBER 30, 2016

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

General

The Company has posted a statewide surface management surety bond with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in an amount of approximately $5.6 million, which is approximately $30,000 in excess of the coverage requirement as of September 30, 2016, to reclaim land disturbed in its exploration and mining operations. The surface management surety bond is provided through a third-party insurance underwriter. When the bond was issued in November 2013, the Company was required to place $2,250,000, or 45% of the original $5.0 million bond, in a collateral account. No further collateral has been required for subsequent increases in the bond amount. The funds deposited in the collateral account are classified as restricted cash on the Company’s balance sheet.

As of September 30, 2016, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	September 30, 2016 (Unaudited)	December 31, 2015
Relief Canyon Mine — Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine — Newmont Properties	13,709,441	13,709,441
Pershing Pass Property	576,400	576,400

	$22,786,912	$22,786,912

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	September 30, 2016 (Unaudited)	December 31, 2015
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	406,000	402,835
Land	—	358,886	358,886
Building and improvements	5 - 25 years	812,967	812,967
Site costs	10 years	1,400,197	1,400,197
Crushing system	20 years	2,482,976	2,482,976
Process plant and equipment	10 years	3,486,864	3,486,864
Vehicles and mining equipment	5 - 10 years	699,025	699,025
		9,703,910	9,700,745
Less: accumulated depreciation		(5,208,110)	(4,378,850)

		$4,495,800	$5,321,895

For the nine months ended September 30, 2016 and 2015, depreciation expense amounted to $829,260 and $847,327, respectively.

NOTE 5 — NOTES PAYABLE

In August 2012, the Company issued a note payable in the amount of $92,145 in connection with the acquisition of mining equipment. As of September 2016, the note payable was paid in full. The note payable bore interest at approximately 7% per annum and was secured by a lien on the mining equipment. The note was paid in 48 equal monthly payments of $2,226 through August 2016.

Notes payable — short and long term portion consisted of the following:

	September 30, 2016 (Unaudited)	December 31, 2015
Total notes payable	$-	$17,319
Less: current portion	-	(17,319)
Long term portion	$-	$-

The Company recognized interest expense of $488 and $1,886 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 6 — ASSET RETIREMENT OBLIGATIONS

In conjunction with the permit approval permitting the Company to resume mining in the existing open pits at the Relief Canyon Mine during the third quarter of 2014, the Company has recorded an asset retirement obligation based upon the reclamation plan submitted in connection with the permit.

The following table summarizes activity in the Company’s ARO:

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Balance, beginning of period	$783,539	$798,605
Accretion expense	29,192	34,611
Reclamation expenditures	-	(18,737)
Additions and changes in estimates	-	(21,643)
Balance, end of period	$812,731	$792,836

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Preferred Stock

The Company is authorized within the limitations and restrictions stated in the Amended and Restated Articles of Incorporation to provide by resolution or resolutions for the issuance of 50,000,000 shares of Preferred Stock, par value $0.0001 per share in such series and with such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as the Company’s Board of Directors establishes.

Series A Convertible Preferred Stock

As of September 30, 2016, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series B Convertible Preferred Stock

As of September 30, 2016, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series C Convertible Preferred Stock

As of September 30, 2016, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value, were authorized with none outstanding.

9% Series D Cumulative Preferred Stock

As of September 30, 2016, 7,500,000 shares of Series D Preferred Stock, $0.0001 par value, were authorized with none outstanding.

Series E Convertible Preferred Stock

As of September 30, 2016, 15,151 shares of Series E Preferred Stock, $0.0001 par value, were authorized with 8,946 Series E Preferred shares outstanding.

During February 2016 a holder of Series E Preferred Stock converted one Series E share into 292 shares of the Company’s Common Stock.

During March 2016 a holder of Series E Preferred Stock converted 100 Series E shares into 30,461 shares of the Company’s Common Stock.

During June 2016 holders of Series E Preferred Stock converted 328 Series E shares into 99,916 shares of the Company’s Common Stock.

Preferred Deemed Dividend

In connection with a February 4, 2016 private placement of shares of the Company’s Common Stock (as discussed below), the conversion price for the Series E Preferred Stock was reduced effective February 4, 2016 from $5.04 to $3.40 per share of Series E Preferred Stock. Following this adjustment, each share of Series E Preferred Stock was convertible into the number of shares of common stock obtained by dividing the Series E Original Issue Price, of $990.00, by the adjusted conversion price, resulting in each share of Series E Preferred Stock being convertible into approximately 291.176 shares of common stock. A total of 9,375 shares of Series E Preferred Stock remained outstanding at the time of adjustment, and as a result of the adjustment, were convertible into approximately 2,729,780 shares of common stock in the aggregate, compared to 1,841,528 shares of Common Stock prior to the adjustment. The adjusted conversion price generated additional value to the convertibility feature of the Series E Preferred Stock. Accordingly, the Company recorded a preferred deemed dividend of approximately $3.02 million for the additional value of the beneficial conversion feature in February 2016, the period of the adjustment.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Additionally, in connection with a February 25, 2016 private placement of shares of the Company’s Common Stock and warrants to purchase shares of the Company’s Common Stock (as discussed below), the conversion price for the Series E Preferred Stock was further reduced effective February 25, 2016 from $3.40 to $3.25 per share of Series E Preferred Stock. Following this adjustment, each share of Series E Preferred Stock is convertible into the number of shares of Common Stock obtained by dividing the Series E Original Issue Price, of $990.00, by the adjusted conversion price, resulting in each share of Series E Preferred Stock being convertible into approximately 304.615 shares of Common Stock. A total of 9,374 shares of Series E Preferred Stock remained outstanding at the time of adjustment, and as a result of the adjustment, are convertible into approximately 2,855,469 shares of Common Stock in the aggregate, compared to 2,729,489 shares of Common Stock prior to the adjustment. The adjusted conversion price generated additional value to the convertibility feature of the Series E Preferred Stock. Accordingly, the Company recorded an additional preferred deemed dividend of approximately $580,000 for the additional value of the beneficial conversion feature in February 2016, the period of the adjustment.

Common Stock

Private Placement

On February 4, 2016, the Company issued 367,647 shares of the Company’s Common Stock. The gross proceeds for this issuance totaled approximately $1.25 million. The shares were issued pursuant to subscription agreements entered into on February 4, 2016 between the Company and two accredited investors affiliated with Barry Honig, one of the Company’s directors.

On February 25, 2016, the Company issued 2,120,882 Units, with each Unit comprised of one share of Common Stock and a 30-month warrant to purchase 0.5 of a share of Common Stock at an exercise price of $5.06, for a total of 2,120,882 shares of Common Stock and warrants to acquire an additional 1,060,429 shares of Common Stock. The Company received gross proceeds of approximately $6.9 million, and net proceeds of approximately $6.1 million after commissions and legal and other fees and expenses.

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

Additionally, the Company paid a total of approximately $229,000 of legal fees and expenses in connection with the February 2016 and March 2016 private placements.

Common stock for services

In March 2016, the Company issued an aggregate of 9,480 shares of its Common Stock to two consultants in connection with services rendered. The Company valued these common shares at the fair value ranging from $3.70 to $3.90 per common share or $35,600 based on the quoted trading price on the grant date. In connection with issuance of these common shares, the Company recorded stock-based consulting of $35,600 for the nine months ended September 30, 2016.

In May 2016, the Company issued an aggregate of 4,843 shares of its Common Stock to a consultant in connection with services rendered. The Company valued these common shares at the fair value of $4.12 per common share or $20,000 based on the quoted trading price on the grant date. In connection with issuance of these common shares, the Company recorded stock-based consulting of $20,000 for the nine months ended September 30, 2016.

Restricted Stock Units

In June 2016, 120,000 incentive restricted stock units (“Incentive RSUs”) vested upon the attainment of certain performance-based milestones. Accordingly, stock-based compensation expense of $702,000 was recognized during the nine months ended September 30, 2016.

On June 24, 2016, the Company granted 5,995 restricted stock units to one of the Company’s non-employee members of the Company’s Board of Directors. The fair market value on the date of grant was $25,239. The restricted stock units vest over a three year period. For each vested restricted stock unit, the holder will be entitled to receive one unrestricted share of the Company's Common Stock upon the holder's termination of service on the Company's Board of Directors or upon a change in control.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

During the nine months ended September 30, 2016 and 2015, the Company recorded total stock-based compensation expense in connection with restricted stock and restricted stock unit awards of $1,578,589 and $1,437,402, respectively.  At September 30, 2016, there was a total of $3,136,335 of unrecognized compensation expense in connection with restricted stock and restricted stock unit awards.

A summary of the status of the restricted stock units as of September 30, 2016, and of changes in restricted stock units outstanding during the nine months ended September 30, 2016, is as follows:

	Nine Months Ended September 30, 2016
	Restricted Stock Unit	Weighted Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2015	842,770	$5.68
Granted	5,995	4.21
Vested and converted	-	-
Forfeited	-	-
Outstanding at September 30, 2016	848,765	$5.67

Common Stock Options

A summary of the Company’s outstanding stock options as of September 30, 2016 and changes during the nine months period then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2015	1,811,121	$7.20	6.15
Granted	—	—	—
Exercised	—	—	—
Forfeited	(16,668)	7.20	—
Cancelled	—	—	—
Balance at September 30, 2016	1,794,453	7.21	5.45

Options exercisable at end of period	1,794,453	$7.21
Options expected to vest	—
Weighted average fair value of options granted during the period		$—

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of September 30, 2016 and changes during the nine months period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2015	2,810,579	$7.55	1.07
Granted	2,247,019	4.77	2.50
Cancelled	(746,432)	7.20	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at September 30, 2016	4,311,166	$6.16	1.23

Warrants exercisable at September 30, 2016	4,311,166	$6.16	1.23

Weighted average fair value of warrants granted during the period		$4.77

On February 25, 2016, the Company granted 1,060,429 30-month warrants to purchase shares of Common Stock at an exercise price of $5.06 per share in connection with a private placement sale. The warrants are exercisable six months and a day after issuance and will expire on August 25, 2018. The Company also granted 30-month warrants to acquire an aggregate of 261,590 shares of Common Stock at an exercise price of $5.06 to a certain FINRA broker-dealer who acted on behalf of the Company.

On March 28, 2016, the Company granted 925,000 30-month warrants to purchase shares of Common Stock at an exercise price of $4.35 per share in connection with a private placement sale.

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

	For the Nine Months ended September 30, 2016	For the Nine Months ended September 30, 2015
Numerator:
Net loss available to common stockholders	$(13,608,126)	$(14,068,373)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	25,049,831	20,977,050

Net loss per common share, basic and diluted	$(0.54)	$(0.67)

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 8 — NET LOSS PER COMMON SHARE (continued)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. In periods where the Company has a net loss, all dilutive securities are excluded.

	September 30, 2016	September 30, 2015
Common stock equivalents:
Stock options	1,794,453	1,811,121
Stock warrants	4,311,166	3,027,754
Restricted stock units	848,765	780,270
Convertible preferred stock	2,725,092	1,841,528
Total	9,679,476	7,460,673

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its corporate facility and certain office equipment under operating leases with expiration dates through 2018. In April 2015, the Company executed a new operating lease agreement for its corporate facility in Lakewood, Colorado. The lease is for a period of 39 months commencing in May 2015 and expiring in July 2018. The Company recognized total deferred rent of $12,684 ($6,237 current portion and $6,447 long term portion) in connection with this lease agreement as of September 30, 2016. Rent expense was $49,573 and $44,817 for the nine months ended September 30, 2016 and 2015, respectively.

Future minimum rental payments required under operating leases are as follows:

2016	$20,586
2017	83,343
2018	45,455
$149,384

Mining Leases

As more fully discussed in Note 3 — Mineral Properties, the Company leases certain mineral properties included in its Pershing Pass Property. The future minimum lease payments under these mining leases are as follows:

2016	$10,000
2017	25,000
2018	25,000
2019	25,000
2020	25,000
Thereafter	67,500
$177,500

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

Overview

During the nine months ended September 30, 2016, we focused primarily on the development and commencement of our 2016 drilling program to expand the Relief Canyon Mine deposit; continuing permitting, engineering and other work related to the potential commencement of mining at the Relief Canyon Mine; and financing efforts. An overview of certain significant events during the nine month period follows:

•	During the period, we continued to progress pre-feasibility level geotechnical studies for the Relief Canyon Mine. These studies will provide the basis for a third party Pre-Feasibility Study for the Relief Canyon Mine, expected to be completed in early 2017.

•	In August 2016 the BLM approved our Environmental Assessment and Plan of Operations Modification for the Relief Canyon Mine Expansion. This approval expands our pit boundary and deepening of the pit and also increases permissible drilling areas around the existing pits.

•	In July 2016 we commenced Phase 1 of our 2016 Drilling Campaign. Phase 1 is focused on increasing the resource at the Relief Canyon Mine and continuing to upgrade the Relief Canyon mine pit economics.

•	In June 2016 Mine Development Associates (“MDA”) completed a Preliminary Economic Assessment (“PEA”) for our Relief Canyon gold mine. The work done to date as presented in the PEA prepared by MDA provides the economic data to support further efforts to advance the project.

•	In June 2016 we appointed D. Scott Barr to our Board of Directors. Mr. Barr possesses more than 35 years of metallurgical and mine operations experience.

•	In March 2016 we completed a private placement and raised approximately $6.0 million in net proceeds after expenses and legal fees, through the issuance of a total of 1,850,000 shares of our Common Stock and warrants to purchase 925,000 shares of our Common Stock at an exercise price of $4.35 per share.

•	In February 2016 we completed two private placements and raised approximately $8.1 million in gross proceeds, or $7.4 million in net proceeds after commissions, expenses and legal fees, through the issuance of a total of 2,488,529 shares of our Common Stock and warrants to purchase 1,322,019 shares of our Common Stock at an exercise price of $5.06 per share.

Results of Operations

Three and Nine Months Ended September 30, 2016 and 2015

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the nine months ended September 30, 2016 and 2015.

Operating Expenses

Total operating expenses for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, were approximately $3.6 million and $5.9 million, respectively. The $2.3 million decrease in operating expenses for the three months ended September 30, 2016 is comprised largely of a $1.9 million decrease in exploration expenses on our Relief Canyon properties to approximately $1.5 million from $3.4 million in the prior period due to less direct drilling activities during the current period, a decrease of $0.2 million in compensation expense to approximately $0.9 million from $1.1 million in the prior period due to a decrease in recognition of stock based compensation related to vested restricted stock units, a decrease of $0.1 million in general and administrative expenses to approximately $1.0 million from $1.1 million in the prior period, primarily due to decreased public company expenses and legal costs and a decrease of $0.1 million in consulting fees to approximately $0.2 million from $0.3 million in the prior period.

Total operating expenses for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, were approximately $10.0 million and $14.1 million, respectively. The $4.1 million decrease in operating expenses for the nine months ended September 30, 2016 is comprised largely of a $3.8 million decrease in exploration expenses on our Relief Canyon properties to approximately $2.4 million from $6.2 million in the prior period due to less direct drilling activities during the current nine month period, and a decrease of $0.8 million in general and administrative expenses to approximately $2.9 million from $3.7 million in the prior period, primarily due to decreased public company expenses and legal costs offset by an increase of $0.1 million in consulting expense to approximately $1.1 million from $1.0 million in the prior period as a result of increase in investor relations and business advisory services and an increase of $0.4 million in compensation expense to approximately $3.6 million from $3.2 million in the prior period as a result of an increase in recognition of stock based compensation related to vested restricted stock units.

Loss from Operations

We reported loss from operations of $3.6 million and $5.9 million for the three months ended September 30, 2016 and 2015, respectively. We reported loss from operations of $10.0 million and $14.1 million for the nine months ended September 30, 2016 and 2015, respectively. The decreases in operating loss were due primarily to the decreases in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately ($280) and ($440) for the three months ended September 30, 2016 and 2015, respectively. Total other income (expense) was approximately ($4,200) and ($1,300) for the nine months ended September 30, 2016 and 2015, respectively. The change in other income (expense) is primarily attributable to an increase in interest expense.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($3.6) million for the three months ended September 30, 2016 as compared to a net loss of ($5.9) million for the three months ended September 30, 2015. We reported a net loss of ($10.0) million for the nine months ended September 30, 2016 as compared to a net loss of ($14.1) million for the nine months ended September 30, 2015.

Liquidity and Capital Resources

At September 30, 2016, our cash and cash equivalents totaled $9.7 million. Our cash and cash equivalents increased during the nine months ended September 30, 2016 by $6.5 million from our cash and cash equivalents balance at December 31, 2015 of $3.2 million. The increase in cash and cash equivalents was primarily the result of cash provided by financing activities of approximately $13.2 million in connection with the proceeds received from private placements. The increase was partly offset by cash used in operations of $6.7 million that was comprised of exploration expenditures, primarily at the Relief Canyon mine focused on increasing and upgrading our current estimate of mineralized material, and general and administrative expenses, including consultant fees, compensation costs, legal fees and public company expenses.

We plan the following expenditures for the remainder of fiscal year 2016:

•	$1.5 million on general and administrative expenses (including employee salaries, public company expenses, consultants, land holding costs and annual insurance premium renewals);

•	$1.2 million on additional work at the Relief Canyon Mine including our 2016 drilling program, further metallurgy tests, geographic surveys and certain pre-feasibility level studies; and

•	$0.2 million on additional permitting and bonding, including an environmental assessment to expand the open-pit mines at the Relief Canyon mine property above the water table and the continuation of studies for expansion below the water table.

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

In November 2015, FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance in ASC Topic 740, “Income Taxes”, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We do not expect the impact of ASU 2015-17 to be material on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, “Leases” (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods and is applied retrospectively. Early adoption is permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”) as part of FASB's simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. ASU 2016-09 focuses on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the effect of ASU 2016-09 for future periods.

In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company on January 1, 2018. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

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

As a “smaller reporting company” as defined by the rules and regulations of the SEC, the Company is not required to provide this information.

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

With respect to the quarterly period ended September 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

As a “smaller reporting company” as defined by the rules and regulations of the SEC, the Company is not required to provide this information.

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

Pershing Gold Corporation

Date: November 10, 2016	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Eric Alexander
Eric Alexander
Vice President Finance and Controller
(Principal Financial Officer)

