Form 10-K
period 2016-12-31
Pershing Gold Corp.
filed 2017-03-29
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016 was approximately $57.0 million, based on the closing price of the registrant’s common stock of $4.29 per share on the Nasdaq Global Market on June 30, 2016.

The number of shares of common stock outstanding on March 27, 2017 was 28,385,822.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2017 Annual Meeting of Stockholders or amendment to this Form 10-K are incorporated by reference in Part III of this annual report on Form 10-K.

References to “the Company,” “our,” “we,” or “us” mean Pershing Gold Corporation and, unless otherwise specified, its subsidiaries. Many of the terms used in our industry are technical in nature. We have included a glossary of some of these terms below.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this annual report on Form 10-K may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include statements relating to our plans to conduct geographic surveys and determine the scope of our drilling program in 2017, the timing and conclusions of a pre-feasibility study and related studies, the timing of any gold production, our mineralized material estimate, commencing our 2017 drilling program, further development efforts required to advance the Relief Canyon Mine to production, expectations and the timing and budget for exploration and future development of our Relief Canyon properties, our planned expenditures for 2017, our estimates of the cost of future permitting changes and additional bonding requirements, future exploration plans, the estimated preliminary internal economics for the Relief Canyon Mine, our expected cash needs, our ability to fund our business with our current cash reserves based on our currently planned activities and statements concerning our financial condition, our anticipation of future environmental impacts, business and operating strategies, and operating and legal risks.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

•	Risks relating to the 2017 exploration efforts to expand the Relief Canyon deposit, determining the feasibility and economic viability of commencing mining, our ability to fund future exploration costs or purchase additional equipment, and our ability to obtain or amend the necessary permits, consents, or authorizations needed to advance expansion of the deposit or recommissioning of the gold processing facility;

•	Risks related to the Relief Canyon properties other than the Relief Canyon Mine, including our ability to advance gold exploration, discover any deposits of gold or other minerals which can be mined at a profit, maintain our unpatented mining claims and millsites, commence mining, obtain and maintain any necessary permits, consents, or authorizations needed to continue exploration, and raise the necessary capital to finance exploration and potential expansion;

•	Our ability to acquire additional mineral targets;

•	Our ability to obtain additional external funding;

•	Our ability to achieve any meaningful revenue;

•	Our ability to engage or retain geologists, engineers, consultants and other key management and mining personnel necessary to successfully operate and grow our business;

•	The volatility of the market price of our common stock or our intention not to pay any cash dividends in the foreseeable future;

•	Changes in any federal, state or local laws and regulations or possible challenges by third parties or contests by the federal government that increase costs of operation or limit our ability to explore on certain portions of our property;

•	Decreases in the market price for gold and economic and political events affecting the market prices for gold and other minerals which may be found on our exploration properties; and

•	The factors set forth under “Risk Factors” in Item 1A of this annual report on Form 10-K.

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

PART I

ITEMS 1 AND 2:  BUSINESS AND PROPERTIES

Overview

We are a gold and precious metals exploration company pursuing exploration, development and mining opportunities primarily in Nevada. We are currently focused on exploration at our Relief Canyon properties in Pershing County in northwestern Nevada and, if economically feasible, commencing mining at the Relief Canyon Mine. None of our properties contain proven and probable reserves, and our activities on all of our properties are exploratory in nature.

Our principal offices are located in Lakewood, Colorado at 1658 Cole Boulevard, Building No. 6, Suite 210, Lakewood, Colorado 80401 and we have an exploration office at 1055 Cornell, Lovelock, Nevada 89419. Our telephone number is 720-974-7254.

Corporate Structure

We were incorporated in Nevada on August 2, 2007 under the name Excel Global, Inc., and we changed our name to Pershing Gold Corporation on February 27, 2012. We operate our business directly and also through our wholly-owned subsidiary, Gold Acquisition Corp., a Nevada corporation. Gold Acquisition Corp. owns and is conducting exploration on the Relief Canyon Mine property in northwestern Nevada. Pershing Gold Corporation owns directly and is conducting exploration on the Relief Canyon properties adjacent to the Relief Canyon Mine property, which we refer to as the Relief Canyon expansion properties. We also have a subsidiary that holds a royalty interest and a wholly-owned subsidiary formed for potential purchases of exploration targets.

Business Strategy

Our business strategy is to acquire and advance precious metals exploration properties. We seek properties with known mineralization that are in an advanced stage of exploration and have previously undergone drilling but are under-explored, which we believe we can advance quickly to increase value. We are currently focused on exploration of the Relief Canyon properties and, if economically feasible, commencing mining at the Relief Canyon Mine. We also are reviewing strategic opportunities, focused primarily in Nevada.

Relief Canyon Mine Property

We acquired the Relief Canyon Mine property in August 2011. The property then consisted of approximately 1,100 acres of unpatented mining claims and millsites and included three open-pit mines and a processing plant that could be used to process material from the Relief Canyon Mine or from other mining operations. We refer to this property as the “Relief Canyon Mine” property.

We significantly expanded our Relief Canyon property position in 2012 with the acquisition of approximately 23,000 additional acres of unpatented mining claims and leased and subleased lands around the Relief Canyon Mine and south of the Relief Canyon Mine.  We refer to our current expanded property position as the “Relief Canyon properties.” In early 2015, we acquired 74 mining claims near the Relief Canyon Mine and on which the processing facilities are located that we had previously leased from Newmont USA Ltd. (“Newmont”), and entered into a new mining lease directly with the owner of approximately 1,600 acres that we had previously subleased from Newmont. See “Relief Canyon Properties – Property History – Title and Ownership Rights” and “–Newmont Leased Property.” Most of the property on which the mine and processing facilities are located is subject to a 2% net smelter return royalty payable to Battle Mountain Gold (now Royal Gold) or Newmont.

Since we acquired the Relief Canyon Mine property in 2011, we have drilled a total of 496 drill holes comprising approximately 282,000 feet at the Relief Canyon properties. Our exploration efforts have been focused primarily on expanding the known Relief Canyon Mine deposit. Our 2011-2013 exploration drilling programs expanded the deposit. We began a drilling program in 2014 which we completed in early 2015. In this program, we drilled a total of 134 core holes, for approximately 74,000 feet, for the purpose of extending and upgrading the current deposit. The 2014 drill results included some gold intercepts at significantly higher grades than the average historic grade of the Relief Canyon Mine deposit of approximately one gram of gold per ton. We conducted the 2015 drilling program from May 2015 through December 2015, which demonstrated that the high-grade zone in the North Target Area has continued south under the North Pit and that the higher-grade L Zone of the Relief Canyon Mine deposit is geologically open to the west, south and southwest.

In July 2016, we commenced Phase 1 of our 2016 drilling program at the Relief Canyon Mine property. Phase 1 was completed in November 2016, and included 22 core holes, totaling approximately 15,000 feet. In November 2016, we commenced Phase 2 drilling and completed this drilling in December 2016, which included nine core holes totaling approximately 8,000 feet.

 In June 2016, we reported the following update of our estimate of mineralized material at the Relief Canyon Mine deposit, calculated at a gold price assumption of $1,250 per ounce and a cut-off grade of 0.005 ounces of gold per ton. This estimate included results from the 2015 drilling program and was prepared by Mine Development Associates of Reno, Nevada (“MDA”).

Tons	Average gold grade (ounces per ton)
38,468,000	0.020

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

We completed a Preliminary Economic Assessment (“PEA”) for the Relief Canyon Mine in June 2016, and the updated mineralized material estimate above was prepared in connection with this PEA.

We have commissioned a third party pre-feasibility study for the Relief Canyon Mine, which we expect will be completed in the first half of 2017. We are considering two alternative mining scenarios in our economic assessment of the project: self mining, with our own manpower and equipment, and contract mining by mining contractors who supply the manpower and equipment to deliver material to the Company’s processing facilities.

Following completion of the third party pre-feasibility study, we plan to submit the project to our Board of Directors for a final investment decision.  If approved by the Board of Directors, we would expect to move forward financing for the project. We currently anticipate that initial gold production may occur within approximately six to nine months from investment decision and obtaining full financing for the project, although the actual time period required will be dependent on various factors and will be more clearly determined in the pre-feasibility study.

If we were to decide to pursue the commencement of production at the Relief Canyon Mine property, additional external financing would be required. Although the Relief Canyon Mine currently has an available leach pad and processing facility and we have senior mine and processing personnel in place, we would be required to obtain mining equipment (which could be through purchase, lease, contract mining or a combination of these), hire employees for the mine and the processing plant, purchase materials and supplies, commence mining, leaching and processing activities, and continue these activities as well as the corporate activities currently conducted for a number of months until sufficient positive cash flow is produced by gold sales to fund all of these ongoing activities.

Additional external financing for the development of the mine could be obtained by the sale of equity or debt securities, asset sales, offtake agreements, project or product financing or strategic alternatives, which could include third party purchasers of an interest in the Relief Canyon Mine. There are no assurances that we will be successful in raising sufficient financing to commence production at Relief Canyon or to continue our business.

During 2017, we plan to focus primarily on completing our pre-feasibility study and, if the results of the pre-feasibility study are positive, advancing the Relief Canyon Mine toward production.

Listing on a National Exchange

On July 6, 2015, our common stock began trading on the Nasdaq Global Market (“Nasdaq”) in the United States. Previously, our common stock traded on the OTCQB. On November 17, 2016, our common stock began trading on the Toronto Stock Exchange (the “TSX”) in Canada.

Relief Canyon Properties

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

Through our wholly-owned subsidiary, Gold Acquisition Corp., we own 238 unpatented mining claims and 120 millsite claims, and lease approximately 1,600 acres of fee land, at the Relief Canyon Mine property. The Relief Canyon Mine property includes the Relief Canyon Mine and gold processing facility, currently on care and maintenance. The Relief Canyon Mine includes three open pit mines, heap leach pads comprised of six cells, two solution ponds and a cement block constructed adsorption desorption-recovery (“ADR”) solution processing circuit. The ADR type process plant consists of four carbon columns, an acid wash system, a stripping vessel, and electrowinning cells. The process facility was completed in 2008 and Firstgold Corp. produced a small amount of gold there in 2009. See “Relief Canyon Properties – Property History.” The facilities are generally in good condition.

When the Relief Canyon Mine was in production in the late 1980s and early 1990s, previous operators used conventional heap leach processing methods in which ore removed from the open-pit mines was crushed, stacked on heap leach pads and sprinkled with a dilute sodium cyanide solution to dissolve gold and silver from the ore.  The “pregnant” gold and silver bearing solution was piped to the gold recovery plant and processed using a conventional ADR gold and silver recovery system.  In the ADR system, the pregnant solution flowed through a series of carbon columns where the gold and silver were adsorbed onto activated carbon.  The next step in the process involved stripping the gold from the gold-bearing carbon in electrowinning cells and then recovering the gold in an on-site refinery.  The resulting gold and silver doré was then sent to a third party facility for further processing into saleable gold and silver products.  Following removal of the gold and silver, the cyanide solution was recycled to the heap leach pads in a closed-loop system.

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

Title and Ownership Rights

Our Relief Canyon property rights currently total approximately 25,000 acres and are comprised of approximately 948 owned unpatented mining claims, 120 owned millsite claims, 172 leased unpatented mining claims, and 2,235 acres of leased and 2,770 acres of subleased private lands. In January 2015, we acquired certain mining claims from Newmont, entered into a new mining lease on private, or fee, lands that we previously subleased from Newmont, and amended the 2006 Minerals Lease and Sublease with Newmont with respect to certain other portions of the Relief Canyon properties. These transactions, which did not increase the size of our Relief Canyon property position, are described below.

In order to maintain ownership of the unpatented mining claims and millsites at the Relief Canyon properties, we are required to make annual claim maintenance payments of $155 per mining claim or millsite to the Bureau of Land Management (the “BLM”), and to record in the county records an affidavit of payment of claim maintenance fees and notice of intent to hold and pay county recording fees of $10.50 per claim or millsite. Our total property maintenance costs for all of the unpatented mining claims and millsites for the Relief Canyon properties in 2016 was approximately $207,000, and we expect our costs to be approximately $207,000 in 2017. The BLM is required by statute to adjust the claim maintenance fees for inflation every five years, or more frequently if the Secretary of Interior determines an adjustment to be reasonable. Those fees were most recently adjusted in 2014.

January 2015 Acquisition

In January 2015, we acquired 74 unpatented mining claims totaling approximately 1,300 acres that we had previously leased from Newmont.  We also entered into a new mining lease directly with New Nevada Resources, LLC and New Nevada Lands, LLC for approximately 1,600 acres of fee, or private, land that we had previously subleased from Newmont. The new lease has a primary term of twenty years that can be extended for so long thereafter as mining, development or processing operations are being conducted on the land on a continuous basis. The lease contains customary terms and conditions, including annual advance royalty payments commencing at $1.00 per acre and increasing after five years by the greater of five percent or an amount determined from the Consumer Price Index, and a 2.5% net smelter returns production royalty.

The claims that we acquired from Newmont and the fee land subject to our new lease are located near, and include portions of, the pit and the land on which the Relief Canyon Mine property processing facilities are located.  These areas are shown in the map above as owned claims and leased fee. These properties also include lands to the south and west of the current mine pits that the Company believes are prospective for potential expansion of the Relief Canyon Mine deposit, and lands that could in the future be used for new or expanded mine support facilities, including potential waste rock storage. As a result of these transactions, the claims we purchased from Newmont and the private lands we leased from New Nevada Resources, LLC and New Nevada Lands, LLC are no longer subject to Newmont’s joint venture rights discussed below.

Newmont Leased Property

Pursuant to a 2006 Mineral Lease and Sublease with Newmont, we hold 137 unpatented lode mining claims owned by Newmont, comprising approximately 2,235 acres, and approximately 2,770 acres of privately-owned fee minerals leased by Newmont. We refer to this as the Newmont Leased property.

As part of the January 2015 transactions with Newmont, Newmont and the Company entered into an amendment (the “Third Amendment”) of the 2006 Minerals Lease and Sublease. The amendment removed from the 2006 Minerals Lease and Sublease the claims we purchased from Newmont and the private lands we leased directly from New Nevada Resources, LLC and New Nevada Lands, LLC. Pursuant to the Third Amendment the Company agreed to a $2.6 million work commitment on the properties remaining subject to the 2006 Minerals Lease and Sublease to be expended by January 2022. As of December 15, 2016, the most recent cost reporting date, the Company had incurred and can credit approximately $2.6 million in exploration expenditures against the remaining $2.5 million work commitment and future rental payment obligations. Because we have satisfied the work commitment through 2022, we are not required to make annual rental payments for those years. Starting in 2023, if we elect not to, or fail to, incur at least $0.5 million in exploration expenditures per year, the annual rental payment to Newmont would be approximately $0.1 million. We are also required to reimburse Newmont for advance royalty payments made by Newmont to the lessor each year under Newmont’s underlying lease with New Nevada Resources. The reimbursement amount was approximately $2,500 for each of 2013 through 2016.

In connection with the January 2015 transactions with Newmont, Newmont and New Nevada Resources, LLC entered into a new Mining Lease (the “2015 Newmont Lease”) covering about 2,770 acres of private lands included in the Company’s Relief Canyon properties, shown on the map above as subleased fee land. The 2015 Newmont Lease has a primary term of twenty years that can be extended for as long thereafter as mining, development or processing operations are being conducted on a continuous basis. The 2015 Newmont Lease contains customary terms and conditions, including an advance royalty and a 2.5% net smelter returns production royalty payable to New Nevada Resources LLC. We continue to hold our rights to the private lands covered by the 2015 Newmont Lease pursuant to our 2006 Minerals Lease and Sublease with Newmont.

Newmont Joint Venture Rights

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

Royalties

As currently defined by exploration drilling, most of the Relief Canyon deposit is located on property that is subject to a 2% net smelter return production royalty, with a portion of the deposit located on property subject to net smelter return production royalties totaling 4.5%.  The rest of the property is subject, under varying circumstances, to net smelter return production royalties ranging from 2% to 5%.

The map below shows the royalties payable on the properties on which the current Relief Canyon Mine pits and processing facilities are located and the surrounding properties the Company now owns or leases directly from New Nevada Resources, LLC and New Nevada Lands, LLC, as the result of the transactions with Newmont described above.

Pershing Pass Property

The Pershing Pass property consists of over 700 unpatented mining claims covering approximately 12,000 acres and a mining lease covering approximately 600 acres.  The Pershing Pass property includes approximately 490 unpatented lode mining claims covering approximately 9,700 acres that we acquired from Silver Scott Mines in March 2012 and approximately 283 unpatented lode mining claims covering about 5,660 acres owned directly by Victoria Resources (US) Inc., a wholly-owned subsidiary of Victoria Gold Corp., prior to our purchase (collectively, “Victoria”). Victoria has reserved a 2% net smelter return production royalty on the 221 claims that are located outside the area of interest related to the Newmont Leased property, discussed above.  The Pershing Pass property also includes 17 unpatented mining claims acquired from a third party in April 2012 subject to a 2% net smelter return royalty, 17 unpatented mining claims that we located in mid-2012, and approximately 635 acres of private lands that we leased in January 2013.  The primary term of the lease is ten years, ending in January 2023, which may be extended as long as mineral exploration, development or mining work continues on the property. Production from the private lands covered by the lease is subject to a 2% net smelter return royalty on all metals produced other than gold, and to a royalty on gold indexed to the gold price, ranging from 2% at gold prices of less than $500 per ounce to 3.5% at gold prices over $1,500 per ounce. Prior to one year after commencement of commercial production, we can repurchase up to 3% of the royalty on gold production at the rate of $600,000 for each 1%.

In September 2013, we entered into a lease agreement and purchase option for 19 unpatented mining claims (approximately 400 acres) in the Pershing Pass property. The lease grants us exclusive rights to conduct mineral exploration, development and mining and an exclusive option to purchase the claims. The primary term of the lease is ten years, which may be extended as long as mineral exploration, development, or mining work continues on the property. Production from the lease is subject to a 1% net smelter return royalty on precious metals and a one-half percent net smelter royalty on all other metals produced from the lease. Prior to production, and starting in September 2016, we are required to pay a $10,000 annual advance minimum royalty payment to Wolf Pack Gold. The advance minimum royalty remains at $10,000 per year until September 2023 when the advance royalty payment increases to $12,500 per year. The advance royalty payment increases to $15,000 per year in September 2028 and then $20,000 per year in September 2033. The advance minimum royalty payments are due on or before the anniversary dates of the lease agreement. If we decide to exercise the purchase option, which is exercisable at any time, we can acquire the 19 unpatented mining claims for $250,000.

Environmental Permitting Requirements

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

Our activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and related state laws in Nevada. Additionally, much of our property is subject to the federal General Mining Law of 1872, which regulates how mining claims on federal lands are located and maintained.

The State of Nevada, where we focus our mineral exploration efforts, requires mining projects to obtain a Nevada State Reclamation Permit pursuant to the Mined Land Reclamation Act (the “Nevada MLR Act”), which establishes reclamation and financial assurance requirements for all mining operations in the state. New and expanding facilities are required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada MLR Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance on private lands.

We have an approved Plan of Operations from the BLM and a Reclamation Permit from the Nevada Division of Environmental Protection (“NDEP”) that authorizes exploration drilling at the Relief Canyon Mine property. These permits also authorize commencement of mining within the existing open pits and in a previously disturbed area around the north end of the pits, and use of the heap leach mineral processing facilities. In March 2015, we submitted requests to the BLM and the NDEP to amend the Plan of Operations and the Reclamation Permit to allow us to expand the mine above the water table. In August 2016, the BLM approved our Environmental Assessment and Plan of Operations Modification, authorizing us to expand the pit boundary, deepen the pit, and increase the permissible drilling areas around the existing pits at the Relief Canyon Mine property. In December 2016, the NDEP approved our reclamation permit. Like the Plan of Operations, the state reclamation permit authorizes expansion and deepening of the pit and increases the permitted area of drilling. We estimate the annual cost of holding these permits to total approximately $40,000. NDEP issued the Water Pollution Control Permit Major Modification and Renewal on February 1, 2017, which became effective on February 16, 2017. The NDEP also issued the Class I Air Quality Operating Permit to Construct and the revised Class II air quality operating permit on February 23, 2017.

With the approval of the Environmental Assessment and Plan of Operations Modification, we were required to increase our reclamation bond with BLM and the NDEP from approximately $5.6 million to approximately $12.3 million, which is currently approximately $76,000 in excess of the current requirement to cover reclamation of land disturbed in our exploration and mining operations. This bond is provided through third-party insurance underwriters, collateralized by approximately 30% of the $12.3 million bond amount, or about $3.7 million.

Approximately $12.2 million of our reclamation bond with BLM and the NDEP covers both exploration and mining at the Relief Canyon Mine property, including the three open-pit mines and associated waste rock disposal areas, the mineral processing facilities, ancillary facilities, and the exploration roads and drill pads, with an additional $10,500 covering generative exploration properties located away from the Relief Canyon Mine. The remaining approximately $76,000 can be used to satisfy, or partially satisfy, future bonding requirements for exploration or mining. Our preliminary estimate of the likely amount of additional financial assurance for future exploration is approximately $100,000, although we expect periodic increases due to effects of inflation.

Additional permitting would be required in the future to mine below the water table. BLM may require an Environmental Impact Statement to evaluate the impacts associated with mining below the water table. In fiscal year 2017, we plan to spend approximately $2.1 million on permitting and bonding to expand the open-pit mines at the Relief Canyon Mine property above the water table and the continuation of studies for expansion below the water table (this includes the $1.4 million already contributed to increase the reclamation bond collateral in March 2017).

As discussed above, we have an authorized Plan of Operations from the BLM and a Reclamation Permit from the NDEP, which authorize expansion of the pit, mineral processing, and our 2017 drilling program at Relief Canyon. We may need to secure a new or modified NDEP Reclamation Permit in order to conduct exploration activities on some of the private lands subleased from Newmont. We plan to apply for additional required permits to conduct our exploration programs as necessary. These permits would be obtained from either the BLM or the NDEP. Obtaining such permits will require the posting of additional bonds for subsequent reclamation of disturbances caused by exploration. Delays in the granting of permits or permit amendments are not uncommon, and any delays in the granting of permits may adversely affect our exploration activities.

Our current exploration permit costs are minimal, although future exploration activities may require amendments to these permits. We have a Notice of Intent from BLM for exploration drilling on our unpatented mining claims in the Pershing Pass area of the Relief Canyon expansion properties, located to the south of the Relief Canyon Mine property. A Notice of Intent includes information regarding the company submitting the notice, maps of the proposed disturbance, equipment to be utilized, the general schedule of operations, a calculation of the total disturbance anticipated, and a detailed reclamation plan and budget. We have provided a $10,500 reclamation bond to ensure reclamation of our Pershing Pass exploration activities on public lands based on the estimated third-party costs to reclaim and re-vegetate the disturbed acreage. It is not necessary to file a Notice of Intent prior to work on private land. Measurement of land disturbance is cumulative, and once five acres total of public lands have been disturbed and remain unreclaimed in one project area, a Plan of Operations must be filed and approved by the BLM before additional work can take place, and a Reclamation Permit must be obtained from the NDEP. Both the Plan of Operations and the NDEP Reclamation Permit require a cash bond and a reclamation plan. Future exploration at Pershing Pass could require a Plan of Operations and a NDEP Reclamation Permit.

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

Other Exploration

We conducted generative exploration on the Relief Canyon expansion properties in 2012 and 2013. We have not focused on exploration in the Relief Canyon expansion properties since then as we intend to continue to focus our expenditures on the Relief Canyon Mine property. Because the Relief Canyon expansion properties are at an early stage of exploration, it would take at least several years to perform sufficient exploration drilling to determine whether these properties contain mineable reserves that could be put into production in the future. Although we are not currently planning to resume exploration efforts with respect to the Relief Canyon expansion properties, we may in the future increase our exploration efforts depending on results and available funding.

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

Employees

We currently have 21 full-time employees and one part-time employee. We believe that our relations with our employees are good. In the future, if our activities grow, we may hire personnel on an as-needed basis. For the foreseeable future, we plan to engage geologists, engineers and other consultants as necessary.

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

Market for Gold

In the event that gold is produced from our property, we believe that wholesale purchasers for the gold would be readily available. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. Among the largest are Handy & Harman, Engelhard Industries and Asahi Refining. Historically, these markets are liquid and volatile.  In 2016 and through March 27, 2017, the London Fix AM high and low gold fixes were $1,370.00 and $1,072.70 per troy ounce, respectively, which represents an approximate 6% increase and 2% increase in gold prices as compared to the high and low gold price in 2015, respectively. Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including but not limited to:

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

Risks Related to Our Business

We have no proven or probable reserves on our properties and we do not know if our properties contain any gold or other minerals that can be mined at a profit.

The properties on which we have the right to explore for gold and other minerals do not contain mineral reserves and we do not know if any deposits of gold or other minerals can be mined at a profit. Whether a gold or other mineral deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the gold or other minerals which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. We are also obligated to pay production royalties on certain of our mineral production, including a net smelter royalty of 2% on production from most of our Relief Canyon Mine property, with a portion of the deposit located on property subject to net smelter return production royalties totaling 4.5%, which would increase our costs of production and make our ability to operate profitably more difficult. We are also obligated to pay a net smelter royalty of up to 5% on production from some of our claims and lands.

We are an exploration stage company and have conducted exploration activities only since 2011. We reported a net loss for the year ended December 31, 2016, and expect to incur operating losses for the foreseeable future.

Our evaluation of our Relief Canyon Mine property is primarily based on historical production data and on new exploration data that we have developed since 2011, supplemented by historical exploration data. Our plans for recommencing mining and processing activities at the Relief Canyon Mine property are still being developed, as are our exploration programs on the Relief Canyon expansion properties. Accordingly, we are not yet in a position to estimate expected amounts of minerals, yields or values or evaluate the likelihood that our business will be successful. We have not earned any revenues from mining operations. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties and commencement of mining activities that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, costs and expenses that may exceed current estimates and the requirement for external funding to continue our business. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We reported a net loss of approximately $15.6 million for the year ended December 31, 2016. We expect to incur significant losses into the foreseeable future. Our monthly burn rate for all costs during 2016 was approximately $0.9 million, including $0.5 million for general and administrative costs (including all employee salaries, public company expenses, consultants, and land holdings costs and $0.4 million for exploration activities). If we decide to pursue a plan to commence mining and processing at Relief Canyon, additional external financing would be required. If we are unable to raise external funding, and eventually generate significant revenues from our claims and properties, we will not be able to earn profits or continue operations. We have no production history upon which to base any assumption as to the likelihood that we will prove successful, and it is uncertain that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

We spent approximately $11.3 million on our business and exploration during the year ended December 31, 2016. Our estimated total cost for 2017 for exploration, permitting, landholding, facilities recommissioning and for general and administrative costs is approximately $9.5 million. If we decide to pursue the commencement of production at Relief Canyon, additional external financing would be required. In addition, even if we do not decide to pursue the commencement of production at Relief Canyon, we will be required to raise additional funds in order to finance our operations. We may be unable to secure additional financing on terms acceptable to us, or at all. Moreover, although we have entered into a non-binding term sheet with Sprott Resource Lending, as discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources,” we may not ultimately enter into a binding agreement with them or meet the conditions necessary to draw any amount off that facility. Our inability to raise additional funds would prevent us from achieving our business objectives and would have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the market price of our common stock, resulting in possible further dilution to the book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

If we decide to pursue the commencement of mining and processing activities at Relief Canyon, unanticipated problems or delays may negatively affect our business and financial condition.

If we were to decide to pursue the commencement of mining and processing activities at Relief Canyon, additional external financing would be required.  Although the Relief Canyon Mine currently has an available leach pad and processing facility and we have senior mine and processing personnel in place, we would be required to obtain mining equipment (which could be through purchase, lease, contract mining or a combination of these), hire employees for the mine and the processing plant, purchase materials and supplies, commence mining, leaching and processing activities, and continue these activities as well as the corporate activities currently conducted for a number of months until sufficient positive cash flow is produced by gold sales to fund all of these ongoing activities. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of materials, mining or processing problems, unanticipated variations in mined materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental problems, unforeseen difficulties or labor issues, any of which could delay or prevent us from commencing or ramping up mining and processing. If our start-up were prolonged or delayed or our costs were higher than anticipated, we could be unable to obtain sufficient funds to cover the additional costs, and our business could experience a substantial setback. Prolonged problems could have a material adverse effect on our business, consolidated financial condition or results of operations and threaten our viability.

We are a junior exploration company with no mining activities and we may never have any mining activities in the future.

Our primary business is exploring for gold and, to a lesser extent, other minerals. If we discover commercially exploitable gold or other deposits, we will not be able to make any money from mining activities unless the gold or other deposits are actually mined, or we sell our interest. Accordingly, we will need to seek additional capital through debt or equity financing, find some other entity to mine our properties or operate our facilities on our behalf, enter into joint venture or other arrangements with a third party, or sell or lease the property or rights to mine to third parties. Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. Such projects could experience unexpected problems and delays during development, construction and mine start up. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. If and when we assume operational responsibility for mining on our properties, we must demonstrate that we will be able to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to any potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. It is possible that we will choose to not be insured against this risk because of high insurance costs or other reasons.

We must make annual lease payments, advance royalty and royalty payments and claim maintenance payments or we will lose our rights to our property.

We are required under the terms of the leases covering some of our property interests to make annual lease payments and advance royalty and royalty payments each year. We are also required to make annual claim maintenance payments to the BLM and pay a fee to Pershing County in order to maintain our rights to explore and, if warranted, to develop our unpatented mining claims. If we fail to meet these obligations, we will lose the right to explore for gold and other minerals on our property. Our total annual property maintenance costs payable to the BLM and Pershing County for all of the unpatented mining claims and millsites in the Relief Canyon area in 2016 were approximately $207,000, and we expect our annual maintenance costs to be approximately $207,000 in 2017. Our lease payments, advance royalty and royalty payments and claim maintenance payments are described above under “Our Business.”

Our business is subject to extensive environmental regulations that may make exploring, mining or related activities prohibitively expensive, and which may change at any time.

All of our operations are subject to extensive environmental regulations that can substantially delay exploration and mine development and make exploration and mine development expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties, including our plan to process gold at our processing facility. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration, mine development, or other activities, and adversely affect our financial position. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine our properties and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities) and such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration and, if warranted, development activities will be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under specific federal and state operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws. We have been required to post a substantial bond under various laws relating to mining and the environment and may in the future be required to post a larger bond to pursue additional activities. For example, we must provide BLM and the NDEP additional financial assurance (reclamation bonds) to guarantee reclamation of any new surface disturbance required for drill roads, drill sites, or mine expansion. In March 2017, we increased the amount of our reclamation bond with BLM and the NDEP to approximately $12.3 million. Approximately $12.2 million of our reclamation bond covers both exploration and mining at the Relief Canyon Mine property, including the three open-pit mines and associated waste rock disposal areas, the mineral processing facilities, ancillary facilities, and the exploration roads and drill pads. Approximately $10,500 covers exploration on the Relief Canyon expansion properties. Approximately $76,000 of the reclamation bond remains available for future mining or exploration operations. The reclamation bond was collateralized by approximately 30% of the $12.3 million bond amount, or about $3.7 million. Our preliminary estimate of the likely amount of additional financial assurance for future exploration is approximately $100,000, although we expect periodic increases due to effects of inflation.

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

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mining claims requires a permit to be obtained from the BLM, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian graves, threatened or endangered species, archeological sites or the possibility thereof, difficult access and excessive dust may all result in the need for additional permits before exploration activities can commence.

If we conclude that the Relief Canyon deposit can be profitably mined and the minable material exceeds 21 million tons, the current capacity of the leach pad, we would need to seek an amendment of the processing facility permit to expand the capacity of the leach pad and ponds to accommodate additional material. As with all permitting processes, there is substantial uncertainty about when and if the permit will be issued. There is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permit may not be granted or could be challenged by third parties, which could result in protracted litigation that could cause substantial delays, or may be granted in an unacceptable timeframe or cost too much. While permitting efforts have not encountered opposition to date, proposed mineral exploration and mining projects can become controversial and be opposed by nearby landowners and communities, which can substantially delay and interfere with the permitting process. Delays in or inability to obtain necessary permits would result in unanticipated costs, which may result in serious adverse effects upon our business.

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

Our property is comprised primarily of unpatented lode mining claims and millsites located and maintained in accordance with the federal General Mining Law of 1872 (the “General Mining Law”). Unpatented lode mining claims and millsites are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims and millsites is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations with which the owner of an unpatented mining claim or millsite must comply in order to locate and maintain a valid claim. Moreover, if we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries on lands that we do not control. In such a case we would not have the right to extract those minerals. We do not have title reports or opinions covering all of our Relief Canyon properties. The uncertainty resulting from not having title opinions for all of our Relief Canyon properties or having detailed claim surveys on all of our properties leaves us exposed to potential title defects. Defending challenges to our property title would be costly, and may divert funds that could otherwise be used for exploration activities and other purposes.

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

Possible amendments to the General Mining Law and other environmental regulations could make it more difficult or impossible for us to execute our business plan.

In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation, if it includes concepts that have been part of previous legislative proposals, could, among other things, (i) limit the number of millsites that a claimant may use, discussed below, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims and millsites, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, (vi) impose royalties on gold and other mineral production from unpatented mining claims or impose fees on production from patented mining claims, and (vii) impose a fee on the amount of material displaced at a mine. Further, it could have an adverse impact on earnings from our operations, could reduce estimates of any reserves we may establish and could curtail our future exploration and development activity on our unpatented claims.

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

In addition, a consortium of environmental groups has filed a lawsuit in the United District Court for the District of Columbia against the Department of the Interior, the Department of Agriculture, the BLM, and the U.S. Forest Service (“USFS”), asking the court to order the BLM and USFS to adopt the five-acre millsite limitation. That lawsuit also asks the court to order the BLM and the USFS to require mining claimants to pay fair market value for their use of the surface of federal lands where those claimants have not demonstrated the validity of their unpatented mining claims and millsites. If the plaintiffs in that lawsuit were to prevail, that could have an adverse impact on our ability to use our unpatented millsites for facilities ancillary to our exploration, development and mining activities, and could significantly increase the cost of using federal lands at our properties for such ancillary facilities.

In 2009, the U.S. Environmental Protection Agency (“EPA”) announced that it would develop financial assurance requirements under CERCLA Section 108(b) for the hard rock mining industry. On January 29, 2016, the U.S. District Court for the District of Columbia issued an order requiring that if the EPA intended to prepare such regulations, it had to do so by December 1, 2016. The EPA issued its proposed rule on January 11, 2017. Under the proposed rule, owners and operators of facilities subject to the rule would be required to (i) notify the EPA that they are subject to the rule; (ii) calculate a level of financial responsibility for their facility using a formula provided in the rule; (iii) obtain a financial responsibility instrument, or qualify to self-assure, for the amount of financial responsibility; (iv) demonstrate that they have obtained such evidence of financial responsibility; and (v) update and maintain financial responsibility until the EPA releases the owner or operator from the CERCLA Section 108(b) regulations. As drafted, those additional financial assurance obligations could be in addition to the reclamation bonds and other financial assurances the Company has and would be required to have in place under current federal and state laws. The public comment period for the proposed rule has been extended through July 11, 2017. If such requirements are retained in the final rule, they could require significant additional expenditures on financial assurance, which could have a material adverse effect on our future business operations.

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

Most of our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines. Accordingly, although one of our directors, D. Scott Barr, has more than 35 years of metallurgical and mine operations experience, our Senior Vice President has significant experience and expertise in environmental permitting and regulatory matters for developing and operating mines and our Chief Operating Officer has significant experience with mine operations, our management may not be fully aware of many of the other specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to some of our management’s lack of experience in the mining industry.

We may not be able to maintain the infrastructure necessary to conduct exploration activities.

Our exploration and future potential mine development activities depend upon adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors that affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our exploration activities and financial condition.

Our exploration activities and future mine development may be adversely affected by the local climate or seismic events, which could prevent us from gaining access to our property year-round.

Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our property, or may otherwise prevent us from conducting exploration activities on our property. There may be short periods of time when the unpaved portion of the access road is impassible in the event of extreme weather conditions or unusually muddy conditions. During these periods, it may be difficult or impossible for us to access our property, make repairs, or otherwise conduct exploration or mine development activities on them.

Risks Relating to Our Organization and Our Common Stock

We have relied on certain stockholders to provide significant investment capital to fund our operations.

We have in the past relied on cash infusions primarily from Frost Gamma Investments Trust (“Frost Gamma”) and one of the Company’s directors, Barry Honig. During the year ended December 31, 2012, Frost Gamma provided approximately $4.6 million in consideration for the issuance of certain of our securities. In the year ended December 31, 2013, Mr. Honig provided approximately $5.6 million to us in consideration for the issuance of shares of the Company’s Series E Preferred Stock. Additionally, Mr. Honig and Frost Gamma provided approximately $1.9 million and $150,000, respectively, to us in consideration for the issuance of shares of common stock and warrants to purchase shares of common stock in July 2014 private placements. Mr. Honig invested $150,000 in a private placement of our common stock in October 2014, $2.5 million in an April 2015 private placement, and $1.25 million in a February 2016 private placement. Donald Smith invested $6 million in a March 2016 private placement. Curtailment of cash investments by significant investors could detrimentally impact our cash availability and our ability to fund our operations.

Our principal stockholders, officers and directors own a substantial interest in our voting securities, and investors may have limited voice in our management.

Our principal stockholders, Barry Honig, Donald Smith, and Levon Resources Ltd. (“Levon Resources”), as well as our officers and directors, own, in the aggregate, in excess of approximately 49.0% of our voting securities, including shares of common stock issuable upon the conversion of our Series E Preferred Stock. As of March 27, 2017, Mr. Honig, who is a director, owned 8,842,763 or approximately 28.4%, of our voting securities, Mr. Smith owned 3,251,500, or approximately 10.5%, of our voting securities, and Levon Resources owned 1,954,366, or approximately 6.3%, of our voting securities. As of that date, our officers and directors, including Mr. Honig, owned 10,009,787, or approximately 32.2%, of our voting securities. Additionally, the holdings of our officers and directors may increase in the future upon exercise of options, warrants or convertible securities they may hold or be granted in the future or if they otherwise acquire additional shares of our common stock, including through grants under our employee benefit plans.

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

We are subject to the information and reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, as well as the listing rules of Nasdaq and the TSX.

The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately held. These costs for the years ended December 31, 2015 and December 31, 2016 were approximately $950,000 and $850,000 respectively. We estimate that these costs will be approximately $850,000 for the year ending 2017.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Although, as of December 31, 2016, management has concluded that our internal control over financial reporting is effective, there can be no assurance that our internal control over financial reporting will remain effective.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to further increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. As a result, you may be unable to resell your shares of our common stock at a desired price.

Volatility in the price of our common stock may subject us to securities litigation.

As discussed above, the market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

We have not paid cash dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our common stock price appreciates.

There is currently a limited trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

Although the Company’s common stock is currently quoted on Nasdaq, the TSX, and the Frankfurt Stock Exchange, there is limited trading activity.  The Company can give no assurance that an active market will develop, or if developed, that it will be sustained.  If an investor acquires shares of the Company’s common stock, the investor may not be able to liquidate the Company’s shares should there be a need or desire to do so. Only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity of our common stock is limited and may be dependent on the market perception of our business, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our Company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

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

Conversions of our Series E Preferred Stock presently owned by our principal shareholders and others and exercise of options and warrants would have a dilutive effect on our common stock. As of March 27, 2017, we have reserved (i) 2,725,092 shares of our common stock that are issuable upon conversion of our Series E Preferred Stock at a conversion rate of one share of Series E Preferred Stock for approximately 304.615 shares of common stock (following an adjustment in the conversion ratio effective February 25, 2016), (ii) 1,794,453 shares of our common stock that are issuable upon exercise of options to purchase our common stock, (iii) 3,282,808 shares of our common stock that are issuable upon exercise of warrants to purchase our common stock, and (iv) 1,030,994 shares of our common stock that are issuable pursuant to restricted stock units upon vesting and/or upon termination of service or in connection with a change of control. Further, any additional financing that we secure is likely to require the sale of additional common stock and the granting of rights, preferences or privileges senior to those of our common stock and will result in additional dilution of the existing ownership interests of our common stockholders.

Our issuance of additional shares of common stock or securities convertible into common stock in exchange for services or to repay debt would dilute the proportionate ownership and voting rights of existing stockholders and could have a negative impact on the market price of our common stock.

Our board of directors may generally issue shares of common stock or securities convertible into common stock to pay for debt or services, without further approval by our stockholders, based upon such factors that our board of directors may deem relevant at that time. We have, in the past, issued securities for debt to reduce our obligations. We have also issued securities as payment for services. It is likely that we will issue additional securities to pay for services and reduce debt in the future. We cannot give you any assurance that we will not issue additional shares of common stock or securities convertible into common stock under circumstances we may deem appropriate at the time.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of our common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 3:  LEGAL PROCEEDINGS

None.

ITEM 4:  MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this annual report on Form 10-K.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on August 20, 2009 and was quoted on the OTC Bulletin Board under the symbol EXCX.OB from June 23, 2009 through May 31, 2011. Prior to August 20, 2009, there was no active market for our common stock. Our common stock traded under the symbol SAGE.OB from June 1, 2011 until March 26, 2012. On March 26, 2012, our symbol was changed to PGLC.OB. On June 18, 2015 our common stock underwent a 1-for-18 reverse stock split. On July 6, 2015, our common stock began trading on Nasdaq under the symbol PGLC. On November 17, 2016, our common stock began trading on the TSX under the symbol PGLC. Our stock trades on the Frankfurt Stock Exchange under the symbol 7PG1.

The following table sets forth the high and low sales prices for the year ended December 31, 2016 and from June 18 to December 31, 2015 as reported on Nasdaq, and the high and low bid prices for all other periods indicated as reported on OTC. Prices from January 1, 2015 through June 17, 2015 have been converted to post-reverse split prices for clarity. The quotations for bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Year Ended December 31, 2015	High	Low
1st Quarter Ended March 31, 2015	$7.45	$5.04
2nd Quarter Ended June 30, 2015	$7.02	$5.60
3rd Quarter Ended September 30, 2015	$6.15	$3.58
4th Quarter Ended December 31, 2015	$4.55	$3.04

Year Ended December 31, 2016	High	Low
1st Quarter Ended March 31, 2016	$4.99	$3.12
2nd Quarter Ended June 30, 2016	$4.65	$3.62
3rd Quarter Ended September 30, 2016	$5.02	$3.77
4th Quarter Ended December 31, 2016	$4.58	$3.10

The last reported sales price of our common stock on Nasdaq on March 27, 2017 was $2.89 per share. As of March 27, 2017, there were 525 holders of record of our common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Recent Sales of Unregistered Securities

All Company sales of unregistered securities in 2016 have been previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Overview

During the year ended December 31, 2016, we focused primarily on the development and commencement of our 2016 drilling program to expand the Relief Canyon Mine deposit; continuing permitting, engineering and other work related to the potential commencement of mining at the Relief Canyon Mine; and financing efforts. An overview of certain significant events follows:

•	In December 2016, we completed an underwritten public offering for 2,205,883 shares of our common stock under our shelf registration statement at a price to the public of $3.40 per share for gross proceeds of approximately $7.5 million. We intend to use the net proceeds from the offering for advancing the Relief Canyon project, capital expenditures, working capital and general corporate purposes.

•	In December 2016, we hired Timothy Arnold as Vice President Operations for the Company.

•	In November 2016, our common stock began trading on the Toronto Stock Exchange.

•	In November 2016, we completed our 2016 Phase 1 Drilling Campaign which focused on increasing the resource at the Relief Canyon Mine and continuing to upgrade the Relief Canyon Mine pit economics.

•	In August 2016, the BLM approved our Environmental Assessment and Plan of Operations Modification for the Relief Canyon Mine expansion. This approval expands our pit boundary and deepening of the pit and also increases permissible drilling areas around the existing pits.

•	In June 2016, MDA completed a PEA for our Relief Canyon Mine property. The work done to date as presented in the PEA prepared by MDA provides the economic data to support further efforts to advance the project. We are currently working with MDA to complete a pre-feasibility study for the Relief Canyon Mine that we expect to complete in the first half of 2017.

•	In June 2016, we appointed D. Scott Barr to our Board of Directors. Mr. Barr possesses more than 35 years of metallurgical and mine operations experience.

•	In June 2016, we filed a shelf registration statement on Form S-3, which was subsequently declared effective, and on which we registered for sale up to $100.0 million of certain of our securities from time to time and at prices and on terms that we may determine.

•	In March 2016, we completed a private placement and raised approximately $6.0 million in net proceeds, after expenses and legal fees, through the issuance of a total of 1,850,000 shares of our common stock and warrants to purchase 925,000 shares of our common stock at an exercise price of $4.35 per share.

•	In February 2016, we completed two private placements and raised approximately $8.1 million in gross proceeds, or $7.4 million in net proceeds after commissions, expenses and legal fees, through the issuance of a total of 2,488,529 shares of our common stock and warrants to purchase 1,322,019 shares of our common stock at an exercise price of $5.06 per share.

Results of Operations

Years Ended December 31, 2016 and December 31, 2015

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the years ended December 31, 2016 and 2015.

Operating Expenses

Total operating expenses for the year ended December 31, 2016 as compared to the year ended December 31, 2015, were $15.6 million and $19.1 million, respectively. The $3.5 million decrease in operating expenses for the year ended December 31, 2016 is comprised largely of (i) a $3.8 million decrease in exploration expenses on our Relief Canyon properties to approximately $4.8 million from $8.6 million in the prior period due to less direct drilling activities during the current year, (ii) a decrease of $0.6 million in general and administrative expenses to approximately $4.1 million from $4.7 million in the prior period, primarily due to decrease in travel, insurance and marketing expenses, (iii) a $0.1 million increase in consulting fees to approximately $1.4 million from $1.3 million in the prior period primarily due to an increase in investor relations services, and (iv) an increase of $0.7 million in compensation and related taxes to approximately $5.3 million from $4.6 million primarily due to an increase in stock based compensation in connection with restricted stock grants to employees and an increase in salary levels of certain employees.

Loss from Operations

We reported loss from operations of $15.6 million and $19.1 million for the year ended December 31, 2016 and 2015, respectively. The decreases in operating loss were due primarily to the decreases in operating expenses described above.

Other Expenses

Total other expense, net was approximately ($2,600) and ($2,600) for the year ended December 31, 2016 and 2015, respectively.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of ($15.6) million for the year ended December 31, 2016 as compared to a net loss of ($19.1) million for the year ended December 31, 2015.

Liquidity and Capital Resources

At December 31, 2016, our cash and cash equivalents totaled $11.7 million. Our cash and cash equivalents increased during the year ended December 31, 2016 by $8.5 million from our cash and cash equivalents balance at December 31, 2015 of $3.2 million. The increase in cash and cash equivalents was primarily the result of cash provided by financing activities of approximately $19.8 million in connection with the proceeds received from private placements in February 2016 and March 2016 and an underwritten public offering in December 2016. The increase was partly offset by cash used in operations of $11.3 million that was comprised of exploration expenditures, primarily at the Relief Canyon Mine, focused on increasing and upgrading our current estimate of mineralized material, and general and administrative expenses, including consultant fees, compensation costs, legal fees and public company expenses.

We plan the following expenditures for fiscal year 2017:

•	$6.7 million on general and administrative expenses (including employee salaries, public company expenses, consultants, land holding costs and annual insurance premium renewals);

•	$2.1 million on permitting and bonding to expand the open-pit mines at the Relief Canyon Mine property above the water table and the continuation of studies for expansion below the water table;

•	$0.7 million on additional work at the Relief Canyon Mine including our 2017 drilling program, further metallurgy tests, geographic surveys and completion of the pre-feasibility level study.

The actual amount we spend for fiscal year 2017 may vary significantly from the amounts specified above if we determine to advance the Relief Canyon Mine toward production in 2017. If we elect to advance the mine toward production in 2017, we currently expect to incur capital expenditures and working capital needs of between $25 million and $40 million, although this amount will be estimated with greater specificity in the pre-feasibility study that is currently in process. We will require additional funding during 2017 if we decide to develop the Relief Canyon Mine.

On June 8, 2016, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on June 29, 2016, on which we registered for sale up to $100.0 million of any combination of our senior and subordinated debt securities, common and preferred stock, warrants, rights and units from time to time and at prices and on terms that we may determine. This shelf registration statement will remain in effect for up to three years from the date it was declared effective. On March 14, 2017, we filed a base shelf prospectus with the securities regulatory authorities in each of the provinces and territories of Canada, except Québec. The base shelf prospectus is valid for a 25-month period, during which we may, from time to time, offer debt securities, common shares, preferred shares, warrants, subscription receipts, units or any combination thereof, having an aggregate offering price of up to U.S.$100,000,000. Any issue of securities under the U.S. shelf registration statement or the Canadian base shelf prospectus will require the filing of a prospectus supplement that will include specific terms of the securities being offered in respect of the offering in question. We can offer no assurances we will be able to raise capital under either our shelf registration statement or the Canadian base shelf prospectus. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all.

On November 29, 2016, we entered into a non-binding term sheet with Sprott Resource Lending (“Sprott”) pursuant to which Sprott would provide a credit facility with a principal amount of up to $20 million. Our ability to draw down on the facility is subject to the negotiation and execution of definitive agreements, completion by Sprott of its due diligence review and the satisfaction of other customary closing conditions. The facility, when completed, would be available for up to three draws occurring during a period of five months following the closing date. As a condition to any such draw, we would be required to raise equity financing not less than the amount drawn. Amounts drawn under the facility would be secured by a lien on the Relief Canyon Mine property and processing facilities and would bear interest at 9.0% per annum. Amounts drawn would mature three years following the date drawn, with monthly principal payments commencing on the earlier of June 30, 2018 or upon achievement of commercial production at the Relief Canyon Mine. The proceeds of the facility would be required to be used to advance the Relief Canyon project towards production. There is no assurance that definitive agreements with respect to the facility will be completed or that any amount will be drawn under the facility. Sprott has commenced its due diligence review of the Company in connection with the facility and the parties are in the process of negotiating definitive agreements with respect to the facility.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” related to revenue from contracts with customers. This ASU was further amended in August 2015, March 2016, April 2016, May 2016 and December 2016 by ASU No. 2015-14, No. 2016-08, No. 2016-10, No. 2016-12 and No. 2016-20, respectively. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 15, 2017 and will be applied retrospectively. Early adoption is not permitted. We do not expect the impact of these revenue recognition updates to be material on our consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, “Interest – Imputation of Interest” (Subtopic 835-30) which focuses on simplifying the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The ASU is effective for periods beginning after December 15, 2015 for public companies. Our adoption of this ASU did not have an impact on our consolidated results of operations, financial position and related disclosures.

In November 2015, FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance in ASC Topic 740, “Income Taxes”, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We do not expect the impact of ASU 2015-17 to be material on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, “Leases” (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods and is applied retrospectively. Early adoption is permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”) as part of FASB’s simplification initiative focused on improving areas of generally accepted accounting principles for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. ASU 2016-09 focuses on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. We adopted ASU 2016-09 for fiscal year end December 31, 2016. Our adoption did not have a material impact on our consolidated results of operations, financial position and related disclosures.

In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for us on January 1, 2018. We do not believe the guidance will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Upon the adoption of the new guidance, we will change the presentation of restricted cash in our current statement of cash flows to conform to the new requirements.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain.

Property and Equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. We examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, generally from one to twenty-five years.

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

Long-Lived Assets

We review for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets.” An impairment is considered to exist when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its carrying amount.

Asset Retirement Obligations

Asset retirement obligations, consisting primarily of estimated mine reclamation and closure costs at the Company’s Relief Canyon properties, are recognized in the period incurred and when a reasonable estimate can be made, and recorded as liabilities at fair value. Such obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to accretion expense. Corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. Asset retirement obligations are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimated timing or amount of reclamation and closure costs. We review and evaluate the asset retirement obligations annually or more frequently at interim periods if deemed necessary.

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

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Pershing Gold Corporation has evaluated, under the supervision and with the participation of our Chief Executive Officer and Vice President Finance and Controller, the effectiveness of our disclosure controls and procedures as of December 31, 2016.

Based on that evaluation, the Chief Executive Officer and Vice President Finance and Controller have concluded that, as of December 31, 2016, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Vice President Finance and Controller, as appropriate to allow timely decisions regarding required disclosures.

The management of Pershing Gold Corporation, including the Chief Executive Officer and Vice President Finance and Controller, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Vice President Finance and Controller, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective based upon these criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three-months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2017 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 11:  EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2017 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2017 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2017 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2017 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this annual report on Form 10-K or incorporated by reference:

(1)	Our consolidated financial statements are listed on the “Index to Consolidated Financial Statements” on Page F-1 to this report.

(2)	Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)	The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit No.	Description
2.1	Share Exchange Agreement dated as of September 29, 2010, by and among The Empire Sports & Entertainment Holdings Co., The Empire Sports & Entertainment, Co. and the shareholders of The Empire Sports & Entertainment Co. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010)
3.1	Amended and Restated Articles of Incorporation, as amended by certificates of amendment dated May 16, 2011, February 27, 2012, December 11, 2014 and June 17, 2015
3.2	Certificate of Designation for Series E (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2013)
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Pershing Gold Corporation, as filed with the Nevada Secretary of State on June 17, 2015 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2015)
3.4	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2017)
4.1	Form of Investor Warrant (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2015)

4.2	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2015)
4.3	Form of Investor Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)
4.4	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)
4.5	Warrant, dated March 28, 2016 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2016)
10.1	The Empire Sports & Entertainment Holdings Co. 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010) +
10.2	Form of 2010 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010) +
10.3	Form of 2010 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010) +
10.4	Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012)
10.5	2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012) +
10.6	Consulting Agreement with Barry Honig (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2012) +
10.7	Revised Offer Letter, dated November 21, 2012, between the Company and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012) +
10.8	Severance Compensation Agreement, dated November 21, 2012, between the Company and Eric Alexander (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012) +
10.9	Form of the 2012 Equity Incentive Plan Restricted Stock Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2013) +
10.10	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2013) +
10.11	Pershing Gold Corporation 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2013) +
10.12	Form of 2012 Equity Incentive Plan Amended and Restated Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013) +
10.13	Form of 2012 Equity Incentive Plan Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013) +
10.14	Form of 2012 Equity Incentive Plan Amended and Restated Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013) +
10.15	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013) +
10.16	Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2013)
10.17	Registration Rights Agreement, dated July 2, 2014 and July 18, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2014)
10.18	Registration Rights Agreement, dated July 30, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2014)

10.19	Offer Letter between the Company and Timothy Janke dated August 27, 2014 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2014) +
10.20	Registration Rights Agreement, dated October 15, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2014)
10.21	Asset Purchase Agreement dated effective January 13, 2015 among Newmont USA Limited, Pershing Gold Corporation and Gold Acquisition Corporation (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2015)
10.22	Mining Lease dated January 15, 2015, between New Nevada Resources, LLC and New Nevada Lands, LLC, as lessor, and Gold Acquisition Corp., as lessee (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2015)
10.23	Third Amendment to Restricted Stock Agreement, dated February 5, 2015, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015) +
10.24	Third Amendment to Amended and Restated Restricted Stock Agreement, dated February 5, 2015, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015) +
10.25	First Amendment to Restricted Stock Grant Agreement, dated February 6, 2015, between Pershing Gold Corporation and Alexander Morrison (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015) +
10.26	First Amendment to Restricted Stock Grant Agreement, dated February 6, 2015, between Pershing Gold Corporation and Timothy Janke (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015) +
10.27	Form of Subscription Agreement among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2015)
10.28	Form of Registration Rights Agreement among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2015)
10.29	Amended and Restated Executive Employment Agreement, dated June 28, 2015, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 2015) +
10.30	Restricted Stock Unit Grant Agreement, dated June 28, 2015, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 2015) +
10.31	Form of the 2013 Equity Incentive Plan Restricted Stock Grant Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2015) +
10.32	Form of 2013 Equity Incentive Plan Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2015) +
10.33	Offer Letter between the Company and Debra Struhsacker dated September 19, 2013 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2015) +
10.34	Severance Compensation Agreement, dated September 19, 2013, between the Company and Debra Struhsacker (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2015) +
10.35	Amended Severance Compensation Agreement, dated November 19, 2015, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2015) +
10.36	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +

10.37	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.38	Second Amendment to Restricted Stock Grant Agreement, as amended, dated December 10, 2015, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.39	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Timothy Janke (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.40	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Timothy Janke (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.41	Second Amendment to Restricted Stock Grant Agreement, as amended, dated December 10, 2015, between Pershing Gold Corporation and Timothy Janke (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.42	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Debra Struhsacker (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.43	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Debra Struhsacker (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.44	Second Amendment to Restricted Stock Grant Agreement, as amended, dated December 10, 2015, between Pershing Gold Corporation and Debra Struhsacker (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.45	Form of Registration Rights Agreement, dated February 4, 2016, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2016)
10.46	Form of Subscription Agreement, dated February 4, 2016, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2016)
10.47	Form of Subscription Agreement, dated February 25, 2016, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)
10.48	Form of Unit Purchase Agreement, dated February 25, 2016, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)
10.49	Form of Registration Rights Agreement, dated February 25, 2016, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)
10.50	Form of Subscription Agreement, dated March 24, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2016)
10.51	Registration Rights Agreement, dated March 28, 2016 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2016)
10.52	Extension Severance Compensation Agreement, dated August 15, 2016, between Pershing Gold Corporation and Debra Struhsacker (“Amended Severance Agreement”)* +
10.53	Second Amended Severance Compensation Agreement, dated September 15, 2016, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2016) +
10.54	Amendment No. 1 to the Pershing Gold Corporation 2013 Equity Incentive Plan, dated October 7, 2016* +

10.55	Third Amended Severance Compensation Agreement, dated January 11, 2017, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2017) +
10.56	Amendment to Offer of Employment, dated January 11, 2017, between Pershing Gold Corporation and Timothy Janke (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2017) +
10.57	Second Extension Severance Compensation Agreement, dated January 11, 2017, between Pershing Gold Corporation and Debra Struhsacker (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2017) +
10.58	Restricted Stock Unit Grant Agreement, dated March 21, 2017, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2017) +
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)*
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)**
95.1	Mine Safety Disclosure *
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Schema Document*
101.CAL	XBRL Taxonomy Calculation Document*
101.DEF	XBRL Taxonomy Definition Document*
101.LAB	XBRL Taxonomy Label Document*
101.PRE	XBRL Taxonomy Presentation Document*

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2017	PERSHING GOLD CORPORATION Registrant

	By:	/s/ Stephen Alfers
Stephen Alfers Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Alfers	Chief Executive Officer and President	March 29, 2017
Stephen Alfers	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Eric Alexander	Vice President Finance and Controller	March 29, 2017
Eric Alexander	(Principal Financial and Accounting Officer)

/s/ D. Scott Barr	Director	March 29, 2017
D. Scott Barr

/s/ Barry Honig	Director	March 29, 2017
Barry Honig

/s/ Edward Karr	Director	March 29, 2017
Edward Karr

/s/ Alex Morrison	Director	March 29, 2017
Alex Morrison

PERSHING GOLD CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pershing Gold Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Pershing Gold Corporation and Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pershing Gold Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with U.S. generally accepted accounting principles.

/s/ KBL, LLP
New York, New York
March 28, 2017

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in United States dollars)

	December 31,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,722,102	$3,237,384
Restricted cash	2,250,000	2,250,000
Other receivables	-	70,145
Prepaid expenses and other current assets	1,139,760	899,228

Total Current Assets	15,111,862	6,456,757

NON - CURRENT ASSETS:
Property and equipment, net	4,310,980	5,321,895
Mineral rights	22,786,912	22,786,912
Reclamation bond deposit	25,000	25,000
Deposit	3,884	3,884

Total Non - Current Assets	27,126,776	28,137,691

Total Assets	$42,238,638	$34,594,448

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,150,195	$538,161
Note payable - current portion	-	17,319
Deferred rent - current portion	6,738	5,217

Total Current Liabilities	2,156,933	560,697

LONG-TERM LIABILITIES:
Deposit	1,750	-
Deferred rent - long term portion	4,512	10,771
Asset retirement obligation	895,085	783,539

Total Liabilities	3,058,280	1,355,007

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($0.0001 Par Value; 2,250,000 Shares Authorized;
none issued and outstanding as of December 31, 2016 and 2015)	-	-
Convertible Series B Preferred stock ($0.0001 Par Value; 8,000,000 Shares Authorized;
none issued and outstanding as of December 31, 2016 and 2015)	-	-
Convertible Series C Preferred stock ($0.0001 Par Value; 3,284,396 Shares Authorized;
none issued and outstanding as of December 31, 2016 and 2015)	-	-
Convertible Series D Preferred stock ($0.0001 Par Value; 7,500,000 Shares Authorized;
none issued and outstanding as of December 31, 2016 and 2015)	-	-
Convertible Series E Preferred stock ($0.0001 Par Value; 15,151 Shares Authorized;
8,946 and 9,375 shares issued and outstanding; liquidation preference of $9,742,194 and
$10,209,375 as of December 31, 2016 and 2015)	1	1
Common stock ($0.0001 Par Value; 200,000,000 Shares Authorized;
28,389,378 and 21,723,049 shares issued and outstanding as of December 31, 2016 and 2015)	2,839	2,173
Additional paid-in capital	195,705,344	170,529,953
Accumulated deficit	(156,527,826)	(137,292,686)

Total Stockholders' Equity	39,180,358	33,239,441

Total Liabilities and Stockholders' Equity	$42,238,638	$34,594,448

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in United States dollars)

	For the Years Ended December 31,
	2016	2015

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes	5,337,910	4,555,151
Exploration cost	4,792,786	8,618,648
Consulting fees	1,410,307	1,258,458
General and administrative expenses	4,091,967	4,689,033

Total operating expenses	15,632,970	19,121,290

Loss from operations	(15,632,970)	(19,121,290)

Other income (expenses):
Interest expense and other finance costs, net of interest income of $2,801 and $730, respectively	(2,605)	(2,643)

Total other income (expenses) - net	(2,605)	(2,643)

Loss before provision for income taxes	(15,635,575)	(19,123,933)

Provision for income taxes	-	-

Net loss	$(15,635,575)	$(19,123,933)

Preferred deemed dividend	(3,599,565)	-

Net loss available to common stockholders	$(19,235,140)	$(19,123,933)

Net loss per common share, basic and diluted	$(0.75)	$(0.90)

Weighted average common shares outstanding - basic and diluted	25,483,353	21,165,083

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

(in United States dollars)

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock					Total
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		Additional	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Stock	Deficit	Equity

Balance, December 31, 2014	-	$-	-	$-	-	$-	-	$-	9,425	$1	19,745,170	$1,975	$158,018,742	$-	$(118,168,753)	$39,851,965

Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	1,962,501	196	10,461,646	-	-	10,461,842

Issuance of common stock in connection with the
conversion of preferred stock	-	-	-	-	-	-	-	-	(50)	-	9,822	1	(1)	-	-	-

Issuance of common stock for vested restricted stock grants	-	-	-	-	-	-	-	-	-	-	5,556	1	(1)	-	-	-

Stock-based compensation in connection with vested restricted common stock grants	-	-	-	-	-	-	-	-	-	-	-	-	2,025,258	-	-	2,025,258

Stock-based compensation in connection with stock warrant grant	-	-	-	-	-	-	-	-	-	-	-	-	24,309	-	-	24,309

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(19,123,933)	(19,123,933)

Balance, December 31, 2015	-	-	-	-	-	-	-	-	9,375	1	21,723,049	2,173	170,529,953	-	(137,292,686)	33,239,441

Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	6,544,412	654	19,794,822	-	-	19,795,476

Issuance of common stock in connection with the
conversion of preferred stock	-	-	-	-	-	-	-	-	(429)	-	130,669	13	(13)	-	-	-

Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	15,323	1	55,598	-	-	55,599

Stock-based compensation in connection with restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	-	-	1,725,417	-	-	1,725,417

Cancellation of common stock	-	-	-	-	-	-	-	-	-	-	(24,075)	(2)	2	-	-	-

Preferred stock deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	3,599,565	-	(3,599,565)	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(15,635,575)	(15,635,575)

Balance, December 31, 2016	-	$-	-	$-	-	$-	-	$-	8,946	$1	28,389,378	$2,839	$195,705,344	$-	$(156,527,826)	$39,180,358

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in United States dollars)

	For the Years Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(15,635,575)	$(19,123,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,097,066	1,125,758
Accretion	38,923	46,148
Stock-based compensation	2,311,410	2,049,567
Asset retirement obligations settled	-	(18,737)

Changes in operating assets and liabilities:
Other receivables	70,145	(70,145)
Prepaid expenses and other current assets	(240,532)	(104,479)
Accounts payable and accrued expenses	1,081,640	(176,130)
Deferred rent	(4,738)	15,988
Deposit	1,750	-

NET CASH USED IN OPERATING ACTIVITIES	(11,279,911)	(16,255,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	-	(6,000,000)
Purchase of property and equipment	(13,528)	(91,909)

NET CASH USED IN INVESTING ACTIVITIES	(13,528)	(6,091,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	19,795,476	10,461,842
Payments on notes payable	(17,319)	(24,423)

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,778,157	10,437,419

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,484,718	(11,910,453)

CASH AND CASH EQUIVALENTS- beginning of year	3,237,384	15,147,837

CASH AND CASH EQUIVALENTS- end of year	$11,722,102	$3,237,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$5,406	$3,373
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Preferred stock deemed dividend	$3,599,565	$-
Increase (decrease) in asset retirement obligations	$72,623	$(42,477)

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(in United States dollars)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Pershing Gold Corporation (the “Company”), formerly named Sagebrush Gold Ltd., was incorporated under the laws of the State of Nevada on August 2, 2007. The Company is a gold and precious metals exploration company pursuing exploration, development, and mining opportunities primarily in Nevada. The Company is currently focused on exploration of its Relief Canyon properties in Pershing County in northwestern Nevada. None of the Company’s properties contain proven and probable reserves, and the Company’s activities on all of its properties are exploratory in nature.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principle of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its majority-owned subsidiaries as of December 31, 2016. In the preparation of the consolidated financial statements of the Company, intercompany transactions and balances have been eliminated.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2016, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Restricted Cash

Restricted cash consists of cash and investments which are held as collateral under a surface management surety bond issued on the Company’s behalf.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(in United States dollars)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $1,139,760 and $899,228 at December 31, 2016 and 2015, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting, public relations, and business advisory services, insurance premiums, drilling services, mining claim fees and mineral lease fees which are being amortized over the terms of their respective agreements. Included in other current assets are deferred financing costs of $312,415 and $0 at December 31, 2016 and 2015, respectively. The Company defers these costs until such time that the associated financing is completed. Upon completion and recognition of the proceeds, any deferred financing costs will be reported as a direct deduction from the amount of the proceeds received. If it is determined that the contemplated financing will not be completed any amounts deferred will be expensed.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(in United States dollars)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property Acquisition and Exploration Costs (continued)

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment of its long-lived assets at December 31, 2016 and 2015, respectively.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(in United States dollars)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

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

Effective for fiscal year-ended December 31, 2016, the Company early adopted ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”). The Company has elected to recognize the effect of forfeitures in compensation cost as forfeitures occur. Any previously recognized compensation cost will be reversed in the period of forfeiture.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(in United States dollars)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency transactions

The Company accounts for foreign currency transactions in accordance with ASC 830, “Foreign Currency Matters” (“ASC 830”) and more specifically the guidance in subsection ASC 830-20, “Foreign Currency Transactions”. The U.S. dollar is the functional and reporting currency for the Company and its subsidiaries. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting gains or losses upon settlement reported in foreign exchange gain (loss) in the computation of net income (loss).

Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” related to revenue from contracts with customers. This ASU was further amended in August 2015, March 2016, April 2016, May 2016 and December 2016 by ASU No. 2015-14, No. 2016-08, No. 2016-10, No. 2016-12 and No. 2016-20, respectively. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 15, 2017 and will be applied retrospectively. Early adoption is not permitted. The Company does not expect the impact of these revenue recognition updates to be material on the Company’s consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, “Interest – Imputation of Interest” (Subtopic 835-30) which focuses on simplifying the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The ASU is effective for periods beginning after December 15, 2015 for public companies. The Company’s adoption did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

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

In March 2016, FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”) as part of FASB's simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. ASU 2016-09 focuses on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company’s adoption did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(in United States dollars)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,”or ASU2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Upon the adoption of the new guidance, the Company will change the presentation of restricted cash in our current statement of cash flows to conform to the new requirements.

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

The primary term of the mining lease of private lands is ten years ending in January 2023, which may be extended as long as mineral exploration, development or mining continue on the property. Production from the private lands covered by the lease is subject to a 2% net smelter return royalty on all metals produced other than gold, and to a royalty on gold indexed to the gold price, ranging from 2% at gold prices of less than $500 per ounce to 3.5% at gold prices over $1,500 per ounce. Prior to one year after commercial production begins, the Company can repurchase up to 3% of the royalty on gold production at the rate of $600,000 for each 1%.

In September 2013, the Company entered into a lease agreement and purchase option for 19 unpatented mining claims (approximately 400 acres) in the Pershing Pass Property. Production from the lease is subject to a 1% net smelter return royalty on precious metals and a 0.5% net smelter royalty on all other metals produced from the leased property. Prior to production, and starting in September 2016, the Company is required to pay a $10,000 annual advance minimum royalty payment until September 2023. The annual advance minimum royalty payment increases to $12,500 in September 2023, to $15,000 in September 2028 and to $20,000 in September 2033.  The Company has the right to buy the leased claims at any time for $250,000.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(in United States dollars)

NOTE 3 — MINERAL PROPERTIES (continued)

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

Newmont Leased Property

As part of the Asset Purchase Agreement transactions, Newmont and the Company entered into an amendment of the 2006 Minerals Lease and Sublease (the “Third Amendment”), pursuant to which the Company agreed to a $2.6 million work commitment on the properties remaining subject to the 2006 Minerals Lease and Sublease to be expended by the seventh anniversary of the effective date of the Third Amendment. Upon the eighth anniversary of the effective date of the Third Amendment, the Company shall pay an annual rental payment of $10.00 per acre if the Company does not incur $500,000 in qualified expenditures during the preceding year. Expenditures incurred in excess of the annual work commitment or rental payment obligation may be carried forward as credits against future annual work commitment obligations or rental payment obligations. As of December 15, 2016, the most recent cost reporting date, the Company can credit approximately $2.6 million in exploration expenditures already incurred against the remaining $2.5 million work commitment and future rental payment obligations.

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

General

The Company has posted a statewide surface management surety bond with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in an amount of approximately $5.6 million, which is approximately $30,000 in excess of the coverage requirement as of December 31, 2016, to reclaim land disturbed in its exploration and mining operations. The surface management surety bond is provided through a third-party insurance underwriter. When the bond was issued in November 2013, the Company was required to place $2,250,000, or 45% of the original $5.0 million bond, in a collateral account. The funds deposited in the collateral account are classified as restricted cash on the Company’s balance sheet.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(in United States dollars)

NOTE 3 — MINERAL PROPERTIES (continued)

In March 2017, the Company increased its statewide surface management surety bond with the BLM from approximately $5.6 million to $12.3 million, in connection with the approval of the Company’s Plan of Operations Modification. The Company was required to deposit approximately $1.4 million in additional collateral reducing the overall collateral percentage to 30% of the total $12.3 million reclamation bond, or approximately $3.7 million of total collateral.

As of December 31, 2016, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	December 31, 2016	December 31, 2015
Relief Canyon Mine — Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine — Newmont Properties	13,709,441	13,709,441
Pershing Pass Property	576,400	576,400

	$22,786,912	$22,786,912

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	December 31, 2016	December 31, 2015
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	416,363	402,835
Land	—	358,886	358,886
Building and improvements	5 - 25 years	820,182	812,967
Site costs	10 years	1,412,624	1,400,197
Crushing system	20 years	2,505,012	2,482,976
Process plant and equipment	10 years	3,517,809	3,486,864
Vehicles and mining equipment	5 - 10 years	699,025	699,025
		9,786,896	9,700,745
Less: accumulated depreciation		(5,475,916)	(4,378,850)

		$4,310,980	$5,321,895

For the years ended December 31, 2016 and 2015, depreciation expense amounted to $1,097,066 and $1,125,758, respectively.

NOTE 5 — NOTES PAYABLE

In August 2012, the Company issued a note payable in the amount of $92,145 in connection with the acquisition of mining equipment. As of December 31, 2016, the note payable was paid in full. The note payable bore interest at approximately 7% per annum and was secured by a lien on the mining equipment. The note was paid in 48 equal monthly payments of $2,226 through August 2016. Notes payable — short and long term portion consisted of the following:

	December 31, 2016	December 31, 2015
Total notes payable	$-	$17,319
Less: current portion	-	(17,319)
Long term portion	$-	$-

The Company recognized interest expense of $488 and $2,287 for the year ended December 31, 2016 and 2015, respectively.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(in United States dollars)

NOTE 6 — ASSET RETIREMENT OBLIGATIONS

In conjunction with the permit approval permitting the Company to resume mining in the existing open pits at the Relief Canyon Mine during the third quarter of 2014, the Company has recorded an asset retirement obligation based upon the reclamation plan submitted in connection with the permit.

The following table summarizes activity in the Company’s ARO:

	December 31, 2016	December 31, 2015
Balance, beginning of year	$783,539	$798,605
Accretion expense	38,923	46,148
Reclamation obligations settled	-	(18,737)
Additions and changes in estimates	72,623	(42,477)
Balance, end of year	$895,085	$783,539

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

Series A Convertible Preferred Stock

As of December 31, 2016 and 2015, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series B Convertible Preferred Stock

As of December 31, 2016 and 2015, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series C Convertible Preferred Stock

As of December 31, 2016 and 2015, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value, were authorized with none outstanding.

9% Series D Convertible Cumulative Preferred Stock

As of December 31, 2016 and 2015, 7,500,000 shares of Series D Preferred Stock, $0.0001 par value, were authorized with none outstanding.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(in United States dollars)

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Series E Convertible Preferred Stock

As of December 31, 2016 and 2015, 15,151 shares of Series E Preferred Stock, $0.0001 par value, were authorized and 8,946 and 9,375 shares issued and outstanding, respectively.

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

Common Stock

Sale of Common Stock

In April 2015, the Company raised approximately $11.5 million in gross proceeds through a private placement to certain accredited investors of a total of 1,962,501 Units priced at $5.85 per Unit, with each Unit comprised of one share of the Company’s Common Stock and a 24-month warrant to purchase 0.4 of a share of Common Stock at an exercise price of $7.92. Net proceeds totaled approximately $10.5 million after commissions and legal fees. A total of 1,962,501 shares of Common Stock and warrants to acquire 785,045 shares of Common Stock were issued in the private placement, with 30 month warrants to acquire an additional 120,187 shares of Common Stock at an exercise price of $5.85 issued to broker-dealers acting on behalf of the Company in the placement.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(in United States dollars)

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Sale of Common Stock (continued)

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

In connection with these private placements, certain FINRA broker-dealers acted on behalf of the Company and were paid aggregate cash commissions of approximately $695,000 and reimbursed for expenses of approximately $25,000 and were granted a 30-month warrant to acquire an aggregate of 261,590 shares of Common Stock at an exercise price of $5.06.

Additionally, the Company paid a total of approximately $229,000 of legal fees and expenses in connection with the February 2016 and March 2016 private placements.

On December 2, 2016, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Laidlaw & Company (UK) Ltd. (“Laidlaw” or the “Underwriter”) pursuant to which, among other things, the Company agreed to issue and sell to the Underwriter, in an underwritten public offering (the “Offering”), an aggregate of 2,205,883 shares of the Company’s Common Stock at a public offering price of $3.40 per share of Common Stock.

Net proceeds from the Offering were approximately $6.6 million, after deducting approximately $859,000 of underwriting discounts and commissions and legal fees and other expenses in connection with the Offering. The Company intends to use the net proceeds from the Offering for advancing its Relief Canyon project, capital expenditures, working capital and general corporate purposes.

Common stock for services

In March 2016, the Company issued an aggregate of 9,480 shares of its Common Stock to two consultants in connection with services rendered. The Company valued these common shares at the fair value ranging from $3.70 to $3.90 per common share or $35,599 based on the quoted trading price on the grant date. In connection with issuance of these common shares, the Company recorded stock-based consulting of $35,599 for the year ended December 31, 2016.

In May 2016, the Company issued an aggregate of 4,843 shares of its Common Stock to a consultant in connection with services rendered. The Company valued these common shares at the fair value of $4.12 per common share or $20,000 based on the quoted trading price on the grant date. In connection with issuance of these common shares, the Company recorded stock-based consulting of $20,000 for the year ended December 31, 2016.

In December 2016, the Company issued 1,000 shares of Common Stock upon the vesting of 1,000 restricted stock units to a former employee. The Company cancelled 2,000 forfeited restricted stock units and an aggregate of 11,111 shares of Common Stock due to forfeiture. Additionally, the Company cancelled an aggregate of 12,964 shares of Common Stock due to forfeiture from the termination of a consultant agreement.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(in United States dollars)

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Units

On June 8, 2015 and June 9, 2015, the Company granted an aggregate of 66,668 restricted stock units to certain of the Company’s non-employee members of the board of directors. The fair market value on the date of grant was approximately $406,000. The restricted stock units vest over a three-year period. For each vested restricted stock unit, the holder will be entitled to receive one unrestricted share of the Company's Common Stock upon the holder's termination of service on the Company's board of directors or upon a change in control. On September 4, 2015, as a result of the death of one of the non-employee members of the board of directors, 5,556 restricted stock units vested in full, and accordingly stock-based compensation was recognized as of December 31, 2015 reflecting the full vesting of the restricted stock units. As a result of the vesting, the Company issued 5,556 shares of Common Stock in September 2015.

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

In June 2016, 120,000 Incentive RSUs vested upon the attainment of certain performance-based milestones. Accordingly, stock-based compensation expense of $702,000 was recognized during the year ended December 31, 2016.

On June 24, 2016, the Company granted 5,995 restricted stock units to one of the Company’s non-employee members of the Company’s Board of Directors. The fair market value on the date of grant was $25,239. The restricted stock units vest over a three-year period. For each vested restricted stock unit, the holder will be entitled to receive one unrestricted share of the Company's Common Stock upon the holder's termination of service on the Company's Board of Directors or upon a change in control.

In February 2017, the Company granted an aggregate of 116,229 restricted stock units to employees and directors of the Company in connection with employee bonus compensation and annual equity awards to non-employee directors for fiscal 2016. The fair market value on the date of grant was approximately $382,000. The restricted stock units granted to employees and directors vest 50% on the date of grant and the balance vest over a one-year period from the date of issuance. For each vested restricted stock unit, the holder will be entitled to receive one restricted share of the Company's Common Stock upon the holder's separation of employment under certain circumstances or upon a change in control.

In March 2017, the Company granted 50,000 restricted stock units to the CEO of the Company in connection with bonus compensation for fiscal 2016. The fair market value on the date of grant was approximately $149,500. The restricted stock units granted to the CEO vested upon grant. The Common Stock underlying the restricted stock units will be issued upon on the earlier of a change in control or other acceleration or December 31, 2018.

As of December 31, 2016, the Company recognized a liability equivalent to the fair value of approximately $530,000 which has been included in accounts payable and accrued expenses. Consequently, the Company recognized stock based compensation of approximately $530,000 during the year ended December 31, 2016 in connection with these transactions.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(in United States dollars)

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Units (continued)

During the year ended December 31, 2016 and 2015, the Company recorded total stock-based compensation expense in connection with restricted stock and restricted stock unit awards of $2,255,811 and $2,025,258, respectively.  At December 31, 2016, there was a total of $2,896,941 of unrecognized compensation expense in connection with restricted stock and restricted stock unit awards.

A summary of the status of the restricted stock units as of December 31, 2016 and 2015, and of changes in restricted stock units outstanding during the year ended December 31, 2016 and 2015, is as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2014	19,158	$5.20
Granted	829,168	5.69
Vested and converted	(5,556)	5.94
Forfeited	—	—
Balance at December 31, 2015	842,770	5.60
Granted	5,995	4.21
Vested and converted	(1,000)	3.50
Forfeited	(2,000)	3.50
Balance at December 31, 2016	845,765	$5.68

Common Stock Options

A summary of the Company’s stock options as of December 31, 2016 and 2015 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2014	1,811,121	$7.20	7.15
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at December 31, 2015	1,811,121	7.20	6.15
Granted	—	—	—
Exercised	—	—	—
Forfeited	(16,668)	7.20	—
Cancelled	—	—	—
Balance outstanding at December 31, 2016	1,794,453	$7.21	5.20
Options exercisable at end of year	1,794,453	$7.21
Options expected to vest	—
Weighted average fair value of options granted during the period		$—

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(in United States dollars)

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of December 31, 2016 and 2015 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2014	2,114,188	$7.74	1.83
Granted	913,566	7.62	1.62
Cancelled	-	-	—
Forfeited	(217,175)	(9.00)	—
Exercised	—	—	—
Balance at December 31, 2015	2,810,579	7.55	1.07
Granted	2,247,019	7.62	2.50
Cancelled	(746,432)	7.20	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at December 31, 2016	4,311,166	$6.16	0.98
Warrants exercisable at December 31, 2016	4,311,166	$6.16	0.98
Weighted average fair value of warrants granted during the year ended December 31, 2016		$4.77

On January 28, 2015, the Company issued four-year warrants to purchase 8,334 shares of Common Stock to a consultant. The warrants vested on March 1, 2015 and are exercisable at $5.40 per share. The 8,334 warrants were valued on the grant date at approximately $2.88 per warrant or a total of approximately $24,300 using a Black-Scholes option pricing model with the following assumptions: stock price of $5.40 per share (based on the quoted trading price on the date of grant), volatility of 72%, expected term of 4 years, and a risk- free interest rate of 1.25%. The Company recognized stock-based consulting expense of approximately $24,300 during the year ended December 31, 2015.

In April 2015, in connection with the private placement, the Company issued 24-month warrants to purchase shares of Common Stock at an exercise price of $7.92 per share, for a total of 785,045 shares of Common Stock. The Company also issued 30-month warrants to purchase 120,187 shares of Common Stock at an exercise price of $5.85 to broker-dealers acting on behalf of the Company in the private placement.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(in United States dollars)

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

	For the year ended December 31, 2016	For the year ended December 31, 2015
Numerator:
Net loss available to common stockholders	$(19,235,140)	$(19,123,933)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	25,483,353	21,165,083
Net loss per common share, basic and diluted	$(0.75)	$(0.90)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	December 31, 2016	December 31, 2015
Common stock equivalents:
Stock options	1,794,453	1,811,121
Stock warrants	4,311,166	2,810,579
Restricted stock units	845,765	842,770
Convertible preferred stock	2,725,092	1,841,528
Total	9,676,476	7,305,998

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate facility and certain office equipment under operating leases with expiration dates through 2018. In April 2015, the Company executed a new operating lease agreement for its corporate facility in Lakewood, Colorado. The lease is for a period of 39 months commencing in May 2015 and expires in July 2018. The Company recognized total deferred rent of $11,250 ($6,738 current portion and $4,512 long -term portion) in connection with this lease agreement as of December 31, 2016. The Company recognized total deferred rent of $15,988 ($5,217 current portion and $10,771 long- term portion) in connection with this lease agreement as of December 31, 2015. Rent expense was $62,020 and $62,364 for the years ended December 31, 2016 and 2015, respectively.

Future minimum rental payments required under operating leases are as follows:

2017	$83,343
2018	45,455
$128,798

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(in United States dollars)

NOTE 9 — COMMITMENTS AND CONTINGENCIES (continued)

Mining Leases

As more fully discussed in Note 3 — Mineral Properties, the Company leases certain mineral properties included in its Pershing Pass Property. The future minimum lease payments under these mining leases are as follows:

2017	$25,000
2018	25,000
2019	25,000
2020	25,000
2021	25,000
Thereafter	42,500
$167,500

The Company incurred mining lease payments of $16,458 and $10,000 for the years ended December 31, 2016 and 2015, respectively.

Credit Facility

On November 29, 2016, the Company entered into a non-binding term sheet with Sprott Resource Lending (the “Lender”) pursuant to which the Lender would provide a credit facility with a principal amount of up to $20 million (the “Facility”). The Company’s ability to draw down on the Facility is subject to the negotiation and execution of definitive agreements, completion by the Lender of its due diligence review and the satisfaction of other customary closing conditions. The Facility, when completed, would be available for up to three draws occurring during a period of five months following the closing date. As a condition to any such draw, the Company would be required to raise equity financing not less than the amount drawn. Amounts drawn under the Facility would be secured by a lien on the Relief Canyon Mine and processing facilities and would bear interest at 9.0% per annum. Amounts drawn would mature three years following the date drawn, with monthly principal payments commencing on the earlier of June 30, 2018 or upon achievement of commercial production at the Relief Canyon Mine. The proceeds of the Facility would be used to advance the Relief Canyon project towards production. There is no assurance that definitive agreements with respect to the Facility will be completed or that any amount will be drawn under the Facility. The Company has paid a structuring fee of $200,000 and a retainer fee of $100,000. Such retainer is refundable and shall be applied against legal fees and expenses incurred. As of December 31, 2016, the fees paid to the Lender and legal fees related to the credit facility of $312,415 are included in prepaid expenses and other current assets and will be recorded as a reduction in proceeds received form the Facility when drawn.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(in United States dollars)

NOTE 10 — INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $63.2 million at December 31, 2016, expiring through the year 2036. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Tax benefit computed at “expected” statutory rate	$(5,316,096)	$(6,502,139)
State income taxes, net of benefit	—	—
Permanent differences:
Stock based compensation and consulting	629,133	18,886
Prior year true-ups	—	833,847
Other	155,300	13,512
Increase in valuation allowance	4,531,663	5,635,894
Net income tax benefit	$—	$—

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Computed “expected” tax expense (benefit)	(34.0)%	(34.0)%
State income taxes	0%	0%
Permanent differences	5.02%	4.53%
Change in valuation allowance	28.98%	29.47%
Effective tax rate	0.0%	0.0%

The Company has a deferred tax asset which is summarized as follows at December 31, 2016 and 2015:

Deferred tax assets:

	December 31, 2016	December 31, 2015
Net operating loss carryover	$21,486,659	$18,920,702
Stock based compensation	4, 422,167	4,986,677
Depreciable and depletable assets	(212,727)	(367,352)
Mining explorations	5,390,018	3,028,546
Capital loss carryforward	1,482,865	1,482,863
Other	28,639	27,062
Less: valuation allowance	(32,597,621)	(28,078,498)
Net deferred tax asset	$—	$—

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2016, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by approximately $4.5 million.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(in United States dollars)

NOTE 11 — SUBSEQUENT EVENTS

In February 2017, the Company granted an aggregate of 116,229 restricted stock units to employees and directors of the Company in connection with employee bonus compensation and annual equity awards to non-employee directors for fiscal 2016. The fair market value on the date of grant was approximately $382,000. The restricted stock units granted to employees and directors vest 50% on the date of grant and the balance vest over a one-year period from the date of issuance. For each vested restricted stock unit, the holder will be entitled to receive one restricted share of the Company's Common Stock upon the holder's separation of employment under certain circumstances or upon a change in control (see Note 7).

In February 2017, the Company granted 25,000 restricted stock units to new employees of the Company. The fair market value on the date of grant was approximately $80,000. The restricted stock units granted to employees vest one-third on December 31, 2017, 2018 and 2019. For each vested restricted stock unit, the holder will be entitled to receive one restricted share of the Company's Common Stock upon the holder's separation of employment under certain circumstances or upon a change in control.

In February 2017, the Company issued 3,666 shares of Common Stock upon the vesting of 3,666 restricted stock units to a former employee. The Company cancelled 2,334 forfeited restricted stock units and an aggregate of 7,222 shares of Common Stock due to forfeiture.

In February 2017, the Company granted 100,000 24-month warrants to purchase shares of Common Stock at an exercise price of $3.45 per share in connection with a contract for services. The warrants vest ratably over the term of the services agreement.

During January 2017 and February 2017, 1,128,358 warrants to purchase shares of the Company’s Common Stock were forfeited as the warrants were not exercised prior to their expiration date.

In March 2017, the Company granted 50,000 restricted stock units to the CEO of the Company in connection with bonus compensation for fiscal 2016. The fair market value on the date of grant was approximately $149,500. The restricted stock units granted to the CEO vested upon grant. The Common Stock underlying the restricted stock units will be issued upon on the earlier of a change in control or other acceleration or December 31, 2018 (see Note 7).

In March 2017, the Company increased its statewide surface management surety bond with the BLM from approximately $5.6 million to $12.3 million, in connection with the approval of the Company’s Plan of Operations Modification. The Company was required to deposit approximately $1.4 million in additional collateral reducing the overall collateral percentage to 30% of the total $12.3 million reclamation bond, or approximately $3.7 million of total collateral (see Note 3).

