Form 10-K/A
period 2016-12-31
Pershing Gold Corp.
filed 2017-04-28
CIK 1432196

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016 was approximately $57.0 million, based on the closing price of the registrant’s common stock of $4.29 per share on the Nasdaq Global Market on June 30, 2016.

The number of shares of common stock outstanding on April 28, 2017 was 28,402,389.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Pershing Gold Corporation (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2017 (the “Original Filing”). The Company is filing this Amendment No. 1 solely for the purpose of including the information required by Part III of Form 10-K. The Company will not file its definitive proxy statement for the 2017 Annual Meeting of Stockholders within 120 days of its fiscal year ended December 31, 2016; therefore, such information will not be incorporated by reference to the Company's definitive proxy statement. Thus, Part III, Items 10-14, of the Company's Original Filing are hereby amended and restated in their entirety.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.  This Amendment No. 1 does not change any previously reported financial results. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original Filing was filed.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are included as Exhibits 31.1 and 31.2 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Unless the context requires otherwise, all references to “Pershing”, the “Company”, “we”, “us” or “our” means Pershing Gold Corporation, a Nevada corporation.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of our Board of Directors and our executive officers. All directors hold office for one-year terms until the election and qualification of their successors. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name	Age	Position with the Company
Stephen Alfers	71	Chief Executive Officer and President, Chairman of the Board of Directors
Debra Struhsacker	64	Senior Vice President
Timothy Janke	65	Chief Operating Officer
Eric Alexander	50	Vice President Finance and Controller
Barry Honig	46	Director
Edward Karr	47	Director
Alex Morrison	53	Director

Stephen Alfers. Mr. Alfers has served as our Chief Executive Officer and Chairman since February 2012 and as our President since August 2012. Mr. Alfers served as the President and Chief of U.S. Operations of Franco-Nevada Corporation from January 2010 to September 2011 and its Vice President (Legal) from December 2007 to December 2009. Mr. Alfers is the founder and, since 2007, the President of Alfers Mining Consulting, which performs consulting services from time to time for mining and exploration companies and investors in these industries, including providing continuing services from time to time for Franco-Nevada Corporation, with Mr. Alfers serving as an officer and director of certain of the U.S. subsidiaries of Franco-Nevada Corporation. Mr. Alfers served as the President and Chief Executive Officer of NewWest Gold Corporation, a publicly traded Canadian corporation listed on the Toronto Stock Exchange, from 2006 to 2007. Mr. Alfers also served on the board of directors of NewWest Gold Corporation from 2005 to 2007. Mr. Alfers served as President and Chief Executive Officer of the NewWest Resources Group from 2001 to 2005 and as President and Chief Executive Officer of NewWest Gold Corporation, a privately-held Delaware Corporation, from 2005 to 2006. Mr. Alfers founded Alfers & Carver LLC, a boutique natural resources law firm, in 1995, and served as its managing partner from 1995 to 2001. Mr. Alfers received a J.D. from the University of Virginia, an M.A. in Monetary Policy and Public Finance from the University of Denver and a B.A. in Economics from the University of Denver. Mr. Alfers was chosen to be a director of the Company based on his extensive mining industry and operational experience, and his mining industry legal expertise. Mr. Alfers is a member of the Technical Committee.

Debra Struhsacker. Ms. Struhsacker joined the Company in September 2013 as its Corporate Vice President and was named Senior Vice President in September 2014. From June 2006 until joining the Company, Ms. Struhsacker was the principal of her own consulting business, providing management, coordination and execution of environmental permitting strategies and other environmental, regulatory, governmental and community relations issues consulting services to mining companies. She has provided consulting services to the Company at the Relief Canyon Project since October 2011. She served as Vice President, U.S. Governmental and Regulatory Affairs for Kinross Gold USA, Inc., a subsidiary of Kinross Gold Corporation, from July 2003 to May 2006, and was engaged in her own consulting business from April 1991 until June 2003. Ms. Struhsacker has over 25 years of experience in hardrock mining and environmental issues, including related public policy issues, permitting and reclamation. She has a B.A. in Geology and French from Wellesley College and a M.S. in Geology from the University of Montana. Ms. Struhsacker is a certified professional geologist (Wyoming and American Institute of Professional Geologists).

Timothy Janke. Mr. Janke joined the Company in August 2014 as its Chief Operating Officer. Since November 2010, Mr. Janke has been the president of his own consulting business, providing mine operating and evaluation services to several mining companies. Beginning in July 2012, he provided consulting services at the Relief Canyon Project, advising the Company on mine start-up plans and related activities. From June 2010 to August 2014, Mr. Janke served as Vice President and Chief Operating Officer of Renaissance Gold, Inc. and its predecessor, Auex Ventures, Inc. He was General Manager-Projects for Goldcorp Inc. and its predecessor Glamis Gold, Inc. from July 2009 to May 2010, Vice President and General Manager of the Marigold Mine from February 2006 to June 2009, and its Manager of Technical Services from September 2004 to January 2006. Mr. Janke has served as a director for Renaissance Gold since August 2011 and as a director for US Gold since April 2016. Mr. Janke has over 40 years of engineering and operational experience in the mining industry. He has a B.S. in Mining Engineering from the Mackay School of Mines.

Eric Alexander. Mr. Alexander joined the Company in September 2012 as its Vice President Finance and Controller and was appointed as the Company’s principal financial officer and principal accounting officer in November 2012. Prior to joining the Company, Mr. Alexander was the Corporate Controller for Sunshine Silver Mines Corporation, a privately held mining company with exploration and pre-development properties in Idaho and Mexico, from March 2011 to August 2012. He was a consultant to Hein & Associates LLP from August 2012 to September 2012 and a Manager with Hein & Associates LLP from July 2010 to March 2011. He served from July 2007 to May 2010 as the Corporate Controller for Golden Minerals Company (and its predecessor, Apex Silver Mines Limited), a publicly traded mining company with operations and exploration activities in South America and Mexico. He has over 25 years of corporate, operational and business experience, and 12 years of mining industry experience. In addition to working in the industry, he has also held the position of Senior Manager with the public accounting firm KPMG LLP, focusing on mining and energy clients. Mr. Alexander has a B.S. in Business Administration (concentrations in Accounting and Finance) from the State University of New York at Buffalo and is also a licensed CPA.

Barry Honig. Mr. Honig has served as a director since September 2010, serving as Co-Chairman from September 2010 to September 2011 and as Chairman from September 2011 to February 2012. Since January 2004, Mr. Honig has been the President of GRQ Consultants, Inc., acting as a private investor and consultant to early stage companies. Mr. Honig’s expertise includes early stage company capital restructuring, debt financing, capital introductions, and mergers and acquisitions. In addition, Mr. Honig served as director and co-Chairman of Chromadex Corporation from October 2011 to February 2015, and as director and co-Chairman of InterCLICK, Inc. from August 2007 through December 2011. Mr. Honig also served on the board of directors of Majesco Entertainment from September 2015 to December 2016, and has served on the board of directors of Levon Resources Ltd. since July 2015, currently serving as Chairman. Mr. Honig was selected to serve as a director due to his extensive knowledge of the capital markets, his judgment in assessing business strategies and accompanying risks, and his expertise with emerging growth companies. Mr. Honig is a member of the Compensation Committee and the Technical Committee.

Edward Karr. Mr. Karr was appointed to the Board of Directors in June 2015. Mr. Karr is an international entrepreneur and the founder of several investment management and investment banking firms based in Geneva, Switzerland. Since April 2016, he has been President and CEO of US Gold Corp., a junior exploration company. From 2005 to June 2015, Mr. Karr was the Chief Executive Officer of RAMPartners SA, an investment advisory firm based in Geneva, Switzerland. Mr. Karr was also Managing Director of Strategic Asset Management SA and Managing Director of Strategic Swiss Advisors Sàrl, both Swiss asset management companies, from February 2013 to December 2015. Mr. Karr served as a director of Spherix Corporation from November 2012 to December 2014. He served as a Director of Majesco Entertainment from September 2015 to December 2016. He is currently on the boards of Levon Resources Ltd. and Dataram Corporation, and serves as chairman of the audit committees of both. Mr. Karr previously worked for Prudential Securities in the United States. He has been in the financial services industry for over twenty years. Before his entry into the financial services arena, Mr. Karr was affiliated with the United States Antarctic Program and spent thirteen consecutive months working in Antarctica, receiving the Antarctic Service Medal. Mr. Karr studied at Embry-Riddle Aeronautical University, Lansdowne College in London, England and received a B.S. in Economics/Finance with Honors (magna cum laude) from Southern New Hampshire University. He is an Executive Committee member, past President and current Nominating Committee Chair of the American International Club of Geneva. Mr. Karr was selected to serve as a director due to his experience in capital markets and financial expertise. Mr. Karr is currently a member of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee.

Alex Morrison. Mr. Morrison has served as a director since November 2012. Mr. Morrison is a mining executive, chartered accountant and certified public accountant with over 27 years of experience in the mining industry. He currently serves on the boards of Detour Gold Corporation, Gold Resource Corporation and Taseko Mines Limited. Mr. Morrison has held senior executive positions at a number of mining companies, most recently serving as Vice President and Chief Financial Officer of Franco-Nevada Corporation from 2007 to April 2010. From 2002 to 2007, Mr. Morrison held increasingly senior positions at Newmont Mining Corporation, including Vice President, Operations Services and Vice President, Information Technology. Prior to 2002, Mr. Morrison was Vice President and Chief Financial Officer of NovaGold Resources, Inc. and Vice President and Controller of Homestake Mining Company and held senior financial positions at Phelps Dodge Corporation and Stillwater Mining Company. In addition, from time to time between 2007 and the present, Mr. Morrison has performed financial consulting services for mining companies. Mr. Morrison began his career with PricewaterhouseCoopers LLP after obtaining his B.A. in Business Administration from Trinity Western University. Mr. Morrison was selected to serve as a director due to his extensive mining resource and business experience and his financial expertise. Mr. Morrison is currently the chair of the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee and a member of the Technical Committee.

Family Relationships

There are no family relationships among the executive officers and directors.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings, as described in Item 401(f) of Regulation S-K, in the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our equity securities to file reports of ownership and changes in ownership of our equity securities with the SEC. Based on the information available to us for 2016, we believe that all applicable Section 16(a) filing requirements were met on a timely basis except that Mr. Alexander, Ms. Struhsacker and Mr. Janke each filed one late report regarding one transaction each and Mr. Honig filed two late reports regarding one transaction each.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees. Our Code of Ethics and Business Conduct can be viewed on our website at www.pershinggold.com.

Stockholder Nominations

We do not currently have a policy or specified procedures in place pursuant to which security holders may recommend nominees to the Board of Directors. We believe that the Corporate Governance and Nominating Committee and the Board of Directors can appropriately consider and respond to stockholder nominations.

Audit Committee

We have a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee was formed in June 2015 and met four times during 2016. Our Audit Committee is currently comprised of Messrs.  Karr and Morrison. D. Scott Barr was a member of the Audit Committee from June 2016 until his death in April 2017. Our Board of Directors has determined each of the members of the Audit Committee is, and Mr. Barr was, independent and financially sophisticated, as defined by the NASDAQ Stock Market LLC (“Nasdaq”) listing standards. Our Board of Directors has determined that each of Mr. Morrison, the Audit Committee chairman, and Mr. Karr qualifies as an “Audit Committee Financial Expert” as that term is defined in rules promulgated by the SEC.

Following the death of Mr. Barr, the Audit Committee has been reduced to two members. As a result, the Company is no longer compliant with Nasdaq Listing Rule 5605(c)(2) which requires that the Audit Committee consist of at least three members. On April 10, 2017, the Company notified Nasdaq of Mr. Barr’s passing and the resulting non-compliance. On April 13, 2017, we received a written notice from Nasdaq confirming the Audit Committee’s non-compliance with Listing Rule 5605(c)(2), and confirming that the Company, in accordance with the cure period provided for in Nasdaq Listing Rule 5605(c)(4), has (a) until the earlier of its next annual stockholders’ meeting or April 9, 2018 to regain compliance, or (b) if the next annual stockholders’ meeting is held before October 6, 2017, then the Company must evidence compliance no later than October 6, 2017. We intend to identify candidates to replace Mr. Barr and appoint a new director to the Audit Committee who satisfies the applicable requirements of the Nasdaq listing rules prior to the expiration of the cure period.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation through December 31, 2016 of each of our named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)		Option Awards ($)	Stock Awards ($)(2)		All Other Compensation ($)	Total ($)
Stephen Alfers Chief Executive Officer, President and Chairman	2016	425,000		324,500	(3)	—	—		—	749,500
	2015	388,068	(4)	—		—	1,755,000	(5)	—	2,143,068

Debra Struhsacker Senior Vice President	2016	241,875	(6)	129,051	(7)	—	—		—	370,926
	2015	225,000		40,000		—	56,000		—	321,000

Eric Alexander Vice President Finance and Controller	2016	183,750		90,288	(8)	—	—		—	274,038
	2015	183,750		24,500		—	23,625		—	231,875

(1) Bonuses in 2016 reflect bonuses earned in 2016 but paid in 2017.

(2) Reflects the grant date fair value of the Company’s common stock calculated in accordance with FASB ASC Topic 718. For information regarding the assumptions used to compute grant date fair market value, see Note 2 to the Company’s Audited Consolidated Financial Statements included in the Original Filing.

(3) Reflects Mr. Alfers’ bonus earned in 2016 but paid in 2017 and consists of (a) $175,000 in cash, and (b) the grant date fair market value of 50,000 restricted stock units when granted on March 21, 2017 and valued at $149,500, calculated in accordance with FASB ASC Topic 718.

(4) Reflects an increase in Mr. Alfers’ base salary from $350,000 per year to $425,000 per year on June 28, 2015.

(5) Reflects grant of 700,000 restricted stock units, 300,000 of which are time-based restricted stock units and 400,000 of which are performance-based restricted stock units. The amount for the 300,000 time-based restricted stock units reflects grant date fair value of the Company’s common stock calculated in accordance with FASB ASC Topic 718. The amount for the 400,000 performance-based restricted stock units reflects the grant date value based upon the probable outcome of performance conditions, consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718. Assuming the highest level of performance conditions will be achieved, the value of the award at the grant date was $4,095,000.

(6) Reflects an increase in Ms. Struhsacker’s base salary from $225,000 per year to $270,000 per year on August 16, 2016.

(7) Reflects Ms. Struhsacker’s bonus earned in 2016 but paid in 2017 and consists of (a) $57,000 in cash, and (b) the grant date fair market value of 21,900 restricted stock units when granted on February 3, 2017 and valued at $72,051, calculated in accordance with FASB ASC Topic 718.

(8) Reflects Mr. Alexander’s bonus earned in 2016 but paid in 2017 and consists of (a) $35,500 in cash, and (b) the grant date fair market value of 16,653 restricted stock units when granted on February 3, 2017 and valued at $54,788, calculated in accordance with FASB ASC Topic 718.

Agreements with Executive Officers

Stephen Alfers

We entered into an amended and restated employment agreement (the “Alfers Employment Agreement”) with Mr. Alfers on June 28, 2015 that provides that Mr. Alfers will serve as our Chief Executive Officer until December 31, 2018, subject to renewal. Pursuant to the terms of the agreement, Mr. Alfers will be entitled to a base salary of $425,000 per year, subject to adjustment by the Board of Directors. Mr. Alfers will also receive an annual bonus if the Company meets or exceeds certain criteria adopted by the Board of Directors.  The annual target bonus amount for Mr. Alfers shall equal 100% of his annualized base salary for that year if target levels of performance for that year are achieved, with greater or lesser amounts paid for performance above and below such target.

Upon Mr. Alfers’ termination without Cause (as defined in the Alfers Employment Agreement) or upon Mr. Alfers’ resignation for Good Reason (as defined in the Alfers Employment Agreement), in either case where such termination is outside of a Change in Control Period (as defined below and in the Alfers Employment Agreement), the Company shall pay to Mr. Alfers, in addition to any Accrued Obligations (as defined in the Alfers Employment Agreement), a lump sum payment in an amount equal to two times the sum of (i) Mr. Alfers’ base salary plus (ii) the average of the actual bonus amounts paid to Mr. Alfers’ in the two years prior to termination. Additionally, any remaining unvested restricted shares of Company common stock granted to Mr. Alfers on February 9, 2012 in conjunction with his Original Employment Agreement (as defined below) would fully and immediately vest. Any other unvested equity awards shall be forfeited as of the date of termination (unless otherwise provided in the applicable award agreement or equity plan), and vested equity awards shall be treated as provided in the applicable award agreement or equity plan.

Upon Mr. Alfers’ termination without Cause within six months prior to or twenty-four months following a Change in Control (as defined in the Alfers Employment Agreement and with such period to be referred to as a “Change in Control Period”) or upon Mr. Alfers’ resignation for Good Reason during a Change in Control Period, the Company shall pay to Mr. Alfers, in addition to any Accrued Obligations, a lump sum payment in an amount equal to two times the sum of (i) Mr. Alfers’ base salary plus (ii) the average of the actual bonus amounts paid to Mr. Alfers’ in the two years prior to termination. Additionally, any unvested equity awards that were granted prior to such Change in Control shall fully and immediately vest (unless otherwise provided in the applicable award agreement or equity plan).

Mr. Alfers’ bonus amounts are subject to claw-back rights in the event of certain restatements of the Company’s financial information for a period of three years.

In connection with the Alfers Employment Agreement, Mr. Alfers was awarded restricted stock units pursuant to a Restricted Stock Unit Grant Agreement dated June 28, 2015 (the “2015 RSU Agreement”). Under the terms of the 2015 RSU Agreement, Mr. Alfers was granted a total of 700,000 restricted stock units. 300,000 restricted stock units are time-based units (the “Time-Based RSUs”) that are subject to vesting upon Mr. Alfers’ continuous employment through December 31, 2018 (“Employment Term End Date”). If Mr. Alfers’ employment is terminated prior to the Employment Term End Date (i) by the Company other than for Cause, (ii) by Mr. Alfers’ resignation for Good Reason, or (iii) as a result of Mr. Alfers’ death or Disability (as defined in the Alfers Employment Agreement), all Time-Based RSUs shall become fully vested immediately prior to such termination. Such Time-Based RSUs shall also become fully vested upon a Change in Control (as defined in the Company’s 2013 Equity Incentive Plan). Each Time-Based RSU that becomes fully vested will entitle Mr. Alfers to receive one share of common stock as soon as practicable following the vesting event.

The remaining 400,000 restricted stock units (the “Performance RSUs”) are subject to vesting upon the attainment of certain performance-based milestones set forth in the 2015 RSU Agreement and shall become fully vested upon a Change in Control. For each fully vested Performance RSU, Mr. Alfers will be entitled to receive one share of common stock upon the earlier of December 31, 2018, Mr. Alfers’ separation from service or death, or a 409A Change in Control (as defined in the 2015 RSU Agreement), all as set forth in the RSU Agreement. In June 2016, 120,000 Performance RSUs vested upon the attainment of certain performance-based milestones.

On February 5, 2015, the Company and Mr. Alfers entered into a Third Amendment to the Restricted Stock Agreement dated May 13, 2013, as amended on December 23, 2013 and June 11, 2014 (as amended, the “Alfers 2013 RS Agreement”).  Pursuant to this amendment, the vesting of 72,098 shares of restricted stock, of a total of 216,251 restricted shares that were granted pursuant to the Alfers 2013 RS Agreement, was deferred from June 18, 2015 to March 14, 2016.

On February 5, 2015, the Company and Mr. Alfers entered into a Third Amendment to the Amended and Restated Restricted Stock Agreement dated May 13, 2013, as amended on December 23, 2013 and June 11, 2014 (as amended, the “Alfers 2013 A&R RS Agreement”).  Pursuant to this amendment, the vesting of 20,514 shares of restricted stock, of a total of 61,527 restricted shares that were granted pursuant to the Alfers 2013 A&R RS Agreement, was deferred from June 18, 2015 to March 14, 2016.

On February 5, 2015, the Company and Mr. Alfers entered into a Third Amendment to the Executive Employment Agreement dated February 9, 2012, as amended on February 8, 2013 and December 23, 2013 (as amended, the “Alfers Original Employment Agreement”). Pursuant to this amendment, the vesting of 166,667 shares of restricted stock, of a total of 666,667 restricted shares that were granted pursuant to the Alfers Original Employment Agreement, was deferred from February 9, 2015 to February 9, 2016. The Alfers Original Employment Agreement was superseded by the Alfers Employment Agreement.

The Company and Mr. Alfers entered into a Restricted Stock Unit Grant Agreement dated March 21, 2017 (the “Alfers Bonus RSU Agreement”) pursuant to which Mr. Alfers was awarded 50,000 restricted stock units (the “Bonus RSUs”) as a discretionary bonus for his performance in 2016. The Bonus RSUs were fully vested on the date of grant. The common stock underlying the Bonus RSUs will be issued upon the earlier of December 31, 2018, Mr. Alfers’ separation from service or death, or a 409A Change in Control (as defined in the Alfers Bonus RSU Agreement). Each Bonus RSU entitles Mr. Alfers to receive one share of common stock within 30 days of the aforementioned events.

Debra Struhsacker

We entered into an offer letter with Ms. Struhsacker on September 23, 2013 pursuant to which Ms. Struhsacker was hired to serve as the Company’s Corporate Vice President and is entitled to an annual base salary, subject to adjustment at the sole discretion of the Chief Executive Officer with the approval of the Board of Directors (the “Struhsacker Offer Letter”). In September 2014, Ms. Struhsacker was promoted to Senior Vice President.

In connection with the the Struhsacker Offer Letter, we also entered into a severance compensation agreement with Ms. Struhsacker on September 19, 2013 (the “Struhsacker Severance Compensation Agreement”). Upon a Qualifying Termination (as defined in the Struhsacker Severance Compensation Agreement) occurring on or within twelve months following a Change in Control (as defined in the Struhsacker Severance Compensation Agreement), we are required to pay Ms. Struhsacker a lump-sum severance payment equal to one and a half times the sum of (i) Ms. Struhsacker’s base salary, plus (ii) the greater of Ms. Struhsacker’s Annual Bonus Amount or Ms. Struhsacker’s Assumed Bonus Amount (both as defined in the Struhsacker Severance Compensation Agreement).

On August 15, 2016, the Company and Ms. Struhsacker entered into an Extension Severance Compensation Agreement extending the term of the Struhsacker Severance Compensation Agreement to March 18, 2017 and increasing Ms. Struhsacker’s salary to $270,000. On January 11, 2017, the Company and Ms. Struhsacker entered into a Second Extension Severance Compensation Agreement extending the term of the Struhsacker Severance Compensation Agreement to December 31, 2017.

On February 6, 2015, the Company and Ms. Struhsacker entered into a First Amendment to the Restricted Stock Grant Agreement dated February 12, 2013 (the “Struhsacker February 2013 RSG Agreement”). Pursuant to this amendment, the vesting of 13,889 shares of restricted stock, of a total of 41,667 restricted shares that were granted pursuant to the Struhsacker February 2013 Restricted Stock Grant Agreement, was deferred from February 12, 2015 to February 12, 2016. On December 10, 2015, the Company and Ms. Struhsacker entered into a Second Amendment to the Struhsacker February 2013 RSG Agreement, pursuant to which the vesting of 13,889 shares of restricted stock, of a total of 41,667 restricted shares that were granted pursuant to the Struhsacker February 2013 RSG Agreement, was deferred from February 12, 2016 to February 12, 2017.

On December 10, 2015, the Company and Ms. Struhsacker entered into a First Amendment to the Restricted Stock Grant Agreement dated December 16, 2013 (the “Struhsacker December 2013 RSG Agreement”). Pursuant to this amendment, the vesting of 1,852 shares of restricted stock, of a total of 5,556 restricted shares that were granted pursuant to the Struhsacker December 2013 RSG Agreement, was deferred from December 16, 2015 to March 14, 2016.

On December 10, 2015, the Company and Ms. Struhsacker entered into a First Amendment to the Restricted Stock Grant Agreement dated December 11, 2014 (the “Struhsacker December 2014 RSG Agreement”). Pursuant to this amendment, the vesting of 4,908 shares of restricted stock, of a total of 14,723 restricted shares that were granted pursuant to the Struhsacker December 2014 RSG Agreement, was deferred from December 11, 2015 to March 14, 2016.

Eric Alexander

We entered into a revised offer letter with Mr. Alexander on November 21, 2012, amended on February 8, 2013, pursuant to which Mr. Alexander joined the Company as our Vice President Finance and Controller and is entitled to an annual base salary of $175,000, subject to adjustments at the sole discretion of the Chief Executive Officer with the approval of the Board of Directors (the “Alexander Offer Letter”). In addition, in connection with his appointment as the Company’s principal financial officer and principal accounting officer, the Company granted Mr. Alexander 11,112 shares of restricted stock, vesting over three years. The amendment deferred vesting of certain of the restricted shares, of which 3,704 vested in equal tranches on March 14, 2014 and November 30, 2014, and a final tranche of 3,704 shares vested on November 30, 2015, subject to acceleration under certain events, including upon a Change in Control as defined in the Company’s 2012 Equity Incentive Plan.

In connection with the Alexander Offer Letter, we also entered into a severance compensation agreement with Mr. Alexander on November 21, 2012 that was amended on November 19, 2015 (as amended, the “Alexander Severance Compensation Agreement”). Pursuant to the Alexander Severance Compensation Agreement, Mr. Alexander will be entitled to receive certain benefits if he incurs a separation from service (as defined in the Alexander Severance Compensation Agreement) during the term of the agreement which is initiated by the Company for any reason other than Cause, death, or Disability (as such terms are defined in the Alexander Severance Compensation Agreement) or is initiated by Mr. Alexander for Good Reason (as defined in the Alexander Severance Compensation Agreement). These benefits depend on whether the separation occurs prior to or after a Change in Control (as defined in the Alexander Severance Compensation Agreement). If the separation occurs prior to a Change in Control, the Company shall pay Mr. Alexander a lump-sum severance payment equal to Mr. Alexander’s base salary plus the average of the annual cash bonuses paid to Mr. Alexander in the two years prior to separation. If the separation occurs within 12 months following a Change in Control, the Company shall pay Mr. Alexander a lump-sum severance payment equal to (x) 1.125 times (y) the sum of (a) Mr. Alexander’s base salary plus (b) the greater of (i) the average annual cash bonus paid to Mr. Alexander in the two years prior to separation or (ii) the target bonus amount established for Mr. Alexander in the fiscal year in which the separation occurs or, if none, an amount equal to 80% of Mr. Alexander’s base salary. On September 15, 2016, the Company and Mr. Alexander entered into a Second Amended Severance Compensation Agreement extending the term of the Alexander Severance Compensation Agreement to March 18, 2017. On January 11, 2017, the Company and Mr. Alexander entered into a Third Amended Severance Compensation Agreement further extending the term of the Alexander Severance Compensation Agreement to December 31, 2017.

On February 6, 2015, the Company and Mr. Alexander entered into a First Amendment to the Restricted Stock Grant Agreement dated February 12, 2013 (the “Alexander February 2013 RSG Agreement”). Pursuant to this amendment, the vesting of 18,519 shares of restricted stock, of a total of 55,556 restricted shares that were granted pursuant to the Alexander February 2013 RSG Agreement, was deferred from February 12, 2015 to February 12, 2016. On December 10, 2015, the Company and Mr. Alexander entered into a Second Amendment to the Alexander February 2013 RSG Agreement, pursuant to which the vesting of 18,518 shares of restricted stock, of a total of 55,556 restricted shares that were granted pursuant to the Alexander February 2013 RSG Agreement, was deferred from February 12, 2016 to February 12, 2017.

On December 10, 2015, the Company and Mr. Alexander entered into a First Amendment to the Restricted Stock Grant Agreement dated December 16, 2013 (the “Alexander December 2013 RSG Agreement”). Pursuant to this amendment, the vesting of 3,704 shares of restricted stock, of a total of 11,112 restricted shares that were granted pursuant to the Alexander December 2013 RSG Agreement, was deferred from December 16, 2015 to March 14, 2016.

On December 10, 2015, the Company and Mr. Alexander entered into a First Amendment to the Restricted Stock Grant Agreement dated December 11, 2014 (the “Alexander December 2014 RSG Agreement”). Pursuant to this amendment, the vesting of 1,667 shares of restricted stock, of a total of 5,000 restricted shares that were granted pursuant to the Alexander December 2014 RSG Agreement, was deferred from December 11, 2015 to March 14, 2016.

Indemnification Agreements

The Company has entered into indemnification agreements with its directors and executive officers providing for indemnification against all expenses, judgments, fines and amounts paid in settlement incurred by such indemnitee in connection with any threatened, pending or completed action, suit, alternative dispute resolution mechanism or proceeding to which indemnitee was or is a party or is threatened to be made a party by reason of the fact that indemnitee is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another enterprise, to the fullest extent permitted by Nevada law. The indemnification agreements also provide for the advancement of expenses (including attorneys’ fees) incurred by the indemnitee in connection with any action, suit, alternative dispute resolution mechanism or proceeding (subject to the terms and conditions set forth therein). The indemnification agreements contain certain exclusions, including proceedings initiated by the indemnitee unless such advancement is specifically approved by a majority of our disinterested directors. The Company expects that it will enter into similar indemnification agreements with any new directors and executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the holdings of equity awards of our named executive officers at December 31, 2016. This table includes unexercised and unvested options and equity awards. Vesting schedules are subject to acceleration or forfeiture in certain circumstances, including a change of control.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Stephen Alfers	555,556	—	—	$8.82	2/9/22	300,000	(2)	$981,000	280,000	(3)	$915,600
	277,778	—	—	$6.12	6/18/22	—		—	—		—
Debra Struhsacker	22,223	—	—	$8.10	3/6/22	21,191	(4)	$69,295	—		—
	22,223	—	—	$6.12	6/18/22	—		—	—		—
Eric Alexander	—	—	—	—	—	12,243	(5)	$40,035	—		—

(1) The market value of stock awards is calculated at $3.27 per share, the closing price of our common stock on December 30, 2016.

(2) Includes 300,000 restricted stock units which vest on December 31, 2018.

(3) Includes 280,000 restricted stock units that vest upon the attainment of certain performance-based milestones.

(4) Includes 4,908 shares vesting on December 11, 2017; 5,333 restricted stock units vesting on December 23, 2017 and 10,950 restricted stock units vesting on February 3, 2018.

(5) Includes 1,666 shares vesting on December 11, 2017; 2,250 restricted stock units vesting on December 23, 2017 and 8,327 restricted stock units vesting on February 3, 2018.

2016 Director Compensation

Our directors who are also our employees receive no fees for board service. Mr. Alfers is the only director who is also an employee. The compensation for all non-employee directors includes a $25,000 annual cash retainer and a $1,000 cash fee for attendance at each Board of Directors meeting. Directors receive a $1,000 cash fee for attendance at all committee meetings, and the chairs of the Technical, Audit, Compensation and Corporate Governance and Nominating committees receive annual cash retainers of $15,000, $15,000, $10,000 and $7,500 respectively. Non-employee directors on the Technical Committee receive a fee of $150 per hour up to a maximum of $1,000 per day for Technical Committee service that occurs other than at a meeting of the Technical Committee. Directors may elect to receive restricted stock units in lieu of cash. Non-employee directors are also eligible to receive annual grants of restricted stock units in such amounts and with such vesting provisions as are determined annually by the Compensation Committee and the Board of Directors. These equity grants related to 2016 service were granted in February 2017. For each vested restricted stock unit, the non-employee director is entitled to receive one unrestricted share of common stock upon termination of the director’s service on our Board of Directors. Our directors are also eligible to receive other equity awards, including stock options, under our equity incentive plans, as determined from time to time by the Board of Directors.

The following table sets forth compensation paid to our non-employee directors in 2016.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
D. Scott Barr	$28,525	(1)	$58,139	(2)	$—	$—	$—	$20,000	(3)	$106,664
Barry Honig	$30,000	(4)	$32,900	(5)	$—	$—	$—	$—		$62,900
Edward Karr	$35,000	(6)	$32,900	(5)	$—	$—	$—	$—		$67,900
Alex Morrison	$73,425	(7)	$32,900	(5)	$—	$—	$—	$—		$106,325

(1) Amount represents $12,500 in retainer payments for two quarters of service as a member of the Board of Directors, $5,000 for attendance at five Board of Director and committee meetings, $7,500 in retainer payments for two quarters of service as chair of the Technical Committee, and $3,525 in hourly fees for service provided to the Technical Committee.

(2) Amount represents grant date fair market value, calculated pursuant to FASB ASC Topic 718, of (a) 5,995 restricted stock units when granted on June 24, 2016 and valued at $25,239; all units vested upon Mr. Barr’s death in April 2017; and (b) 10,000 restricted stock units granted on February 3, 2017 for services provided in 2016 and valued at $32,900; 5,000 units vested on the date of the grant and 5,000 vested upon Mr. Barr’s death in April 2017. See footnote (2) to the Summary Compensation Table on page 6 of this amended annual report on Form 10-K/A for additional information regarding this calculation.

(3) Amount represents fees for consulting services provided to the Company prior to Mr. Barr’s appointment to the Board of Directors.

(4) Amount represents Mr. Honig’s $25,000 annual retainer for service on the Board of Directors and $5,000 for attendance at five Board of Director and committee meetings. Mr. Honig elected to receive such payments in the form of restricted stock units. In satisfaction of these fees, the Company issued 7,618 fully-vested restricted stock units (the “Honig Retainer RSUs”) on April 28, 2017 calculated based on (x) the dollar amount of the director fees earned for the relevant fiscal quarter, divided by (y) the fair market value of one share of the Company’s stock as of the end of the relevant fiscal quarter, with the result rounded up to the nearest whole number. The Honig Retainer RSUs were granted as follows: (a) 2,342 units for director services rendered between January 1, 2016 and March 31, 2016, (b) 1,457 units for director services rendered between April 1, 2016 and June 30, 2016, (c) 1,601 units for director services rendered between July 1, 2016 and September 30, 2016, and (d) 2,218 units for director services rendered between on October 1, 2016 and December 31, 2016. Amount does not reflect the value of 2,351 shares of restricted common stock issued to Mr. Honig on April 28, 2017 for service to the Board of Directors and committees in the fourth quarter of fiscal year 2015. See footnote (2) to the Summary Compensation Table on page 6 of this amended annual report on Form 10-K/A for additional information regarding these calculations.

(5) Amount includes the grant date fair market value, calculated pursuant to FASB ASC Topic 718, of 10,000 restricted stock units granted on February 3, 2017 for services provided in 2016; 5,000 units vested on the date of the grant and 5,000 units vest on February 3, 2018. See footnote (2) to the Summary Compensation Table on page 6 of this amended annual report on Form 10-K/A for additional information regarding these calculations.

(6) Amount represents Mr. Karr’s $25,000 annual retainer for service on the Board of Directors and $10,000 for attendance at 10 Board of Director and committee meetings. Mr. Karr elected to receive such payments in the form of restricted stock units. In satisfaction of these fees, the Company issued 8,850 fully vested restricted stock units (the “Karr Retainer RSUs”) on April 28, 2017 calculated based on (x) the dollar amount of the director fees earned for the relevant fiscal quarter, divided by (y) the fair market value of one share of the Company’s stock as of the end of the relevant fiscal quarter, with the result rounded up to the nearest whole number. The Karr Retainer RSUs were granted as follows: (a) 2,595 units for director services rendered between January 1, 2016 and March 31, 2016, (b) 1,690 units for director services rendered between April 1, 2016 and June 30, 2016, (c) 2,042 units for director services rendered between July 1, 2016 and September 30, 2016, and (d) 2,523 units for director services rendered between on October 1, 2016 and December 31, 2016. See footnote (2) to the Summary Compensation Table on page 6 of this amended annual report on Form 10-K/A for additional information regarding these calculations.

(7) Amount represents Mr. Morrison’s $25,000 annual retainer for service on the Board of Directors, $15,000 retainer as the chair of the Audit Committee, $10,000 retainer as chair of the Compensation Committee, $3,750 in retainer payments for two quarters of service as chair of the Corporate Governance and Nominations Committee, $10,000 for attendance at 10 Board of Director and committee meetings, and $9,675 in hourly fees for service provided to the Technical Committee.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our voting securities as of April 28, 2017 by:

•	each person known by us to beneficially own more than 5.0% of any class of our voting securities;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

All information is taken from or based upon ownership filings made by such persons with the SEC or upon information provided by such persons to us. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. Percentage computations are based on 28,402,389 shares of our common stock outstanding as of April 28, 2017.

	Common Stock (1)
Name of Beneficial Owner (2)	Shares Beneficially Owned		Percent of Class
5% Owners
Levon Resources Ltd. (3)	1,954,366		6.9%
Donald Smith Value Fund, L.P. (4)	4,176,500		14.2%

Named Executive Officers and Directors
Stephen Alfers	1,600,974	(5)	5.5%
Debra Struhsacker	101,369	(6)	*%
Eric Alexander	73,809	(7)	*%
Barry Honig	9,841,482	(8)(9)	31.1%
Alex Morrison	51,617	(10)	*%
Edward Karr	226,284	(11)	*%

Executive Officers and Directors as a Group (seven** persons)	11,971,371		36.7%

* Less than one percent (1.0%).

** Group of executive officers and directors includes Tim Janke.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock includes for each person or entity shares issuable on the exercise of all options and warrants and the conversion of other convertible securities beneficially owned by such person or entity that are currently exercisable or can, at the option of the holder, become exercisable or convertible within 60 days following April 28, 2017. Such shares, however, are not included for the purpose of computing the percentage ownership of any other person.

(2)	The address of these persons, unless otherwise noted, is c/o Pershing Gold Corporation, 1658 Cole Blvd., Bldg. 6, Suite 210, Lakewood, CO 80401.

(3)	The address of Levon Resources Ltd. is Suite 900, 570 Granville St., Vancouver, British Columbia, Canada V6C 3P1.

(4)	The address of Donald Smith Value Fund, L.P. is 152 West 57th Street, 22nd Floor, New York, NY 10019.

(5)	Includes: (i) 737,178 unrestricted shares of common stock; (ii) options to purchase 555,556 shares of common stock with an exercise price of $8.82 per share, which are fully vested; (iii) options to purchase 277,778 shares of common stock with an exercise price of $6.12 per share, which are fully vested; and (iv) 100 shares of Series E Preferred Stock, which are convertible into 30,462 shares of common stock. Excludes: (i) 120,000 shares of common stock underlying vested restricted stock units granted in June 2015 which are issuable upon the earlier of Mr. Alfers’ separation from service or December 31, 2018; (ii) 50,000 shares of common stock underlying vested restricted stock units granted in March 2017 which are issuable upon the earlier of Mr. Alfers’ separation from service or December 31, 2018; (iii) 300,000 shares of common stock underlying unvested restricted stock units granted to Mr. Alfers which are issuable upon Mr. Alfers’ continued employment through December 31, 2018; and (iv) 280,000 unvested restricted stock units granted to Mr. Alfers which vest upon the satisfaction of certain performance vesting conditions or Mr. Alfers’ continued employment through December 31, 2018 and, once vested, are issuable upon the earlier of Mr. Alfers’ separation from service or December 31, 2018, in each case subject to acceleration and forfeiture in certain circumstances. Mr. Alfers has no voting rights with respect to the restricted stock units until the underlying shares are issued.

(6)	Includes: (i) 52,015 unrestricted shares of common stock; (ii) 4,908 restricted shares of common stock which have not vested but over which Ms. Struhsacker exercises voting power; and (iii) options to purchase 44,446 shares of common stock, which are fully vested. Excludes: (i) 21,617 shares of common stock underlying vested restricted stock units which are issuable upon Ms. Struhsacker’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); and (ii) 16,283 shares of common stock underlying unvested restricted stock units granted to Ms. Struhsacker which are issuable upon Ms. Struhsacker’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances). Ms. Struhsacker has no voting rights with respect to the restricted stock units until the underlying shares are issued.

(7)	Includes: (i) 72,143 unrestricted shares of common stock; and (ii) 1,666 restricted shares of common stock which have not vested but over which Mr. Alexander exercises voting power. Excludes: (i) 12,826 shares of common stock underlying vested restricted stock units which are issuable upon Mr. Alexander’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); and (ii) 10,577 shares of common stock underlying unvested restricted stock units granted to Mr. Alexander which are issuable upon Mr. Alexander’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances). Mr. Alexander has no voting rights with respect to the restricted stock units until the underlying shares are issued.

(8)	Includes:

(i)	2,279,969 unrestricted shares of common stock, options to purchase 744,446 shares of common stock, which are fully vested, and 854 shares of Series E Preferred Stock, which are convertible into 260,142 shares of common stock, and 25,807 shares of common stock underlying vested restricted stock units which are deemed beneficially owned by Mr. Honig and are issuable upon Mr. Honig’s resignation from the Board of Directors (including (i) 9,579 units which vested on December 11, 2015; (ii) 5,000 units which vested on February 3, 2017; and (iii) 11,228 units which vested on April 28, 2017), all of which are held directly by Mr. Honig;

(ii)	2,719,435 unrestricted shares of common stock, 4,230 shares of Series E Preferred Stock convertible into 1,288,522 shares of common stock, and 170,941 shares of common stock issuable upon exercise of warrants, all of which are held by GRQ Consultants, Inc. 401K (“GRQ 401K”);
(iii)	55,218 unrestricted shares of common stock held by GRQ Consultants, Inc. (“GRQ Consultants”);
(iv)	1,400,318 unrestricted shares of common stock and 2,070 shares of Series E Preferred Stock, which are convertible into 630,554 shares of common stock, all of which are held by GRQ Consultants, Inc. Roth 401K FBO Barry Honig (“GRQ Roth 401K”); and
(v)	89,148 unrestricted shares of common stock and 581 shares of Series E Preferred Stock, which are convertible into 176,982 shares of common stock, all of which are held by GRQ Consultants, Inc. Defined Benefit Plan (“GRQ Defined”).

(vi)	Mr. Honig is the trustee of GRQ 401K, GRQ Roth 401K and GRQ Defined and President of GRQ Consultants, and, in such capacities, has voting and dispositive power over the securities held by GRQ 401K, GRQ Roth 401K, GRQ Defined and GRQ Consultants.

(9)	Excludes: 5,000 shares of common stock underlying restricted stock units granted to Mr. Honig which will vest on February 3, 2018 and are issuable upon Mr. Honig’s resignation from the Board of Directors (subject to acceleration and forfeiture in certain circumstances). Mr. Honig has no voting rights with respect to the restricted stock units until the underlying shares are issued.

(10)	Includes 51,617 shares of common stock underlying vested restricted stock units which are deemed beneficially owned by Mr. Morrison and are issuable upon Mr. Morrison’s resignation from the Board of Directors (subject to acceleration and forfeiture in certain circumstances). Excludes 23,518 shares of common stock underlying unvested restricted stock units granted to Mr. Morrison which are issuable upon Mr. Morrison’s resignation from the Board of Directors (subject to acceleration and forfeiture in certain circumstances). Mr. Morrison has no voting rights with respect to the restricted stock units until the underlying shares are issued.

(11)	Includes: (i) 182,816 unrestricted shares of common stock; (ii) 9,804 shares of common stock issuable upon exercise of warrants; and (iii) 33,664 shares of common stock underlying vested restricted stock units which are deemed beneficially owned by Mr. Karr and issuable upon Mr. Karr’s resignation from the Board of Directors (subject to acceleration and forfeiture in certain circumstances). Excludes 6,852 shares of common stock underlying unvested restricted stock units granted to Mr. Karr which are issuable upon Mr. Karr’s resignation from the Board of Directors (subject to acceleration and forfeiture in certain circumstances). Mr. Karr has no voting rights with respect to the restricted stock units until the underlying shares are issued.

Equity Compensation Plan Information

The following table summarizes information related to our equity compensation plans under which our equity securities are authorized for issuance as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,522,415	(1)	$4.90	559,791	(2)
Equity compensation plans not approved by security holders	307,376		$6.14	—
Total	2,829,791		$5.04	559,791	(2)

(1) Includes 1,035,337 restricted stock units. These shares have been excluded from the weighted average exercise price calculation.

(2) Represents 36,110 shares of common stock remaining available for issuance under the 2010 Plan, 31,470 shares of common stock remaining available for issuance under the 2012 Plan, and 492,211 shares of common stock remaining available for issuance under the 2013 Plan.

Our Board of Directors and stockholders have adopted three equity incentive plans: (i) the 2010 Equity Incentive Plan, adopted September 29, 2010 (the “2010 Plan”), pursuant to which 155,557 shares of our common stock were reserved for issuance as awards, and as of December 31, 2016, 36,110 shares remain available for issuance; (ii) the 2012 Equity Incentive Plan, adopted February 9, 2012 (the “2012 Plan”), pursuant to which 2,222,223 shares of our common stock were reserved for issuance as awards, and as of December 31, 2016, 31,470 shares remain available for issuance; and (iii) the 2013 Equity Incentive Plan, adopted February 12, 2013 (the “2013 Plan”), pursuant to which 2,222,223 shares of our common stock were reserved for issuance as awards, and as of December 31, 2016, 492,211 shares remained available for issuance. The Company issued 19,446 options to consultants in 2012 and 2013 that were not issued under a company plan and were not approved by shareholders. In addition, the Company granted 354,651 shares of restricted common stock and options to acquire 296,264 shares of common stock pursuant to individual equity compensation plans from June 18, 2012 to November 30, 2012. The individual equity compensation plans have not been approved by the Company’s stockholders. The material terms of the individual equity compensation plans are consistent with the terms of the 2010 Plan and 2012 Plan. No securities remain available for issuance under the individual equity compensation plans.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

Our Audit Committee is responsible for assisting the Board of Directors with the review and approval of transactions with related parties. We annually request each of our directors and executive officers complete a directors’ or officers’ questionnaire, respectively, that elicits information about related party transactions. The Audit Committee and legal counsel annually review all transactions and relationships disclosed in the directors’ and officers’ questionnaires, and the Board of Directors makes a formal determination regarding each director’s independence. If a transaction were to present a conflict of interest, the Board of Directors would determine the appropriate response.

Related Person Transactions

We have entered into agreements and arrangements with our executive officers and directors that are more fully described above under “Executive Compensation — Agreements with Executive Officers”, “Executive Compensation — Indemnification Agreements”, and “Director Compensation.”

Transactions or Relationships with or involving Mr. Honig

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

In February 2016, we sold to Mr. Honig 367,647 shares of our common stock for a purchase price of $3.40 per share, or approximately $1,250,000 in the aggregate, as part of a private placement. The terms of the private placement were reviewed and approved by the Audit Committee.

Board Independence

We currently have four directors serving on our Board of Directors: Messrs. Alfers, Honig, Karr, and Morrison. Mr. Barr served on the Board of Directors from June 24, 2016 until his death on April 9, 2017. We have determined Mr. Morrison, Mr. Honig, and Mr. Karr are, and Mr. Barr was, independent in accordance with definition of independence set forth in the rules of Nasdaq. Each director who is a member of a committee subject to independence standards under the rules of Nasdaq is independent under such standards. In reaching these determinations, the Board of Directors considered payments for consulting services made to Mr. Barr and Mr. Karr prior to their appointments to the Board of Directors, a grant of 12,500 restricted stock units to Mr. Karr in December 2015, payments for consulting services made to Mr. Morrison prior to the formation of the Audit Committee and the Company’s uplisting to Nasdaq, fees paid to Mr. Morrison and Mr. Barr for their service on the Technical Committee, Mr. Honig’s status as a significant stockholder, Mr. Karr’s and Mr. Honig’s positions on the board of directors of Levon Resources, a significant stockholder of the Company, and Mr. Karr’s role as president and chief executive officer of U.S. Gold Corp. Tim Janke, one of the Company’s executive officers, is a director of U.S. Gold Corp. and has represented to the Company he is not a member of the compensation committee or similar body of U.S. Gold Corp.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets out the aggregate fees billed by KBL, LLP for the fiscal years ended December 31, 2016 and 2015 for the categories of fees described.

	Fiscal Year Ended December 31,
	2016	2015
Audit Fees (1)	$78,000	$76,072
Audit-Related Fees (2)	8,500	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$86,500	$76,072

(1) Audit fees include fees for services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements.

(2) Audit-related fees include fees related to the review of the Company’s SEC filings.

The Audit Committee charter includes certain policies and procedures regarding the pre-approval of audit and non-audit services performed by an outside accountant. The Audit Committee is required to pre-approve all engagement letters and fees for all auditing services (including providing comfort letters in connection with securities underwritings) and non-audit services performed by the outside auditors, subject to any exception under Section 10A of the Exchange Act and any rules promulgated thereunder. Pre-approval authority may be delegated to a committee member or a subcommittee, and any such member or subcommittee must report any decisions to the full committee at its next scheduled meeting. All of the fees and services provided by KBL subsequent to the formation of the Audit Committee in June 2015 were approved by the Audit Committee pursuant to its pre-approval policy as provided in the Audit Committee charter.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following exhibits are filed with this amended annual report on Form 10-K/A.

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

Dated: April 28, 2017	PERSHING GOLD CORPORATION Registrant

	By:	/s/ Stephen Alfers
Stephen Alfers Chief Executive Officer and President

