Form 10-Q
period 2017-03-31
Pershing Gold Corp.
filed 2017-05-10
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 10, 2017 there were 28,402,389 shares of common stock, par value $0.0001, outstanding.

PERSHING GOLD CORPORATION

ITEM 1 Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in United States dollars)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,904,252	$11,722,102
Restricted cash	3,690,000	2,250,000
Prepaid expenses and other current assets	1,080,384	1,139,760

Total Current Assets	11,674,636	15,111,862

NON - CURRENT ASSETS:
Property and equipment, net	4,060,494	4,310,980
Mineral rights	22,786,912	22,786,912
Reclamation bond deposit	25,000	25,000
Deposit	3,884	3,884

Total Non - Current Assets	26,876,290	27,126,776

Total Assets	$38,550,926	$42,238,638

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,212,402	$2,150,195
Deferred rent - current portion	7,236	6,738

Total Current Liabilities	1,219,638	2,156,933

LONG-TERM LIABILITIES:
Deposit	1,750	1,750
Deferred rent - long term portion	2,579	4,512
Asset retirement obligation	904,717	895,085

Total Liabilities	2,128,684	3,058,280

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized Convertible Series A Preferred stock ($0.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016)	-	-
Convertible Series B Preferred stock ($0.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016)	-	-
Convertible Series C Preferred stock ($0.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016)	-	-
Convertible Series D Preferred stock ($0.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016)	-	-
Convertible Series E Preferred stock ($0.0001 Par Value; 15,151 Shares Authorized; 8,946 shares issued and outstanding; liquidation preference of $9,742,194 as of March 31, 2017 and December 31, 2016)	1	1
Common stock ($0.0001 Par Value; 200,000,000 Shares Authorized; 28,384,043 and 28,389,378 shares issued and outstanding as of March 31, 2017 and December 31, 2016)	2,838	2,839
Additional paid-in capital	196,280,968	195,705,344
Accumulated deficit	(159,861,565)	(156,527,826)

Total Stockholders' Equity	36,422,242	39,180,358

Total Liabilities and Stockholders' Equity	$38,550,926	$42,238,638

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in United States dollars)

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes	1,074,892	1,060,368
Exploration cost	597,279	291,995
Consulting fees	522,546	787,955
General and administrative expenses	1,125,913	995,697

Total operating expenses	3,320,630	3,136,015

Loss from operations	(3,320,630)	(3,136,015)

Other income (expenses):
Foreign currency gain (loss)	(11,155)	-
Interest expense and other finance costs, net of interest income of $968 and $215, respectively	(1,954)	(2,683)

Total other income (expenses) - net	(13,109)	(2,683)

Loss before provision for income taxes	(3,333,739)	(3,138,698)

Provision for income taxes	-	-

Net loss	$(3,333,739)	$(3,138,698)

Preferred deemed dividend	-	(3,599,565)

Net loss available to common stockholders	$(3,333,739)	$(6,738,263)

Net loss per common share, basic and diluted	$(0.12)	$(0.30)

Weighted average common shares outstanding - basic and diluted	28,388,153	22,814,148

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in United States dollars)

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,333,739)	$(3,138,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	269,195	277,513
Accretion	9,632	9,731
Stock-based compensation	199,282	352,689

Changes in operating assets and liabilities:
Other receivables	-	70,145
Prepaid expenses and other current assets	59,376	180,254
Accounts payable and accrued expenses	(561,452)	85,043
Deferred rent	(1,435)	(935)

NET CASH USED IN OPERATING ACTIVITIES	(3,359,141)	(2,164,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18,709)	-

NET CASH USED IN INVESTING ACTIVITIES	(18,709)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	-	13,243,558
Payments on notes payable	-	(6,395)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	13,237,163

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS	(3,377,850)	11,072,905

CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS- beginning of period	13,972,102	5,487,384

CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS- end of period	$10,594,252	$16,560,289

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,922	$2,898
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Reduction of accrued bonuses in connection with vested restricted common stock unit grants	$371,508	$-
Preferred stock deemed dividend	$-	$3,599,565

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

A wholly-owned subsidiary, Pershing Royalty Company, a Delaware corporation, was formed on May 17, 2012 to hold royalty interests in two gold exploration properties. On July 5, 2016, a wholly-owned subsidiary, Blackjack Gold Corporation, a Nevada corporation, was formed for potential purchases of exploration targets.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of March 31, 2017. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2017, and the results of operations and cash flows for the three months ended March 31, 2017 have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2016, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2017. The consolidated balance sheet as of December 31, 2016, contained herein, was derived from those financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations.

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

MARCH 31, 2017

(in United States Dollars)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At March 31, 2017, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Restricted cash

Restricted cash consists of cash and investments which are held as collateral under surface management surety bonds issued on the Company’s behalf. The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	March 31, 2017	December 31, 2016

Cash and cash equivalents	$6,904,252	$11,722,102
Restricted cash equivalents	3,690,000	2,250,000
Total cash, cash equivalents and restricted cash equivalents	$10,594,252	$13,972,102

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $1,080,384 and $1,139,760 at March 31, 2017 and December 31, 2016, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting, public relations, and business advisory services, insurance premiums, drilling services, mining claim fees and mineral lease fees which are being amortized over the terms of their respective agreements. Included in other current assets are deferred financing costs of $366,256 and $312,415 at March 31, 2017 and December 31, 2016, respectively. The Company defers these costs until such time that the associated financing is completed. Upon completion and recognition of the proceeds, any deferred financing costs will be reported as a direct deduction from the amount of the proceeds received. If it is determined that the contemplated financing will not be completed, any amounts deferred will be expensed.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

ASC 930-805-30-1 and 30-2 provide that, in fair valuing mineral assets, an acquirer should take into account both:

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment of its long-lived assets at March 31, 2017 and December 31, 2016, respectively.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Effective for the fiscal year-ended December 31, 2016, the Company early adopted ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”), which makes several modifications to Topic 718. Upon adoption of ASU 2016-09, the Company recognizes the effect of forfeitures in compensation cost as they occur, rather than estimating forfeitures as of the award date. Any previously recognized compensation cost will be reversed in the period of forfeiture.

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

MARCH 31, 2017

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

Foreign currency transactions

The Company accounts for foreign currency transactions in accordance with ASC 830, “Foreign Currency Matters” (“ASC 830”), specifically the guidance in subsection ASC 830-20, “Foreign Currency Transactions”. The U.S. dollar is the functional and reporting currency for the Company and its subsidiaries. Pursuant to ASC 830, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting gains or losses upon settlement reported in foreign exchange gain (loss) in the computation of net income (loss).

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods and is applied retrospectively. Early adoption is permitted. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”) as part of FASB's simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. ASU 2016-09 focuses on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company’s adoption did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company on January 1, 2018. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company early adopted ASU 2016-18 for the three month period-ended March 31, 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in United States Dollars)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2017, the FASB issued ASU No. 2017-4, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. When an indication of impairment was identified after performing the first step of the goodwill impairment test, Step 2 required that an entity determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) using the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU No. 2017-4, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. An entity would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. In addition, an entity must consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. A public business entity that is a SEC filer should adopt the amendments in ASU No. 2017-4 for its annual, or any interim, good will impairment tests in fiscal years beginning after December 15, 2019. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

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

MARCH 31, 2017

(in United States Dollars)

NOTE 3 — MINERAL PROPERTIES (continued)

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

On March 29, 2017, the Company entered into a Mining Sublease with Newmont granting the Company the exclusive right to prospect, explore for, develop, and mine minerals on certain lands within the Pershing Pass area south of the Relief Canyon Mine. The Mining Sublease has an initial term of ten years and may be extended by the Company until December 3, 2034 and so long thereafter as any mining, development, or processing operations are being conducted continuously. The Mining Sublease calls for the Company to make minimum work expenditures for the first four years of the Mining Sublease, followed by annual advanced minimum royalty payments to Newmont to maintain the Mining Sublease in good standing. The Sublease may be terminated any time after the required minimum work commitment of $500,000 has been satisfied within the first two years of the Sublease.

General

The Company has posted statewide surface management surety bonds with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in the amount of approximately $12.3 million, which is approximately $76,000 in excess of the coverage requirement as of March 31, 2017, to reclaim land disturbed in its exploration and mining operations. The surface management surety bonds are provided through third-party insurance underwriters. The Company was required to deposit a total of $3,690,000, or 30% of the total surety bonds, in collateral accounts. The funds deposited in the collateral accounts are classified as restricted cash on the Company’s balance sheet.

As of March 31, 2017, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in United States Dollars)

NOTE 3 — MINERAL PROPERTIES (continued)

Mineral properties consisted of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)
Relief Canyon Mine — Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine — Newmont Properties	13,709,441	13,709,441
Pershing Pass Property	576,400	576,400

	$22,786,912	$22,786,912

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	March 31, 2017	December 31, 2016
		(Unaudited)
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	418,573	416,363
Land	—	358,886	358,886
Building and improvements	5 - 25 years	820,182	820,182
Site costs	10 years	1,412,624	1,412,624
Crushing system	20 years	2,505,012	2,505,012
Process plant and equipment	10 years	3,517,809	3,517,809
Vehicles and mining equipment	5 - 10 years	678,434	699,025
		9,768,515	9,786,896
Less: accumulated depreciation		(5,708,021)	(5,475,916)

		$4,060,494	$4,310,980

For the three months ended March 31, 2017 and 2016, depreciation expense amounted to $269,195 and $277,513, respectively. During the three months ended March 31, 2017, the Company wrote off fully depreciated property and equipment for a total of $37,090.

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

In conjunction with the permit approval permitting the Company to resume mining in the existing open pits at the Relief Canyon Mine during the third quarter of 2014, the Company has recorded an asset retirement obligation based upon the reclamation plan submitted in connection with the permit.

The following table summarizes activity in the Company’s ARO:

	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Balance, beginning of period	$895,085	$783,539
Accretion expense	9,632	9,731
Reclamation obligations settled	-	-
Additions and changes in estimates	-	-
Balance, end of period	$904,717	$793,270

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in United States Dollars)

NOTE 6 — STOCKHOLDERS’ EQUITY

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

Series A Convertible Preferred Stock

As of March 31, 2017, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series B Convertible Preferred Stock

As of March 31, 2017, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series C Convertible Preferred Stock

As of March 31, 2017, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value, were authorized with none outstanding.

9% Series D Cumulative Preferred Stock

As of March 31, 2017, 7,500,000 shares of Series D Preferred Stock, $0.0001 par value, were authorized with none outstanding.

Series E Convertible Preferred Stock

As of March 31, 2017, 15,151 shares of Series E Preferred Stock, $0.0001 par value, were authorized with 8,946 Series E Preferred shares outstanding.

Common Stock

Restricted Stock Units

In February 2017, the Company granted an aggregate of 116,229 restricted stock units to employees and directors of the Company in connection with employee bonus compensation and annual equity awards to non-employee directors for fiscal year 2016. The fair market value on the date of grant was approximately $382,000. The restricted stock units granted to employees and directors vest 50% on the date of grant and the balance vest over a one-year period from the date of issuance. For each vested restricted stock unit, the holder will be entitled to receive one restricted share of the Company's Common Stock upon the holder's separation of employment under certain circumstances or upon a change in control.

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

In March 2017, the Company granted 50,000 restricted stock units to the CEO of the Company in connection with bonus compensation for fiscal year 2016. The fair market value on the date of grant was approximately $149,500. The restricted stock units granted to the CEO vested upon grant. The Common Stock underlying the restricted stock units will be issued upon on the earlier of a change in control or other acceleration or December 31, 2018.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in United States Dollars)

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Between February 2017 and March 2017, the Company issued 5,591 shares of Common Stock upon the vesting of 5,591 restricted stock units to former employees. The Company cancelled 3,759 forfeited restricted stock units and retired an aggregate of 10,926 shares of restricted Common Stock due to forfeitures prior to their vesting.

As of December 31, 2016, the Company recognized a liability for employee bonus compensation with a fair value of approximately $530,000 which was included in accounts payable and accrued expenses. Consequently, the Company recognized stock based compensation of approximately $530,000 during the year ended December 31, 2016 in connection with these transactions. As of March 31, 2017, the Company recorded approximately $372,000 into additional paid in capital and a contemporaneous reduction of accounts payable and accrued expenses in connection with the issuance of vested restricted stock units related to fiscal year 2016 bonus compensations. As of March 31, 2017, the remaining balance of unvested restricted stock units related to fiscal year 2016 bonus compensations amounted to approximately $154,000.

During the three months ended March 31, 2017 and 2016, the Company recorded total stock-based compensation expense in connection with restricted stock and restricted stock unit awards of $186,735 and $317,089, respectively.  At March 31, 2017, there was a total of $2,749,142 of unrecognized compensation expense in connection with restricted stock and restricted stock unit awards.

A summary of the status of the restricted stock units as of March 31, 2017, and of changes in restricted stock units outstanding during the three months ended March 31, 2017, is as follows:

	Three months ended March 31, 2017
	(Unaudited)
	Restricted Stock Unit	Weighted Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2016	845,765	$5.68
Granted	191,229	3.20
Vested and converted	(5,591)	3.41
Forfeited	(3,759)	3.41
Outstanding at March 31, 2017	1,027,644	$5.24

Common Stock Options

A summary of the Company’s outstanding stock options as of March 31, 2017 (unaudited) and changes during the three months period then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2016	1,794,453	$7.21	5.20
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at March 31, 2017	1,794,453	7.21	4.95

Options exercisable at end of period	1,794,453	$7.21
Options expected to vest	—
Weighted average fair value of options granted during the period		$—

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in United States Dollars)

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of March 31, 2017 (unaudited) and changes during the three months ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2016	4,311,166	$6.16	0.98
Granted	100,000	3.45	2.00
Cancelled	(1,128,358)	7.70	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at March 31, 2017	3,282,808	$5.55	1.09

Warrants exercisable at March 31, 2017	3,202,808	$5.60	1.09

Weighted average fair value of warrants granted during the period		$0.87

In February 2017, the Company granted 100,000 24-month warrants to purchase shares of Common Stock at an exercise price of $3.45 per share in connection with a contract for services. The warrants vest ratably over the 6-month term of the services agreement. During the three months ended March 31, 2017, the Company recorded total stock-based compensation expense of $17,380 in connection with this stock warrant grant.

During January 2017 and February 2017, 1,128,358 warrants to purchase shares of the Company’s Common Stock were forfeited as the warrants were not exercised prior to their expiration date.

NOTE 7 — NET LOSS PER COMMON SHARE

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

	For the Three Months ended March 31, 2017	For the Three Months ended March 31, 2016
	(Unaudited)	(Unaudited)
Numerator:
Net loss available to common stockholders	$(3,333,739)	$(6,738,263)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	28,388,153	22,814,148

Net loss per common share, basic and diluted	$(0.12)	$(0.30)

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in United States Dollars)

NOTE 7 — NET LOSS PER COMMON SHARE (continued)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. In periods where the Company has a net loss, all dilutive securities are excluded.

	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Common stock equivalents:
Stock options	1,794,453	1,802,787
Stock warrants	3,282,808	5,057,598
Restricted stock units	1,027,644	842,770
Convertible preferred stock	2,725,092	2,825,007
Total	8,829,997	10,528,162

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its corporate facility and certain office equipment under operating leases with expiration dates through 2018. In April 2015, the Company executed a new operating lease agreement for its corporate facility in Lakewood, Colorado. The lease is for a period of 39 months commencing in May 2015 and expiring in July 2018. The Company recognized total deferred rent of $9,815 ($7,236 current portion and $2,579 long term portion) in connection with this lease agreement as of March 31, 2017. Rent expense was $12,619 and $17,545 for the three months ended March 31, 2017 and 2016, respectively.

Future minimum rental payments required under operating leases are as follows:

2017	$62,757
2018	45,455
$108,212

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in United States Dollars)

NOTE 8 — COMMITMENTS AND CONTINGENCIES (continued)

The Company has paid the Lender a structuring fee of $200,000 and a retainer fee of $100,000. Such retainer is refundable and shall be applied against legal fees and expenses incurred. As of March 31, 2017, the fees paid to the Lender and legal fees related to the Facility totaled $366,256 which are included in prepaid expenses and other current assets and will be recorded as a reduction in proceeds received from the Facility when drawn.

NOTE 9 — SUBSEQUENT EVENTS

During April 2017, the Company converted 15,995 vested restricted stock units into 15,995 shares of the Company’s Common Stock due to the passing of one of the members of the board of directors.

During April 2017, the Company issued 2,351 shares of the Company’s Common Stock and 23,688 restricted stock units to two members of the board of directors as payment in lieu of cash for retainer and meeting fees earned.

During April 2017, 785,045 warrants to purchase shares of the Company’s Common Stock were forfeited as the warrants were not exercised prior to their expiration date.

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

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Forward-Looking Statements

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward-looking statements include, without limitation, statements relating to our planned expenditures and cash position, business goals, planned exploration and metallurgical work, our 2017 drilling program, business strategy, planned permitting activities, geographic surveys and certain pre-feasibility level studies of the Relief Canyon Mine, plans with respect to an environmental studies to expand the Relief Canyon open-pit mines, our liquidity and capital resources outlook and future financing requirements, the effectiveness of our shelf registration statement and Canadian base shelf prospectus, and estimates and assumptions required under our financial statements.  Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Our actual results may differ materially from those contemplated by the forward-looking statements, which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Important factors that could cause actual results to differ materially from those anticipated in forward-looking statements include, without limitation, results of future exploration, engineering studies and planned pre-feasibility studies on our Relief Canyon properties; increases in estimates or costs of exploration and other activities; our ability to raise necessary capital to conduct our exploration and other activities and do so on acceptable terms or at all; results from exploration and changes in interpretations of geological, metallurgical or other technical information; problems or delays in permitting or other government approvals; and the matters described in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

During the three months ended March 31, 2017, we focused primarily on engineering and other work related to the potential commencement of mining at the Relief Canyon Mine; continuing permitting and bonding; and financing efforts. An overview of certain significant events follows:

•	During the quarter we successfully completed the environmental permitting process and have secured all necessary permits to restart and expand the Relief Canyon Mine. As part of the permitting process we increased our statewide surface management surety bonds with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada from approximately $5.6 million to approximately $12.3 million.

•	On March 14, 2017, we filed a base shelf prospectus with the securities regulatory authorities in each of the provinces and territories of Canada, except Québec. The base shelf prospectus is valid for a 25-month period, during which we may, from time to time, offer debt securities, common shares, preferred shares, warrants, subscription receipts, units or any combination thereof, having an aggregate offering price of up to U.S.$100,000,000.

•	On March 29, 2017, we entered into a Mining Sublease with Newmont granting us the exclusive right to prospect, explore for, develop, and mine minerals on certain lands within the Pershing Pass area south of the Relief Canyon Mine.

•	During the quarter we continued to advance the pre-feasibility study on the Relief Canyon Mine.

 Results of Operations

Three months ended March 31, 2017 and 2016

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the three months ended March 31, 2017 and 2016.

Operating Expenses

Total operating expenses for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 were approximately $3.3 million and $3.1 million, respectively. The $0.2 million increase in operating expenses for the three months ended March 31, 2017 is comprised largely of a $0.3 million increase in exploration expenses on our Relief Canyon properties to approximately $0.6 million from $0.3 million in the prior period due to increased direct drilling activities during the current period, an increase of $0.1 million in general and administrative expenses to approximately $1.1 million from $1.0 million in the prior period, primarily due to increased public company expenses and legal costs offset by a decrease of approximately $0.3 million in consulting expense to approximately $0.5 million from $0.8 million in the prior period as a result of decreased investor relations services.

Loss from Operations

We reported a loss from operations of $3.3 million and $3.1 million for the three months ended March 31, 2017 and 2016, respectively. The increase in operating loss was due primarily to the increase in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately ($13,000) and ($2,700) for the three months ended March 31, 2017 and 2016, respectively. The change in other income (expense) is primarily attributable to an increase in foreign currency loss.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($3.3) million for the three months ended March 31, 2017 as compared to a net loss of ($3.1) million for the three months ended March 31, 2016.

Liquidity and Capital Resources

At March 31, 2017, our cash, cash equivalents and restricted cash equivalents totaled $10.6 million. Our cash, cash equivalents and restricted cash equivalents decreased during the three months ended March 31, 2017 by $3.4 million from our cash, cash equivalents and restricted cash equivalents balance at December 31, 2016 of $14.0 million. The decrease in cash and cash equivalents was primarily the result of cash used in operations of $3.4 million that was comprised of exploration expenditures on our Relief Canyon properties, and general and administrative expenses, including consultant fees, compensation costs, legal fees and public company expenses.

We plan the following expenditures for the remainder of fiscal year 2017:

•	$4.3 million on general and administrative expenses (including employee salaries, public company expenses, consultants, land holding costs and annual insurance premium renewals);

•	$0.4 million on permitting and the continuation of studies for expansion below the water table;

•	$0.2 million on additional work at the Relief Canyon Mine including our 2017 drilling program, geographic surveys and completion of the pre-feasibility level study.

After the foregoing expenses, we anticipate having approximately $5.7 million in cash, cash equivalents and restricted cash equivalents at the end of fiscal year 2017. We expect to require additional financing to fund our current operations in the first half of 2018.

The actual amount we spend for fiscal year 2017 may vary significantly from the amounts specified above if we decide to advance the Relief Canyon Mine toward production in 2017. If we elect to advance the mine toward production in 2017, we currently expect to incur capital expenditures and working capital needs of between $25 million and $40 million, although this amount will be estimated with greater specificity in the pre-feasibility study that is currently in process. We will require additional funding during 2017 if we decide to develop the Relief Canyon Mine.

On June 8, 2016, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on June 29, 2016, on which we registered for sale up to $100 million of any combination of our senior and subordinated debt securities, common and preferred stock, warrants, rights and units from time to time and at prices and on terms that we may determine. This shelf registration statement will remain in effect for up to three years from the date it was declared effective.

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

Recent Accounting Pronouncements

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

In March 2016, FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”) as part of FASB's simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. ASU 2016-09 focuses on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Our adoption did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for us beginning on January 1, 2018. We do not believe the guidance will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Early adoption is permitted, including adoption in an interim period. We adopted ASU 2016-18 for the three-month period ended March 31, 2017 and our adoption did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-4, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. When an indication of impairment was identified after performing the first step of the goodwill impairment test, Step 2 required that an entity determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) using the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU No. 2017-4, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. An entity would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. In addition, an entity must consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. A public business entity that is a SEC filer should adopt the amendments in ASU No. 2017-4 for its annual, or any interim, good will impairment tests in fiscal years beginning after December 15, 2019. We are currently in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.

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

Effective for the fiscal year-ended December 31, 2016, we early adopted ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”), which makes several modifications to Topic 718. Upon adoption of ASU 2016-09, we recognize the effect of forfeitures in compensation cost as they occur, rather than estimating forfeitures as of the award date. Any previously recognized compensation cost will be reversed in the period of forfeiture.

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

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. We have chosen to expense all mineral exploration costs as incurred given that we are still in the exploration stage. Once we have identified proven and probable reserves in our investigation of our properties and upon development of a plan for operating a mine, we would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over proven and probable reserves. When we have capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, we have not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

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

Asset Retirement Obligations

Asset retirement obligations, consisting primarily of estimated mine reclamation and closure costs at our Relief Canyon property, are recognized in the period incurred and when a reasonable estimate can be made, and recorded as liabilities at fair value. Such obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to accretion expense. Corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. Asset retirement obligations are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimated timing or amount of reclamation and closure costs. We review and evaluate the asset retirement obligations annually or more frequently at interim periods if deemed necessary.

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

With respect to the quarterly period ended March 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

As a “smaller reporting company” as defined by the rules and regulations of the SEC, the Company is not required to provide this information.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On February 3, 2017, the Company granted 100,000 24-month warrants to purchase shares of Common Stock at an exercise price of $3.45 per share in connection with a contract for future services. The warrants vest ratably over the 6-month term of the services agreement. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”) by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On February 3, 2017, the Company granted an aggregate of 116,229 restricted stock units to employees and directors of the Company in connection with employee bonus compensation and annual equity awards to non-employee directors for fiscal year 2016. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On February 16, 2017, the Company granted 25,000 restricted stock units to new employees of the Company. The fair market value on the date of grant was approximately $80,000. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On February 27, 2017, the Company issued 3,666 shares of Common Stock upon the vesting of 3,666 restricted stock units to a former employee. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On March 31, 2017, the Company issued 1,925 shares of Common Stock upon the vesting of 1,925 restricted stock units to a former employee. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

None.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

3.1	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2017)
10.1	Third Amended Severance Compensation Agreement, dated January 11, 2017, between Pershing Gold Corporation and Eric Alexander (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2017) +
10.2	Amendment to Offer of Employment, dated January 11, 2017, between Pershing Gold Corporation and Timothy Janke (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2017) +
10.3	Second Extension Severance Compensation Agreement, dated January 11, 2017, between Pershing Gold Corporation and Debra Struhsacker (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2017) +

10.4	Restricted Stock Unit Grant Agreement, dated March 21, 2017, between Pershing Gold Corporation and Stephen Alfers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2017) +
10.5	Amendment No. 1 to the Pershing Gold Corporation 2013 Equity Incentive Plan, dated October 7, 2016 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2017)
10.6	Indemnification Agreement between the Company and Edward Karr, dated March 24, 2017* +
10.7	Form of Employee Restricted Stock Unit Grant Agreement* +
10.8	Form of Non-Employee Director Restricted Stock Unit Grant Agreement* +
10.9	Form of Restricted Stock Unit Grant Agreement for Restricted Stock Units in Lieu of Director Fees* +
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.ins	XBRL Instance Document*
101.sch	XBRL Taxonomy Schema Document*
101.cal	XBRL Taxonomy Calculation Document*
101.def	XBRL Taxonomy Linkbase Document*
101.lab	XBRL Taxonomy Label Linkbase Document*
101.pre	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pershing Gold Corporation

Date: May 10, 2017	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Eric Alexander
Eric Alexander
Vice President Finance and Controller
(Principal Financial Officer)

