Form 10-Q
period 2017-06-30
Pershing Gold Corp.
filed 2017-08-11
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 11, 2017 there were 28,402,389 shares of common stock, par value $0.0001, outstanding.

PERSHING GOLD CORPORATION

ITEM 1     Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in United States dollars)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,080,437	$11,722,102
Restricted cash	3,690,000	2,250,000
Prepaid expenses and other current assets	1,021,527	1,139,760

Total Current Assets	8,791,964	15,111,862

NON - CURRENT ASSETS:
Property and equipment, net	3,768,567	4,310,980
Mineral rights	22,803,912	22,786,912
Reclamation bond deposit	50,000	25,000
Deposit	3,884	3,884

Total Non - Current Assets	26,626,363	27,126,776

Total Assets	$35,418,327	$42,238,638

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$577,081	$2,150,195
Deferred rent - current portion	8,381	6,738

Total Current Liabilities	585,462	2,156,933

LONG-TERM LIABILITIES:
Deposit	1,750	1,750
Deferred rent - long term portion	-	4,512
Asset retirement obligation	914,349	895,085

Total Liabilities	1,501,561	3,058,280

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($0.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of June 30, 2017 and December 31, 2016)	-	-
Convertible Series B Preferred stock ($0.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding as of June 30, 2017 and December 31, 2016)	-	-
Convertible Series C Preferred stock ($0.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding as of June 30, 2017 and December 31, 2016)	-	-
Convertible Series D Preferred stock ($0.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of June 30, 2017 and December 31, 2016)	-	-
Convertible Series E Preferred stock ($0.0001 Par Value; 15,151 Shares Authorized; 8,946 shares issued and outstanding; liquidation preference of $9,742,194 as of June 30, 2017 and December 31, 2016)	1	1
Common stock ($0.0001 Par Value; 200,000,000 Shares Authorized; 28,402,389 and 28,389,378 shares issued and outstanding as of June 30, 2017 and December 31, 2016)	2,840	2,839
Additional paid-in capital	197,049,124	195,705,344
Accumulated deficit	(163,135,199)	(156,527,826)

Total Stockholders' Equity	33,916,766	39,180,358

Total Liabilities and Stockholders' Equity	$35,418,327	$42,238,638

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in United States dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes	1,237,618	1,611,127	2,312,510	2,671,495
Exploration cost	230,851	213,793	828,130	505,788
Consulting fees	699,859	370,327	1,222,405	1,158,282
General and administrative expenses	1,116,564	1,042,119	2,242,477	2,037,816

Total operating expenses	3,284,892	3,237,366	6,605,522	6,373,381

Loss from operations	(3,284,892)	(3,237,366)	(6,605,522)	(6,373,381)

Other income (expenses):
Other income	9,673	-	9,673	-
Foreign currency gain (loss)	500	-	(10,655)	-
Interest expense and other finance costs	(2,056)	(1,805)	(4,978)	(4,703)
Interest income	3,141	502	4,109	717

Total other income (expenses) - net	11,258	(1,303)	(1,851)	(3,986)

Loss before provision for income taxes	(3,273,634)	(3,238,669)	(6,607,373)	(6,377,367)

Provision for income taxes	-	-	-	-

Net loss	$(3,273,634)	$(3,238,669)	$(6,607,373)	$(6,377,367)

Preferred deemed dividend	-	-	-	(3,599,565)

Net loss available to common stockholders	$(3,273,634)	$(3,238,669)	$(6,607,373)	$(9,976,932)

Net loss per common share, basic and diluted	$(0.12)	$(0.12)	$(0.23)	$(0.41)

Weighted average common shares outstanding - basic and diluted	28,400,084	26,116,068	28,394,151	24,465,109

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in United States dollars)

	For the Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,607,373)	$(6,377,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	567,883	555,025
Accretion	19,264	19,461
Stock-based compensation	838,378	1,372,246

Changes in operating assets and liabilities:
Other receivables	-	70,145
Prepaid expenses and other current assets	118,233	443,425
Accounts payable and accrued expenses	(1,067,711)	(37,879)
Deferred rent	(2,869)	(1,870)

NET CASH USED IN OPERATING ACTIVITIES	(6,134,195)	(3,956,814)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in reclamation bond deposits	(25,000)	-
Purchase of mineral rights	(17,000)	-
Purchase of property and equipment	(25,470)	-

NET CASH USED IN INVESTING ACTIVITIES	(67,470)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	-	13,216,545
Payments on notes payable	-	(12,909)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	13,203,636

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS	(6,201,665)	9,246,822

CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS- beginning of period	13,972,102	5,487,384

CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS- end of period	$7,770,437	$14,734,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,978	$4,703
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Reduction of accrued bonuses in connection with vested restricted common stock unit grants	$427,320	$-
Reduction of accounts payable in connection with issuance of common stock	$8,250	$-
Reduction of accounts payable in connection with issuance of restricted stock unit grants	$65,000	$-
Preferred stock deemed dividend	$-	$3,599,565

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Going concern

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss of approximately $6.6 million for the six months ended June 30, 2017, has used $6.1 million of net cash in operations for the six months ended June 30, 2017, has incurred a total cumulative deficit of approximately $163.1 million since its inception and requires capital for its contemplated business and exploration activities to take place. The Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue business. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of June 30, 2017. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2017, and the results of operations and cash flows for the six months ended June 30, 2017 have been included. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2016, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2017. The consolidated balance sheet as of December 31, 2016, contained herein, was derived from those financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

At June 30, 2017, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Restricted cash

Restricted cash consists of cash and investments which are held as collateral under surface management surety bonds issued on the Company’s behalf. The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	June 30, 2017	December 31, 2016
	(Unaudited)

Cash and cash equivalents	$4,080,437	$11,722,102
Restricted cash equivalents	3,690,000	2,250,000
Total cash, cash equivalents and restricted cash equivalents	$7,770,437	$13,972,102

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
7

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $1,021,527 and $1,139,760 at June 30, 2017 and December 31, 2016, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting, public relations, and business advisory services, insurance premiums, drilling services, mining claim fees and mineral lease fees which are being amortized over the terms of their respective agreements. Included in other current assets are deferred financing costs of $369,240 and $312,415 at June 30, 2017 and December 31, 2016, respectively. The Company defers these costs until such time that the associated financing is completed. Upon completion and recognition of the proceeds, any deferred financing costs will be reported as a direct deduction from the amount of the proceeds received. If it is determined that the contemplated financing will not be completed, any amounts deferred will be expensed.

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

JUNE 30, 2017

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment of its long-lived assets at June 30, 2017 and December 31, 2016, respectively.

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

JUNE 30, 2017

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

JUNE 30, 2017

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

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company early adopted ASU 2016-18 for the three-month period-ended June 30, 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260). The amendments in the update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

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

JUNE 30, 2017

(in United States Dollars)

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(in United States Dollars)

NOTE 3 — MINERAL PROPERTIES (continued)

Newmont Leased Property

As part of the Asset Purchase Agreement transactions, Newmont and the Company entered into an amendment of the 2006 Minerals Lease and Sublease (the “Third Amendment”), pursuant to which the Company agreed to a $2.6 million work commitment on the properties remaining subject to the 2006 Minerals Lease and Sublease to be expended by the seventh anniversary of the effective date of the Third Amendment. Upon the eighth anniversary of the effective date of the Third Amendment, the Company shall pay an annual rental payment of $10.00 per acre if the Company does not incur $500,000 in qualified expenditures during the preceding year. Expenditures incurred in excess of the annual work commitment or rental payment obligation may be carried forward as credits against future annual work commitment obligations or rental payment obligations. As of June 15, 2017, the most recent cost reporting date, the Company can credit approximately $2.8 million in exploration expenditures already incurred against the remaining $2.3 million work commitment and future rental payment obligations.

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

On March 29, 2017, the Company entered into a Mining Sublease with Newmont granting the Company the exclusive right to prospect, explore for, develop, and mine minerals on certain lands within the Pershing Pass area south of the Relief Canyon Mine. The Mining Sublease has an initial term of ten years and may be extended by the Company until December 3, 2034 and so long thereafter as any mining, development, or processing operations are being conducted continuously. The Mining Sublease calls for the Company to make minimum work expenditures for the first four years of the Mining Sublease, followed by annual advanced minimum royalty payments to Newmont to maintain the Mining Sublease in good standing. The Sublease may be terminated any time after providing 90 days written notice of termination. If the required minimum work commitment of $500,000 has not been satisfied prior to termination the Company must pay Newmont the difference between the $500,000 required minimum work commitment and costs already incurred by the Company towards the required minimum work commitment. As of June 30, 2017, the most recent cost reporting date, the Company can credit approximately $200,000 in exploration expenditures already incurred against the $1.5 million work commitment.

General

The Company has posted statewide surface management surety bonds with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in the amount of approximately $12.3 million, which is approximately $76,000 in excess of the coverage requirement as of June 30, 2017, to reclaim land disturbed in its exploration and mining operations. The surface management surety bonds are provided through third-party insurance underwriters. The Company was required to deposit a total of $3,690,000, or 30% of the total surety bonds, in collateral accounts. The funds deposited in the collateral accounts are classified as restricted cash on the Company’s balance sheet.

As of June 30, 2017, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)
Relief Canyon Mine — Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine — Newmont Properties	13,709,441	13,709,441
Pershing Pass Property	593,400	576,400

	$22,803,912	$22,786,912

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(in United States Dollars)

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	June 30, 2017	December 31, 2016
		(Unaudited)
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	425,394	416,363
Land	—	358,886	358,886
Building and improvements	5 - 25 years	820,182	820,182
Site costs	10 years	1,412,624	1,412,624
Crushing system	20 years	2,505,012	2,505,012
Process plant and equipment	10 years	3,517,809	3,517,809
Vehicles and mining equipment	5 - 10 years	605,824	699,025
		9,702,726	9,786,896
Less: accumulated depreciation		(5,934,159)	(5,475,916)

		$3,768,567	$4,310,980

For the six months ended June 30, 2017 and 2016, depreciation expense amounted to $567,883 and $555,025, respectively. During the six months ended June 30, 2017, the Company wrote off fully depreciated property and equipment for a total of $109,640.

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

In conjunction with the permit approval permitting the Company to resume mining in the existing open pits at the Relief Canyon Mine during the third quarter of 2014, the Company has recorded an asset retirement obligation based upon the reclamation plan submitted in connection with the permit.

The following table summarizes activity in the Company’s ARO:

	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
Balance, beginning of period	$895,085	$783,539
Accretion expense	19,264	9,731
Reclamation obligations settled	-	-
Additions and changes in estimates	-	-
Balance, end of period	$914,349	$793,270

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(in United States Dollars)

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Series A Convertible Preferred Stock

As of June 30, 2017, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series B Convertible Preferred Stock

As of June 30, 2017, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series C Convertible Preferred Stock

As of June 30, 2017, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value, were authorized with none outstanding.

9% Series D Cumulative Preferred Stock

As of June 30, 2017, 7,500,000 shares of Series D Preferred Stock, $0.0001 par value, were authorized with none outstanding.

Series E Convertible Preferred Stock

As of June 30, 2017, 15,151 shares of Series E Preferred Stock, $0.0001 par value, were authorized with 8,946 Series E Preferred shares outstanding.

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

In April 2017, the Company converted 15,995 vested restricted stock units into 15,995 shares of the Company’s Common Stock due to the passing of one of the members of the Company’s Board of Directors.

Between April 2017 and June 2017, the Company issued 2,351 shares of Common Stock and granted a total of 30,320 restricted stock units to two members of the Company’s Board of Directors as payment in lieu of cash for retainer and meeting fees earned totaling $73,250 for fiscal years 2015 and 2016 and $39,000 for the six months ended June 30, 2017. For each vested restricted stock unit, the holder will be entitled to receive one restricted share of the Company's Common Stock upon the holder's separation of employment under certain circumstances or upon a change in control.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(in United States Dollars)

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

As of December 31, 2016, the Company recognized a liability for employee bonus compensation with a fair value of approximately $530,000 which was included in accounts payable and accrued expenses. Consequently, the Company recognized stock based compensation of approximately $530,000 during the year ended December 31, 2016 in connection with these transactions. As of June 30, 2017, the Company recorded approximately $427,000 into additional paid in capital and a contemporaneous reduction of accounts payable and accrued expenses in connection with the issuance of vested restricted stock units related to fiscal year 2016 bonus compensations. As of June 30, 2017, the remaining balance of unvested restricted stock units related to fiscal year 2016 bonus compensations amounted to approximately $98,000.

During the six months ended June 30, 2017 and 2016, the Company recorded total stock-based compensation expense in connection with restricted stock and restricted stock unit awards of $734,692 and $1,316,646, respectively.  At June 30, 2017, there was a total of $2,192,415 unrecognized compensation expense in connection with restricted stock and restricted stock unit awards.

A summary of the status of the restricted stock units as of June 30, 2017, and of changes in restricted stock units outstanding during the six months ended June 30, 2017, is as follows:

	Six months ended June 30, 2017
	(Unaudited)
	Restricted Stock Unit	Weighted Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2016	845,765	$5.68
Granted	221,549	3.23
Vested and converted	(21,586)	3.55
Forfeited	(3,759)	3.41
Outstanding at June 30, 2017	1,041,969	$5.21

Common Stock Options

A summary of the Company’s outstanding stock options as of June 30, 2017 (unaudited) and changes during the six months ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2016	1,794,453	$7.21	5.20
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at June 30, 2017	1,794,453	7.21	4.70

Options exercisable at end of period	1,794,453	$7.21
Options expected to vest	—
Weighted average fair value of options granted during the period		$—

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(in United States Dollars)

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of June 30, 2017 (unaudited) and changes during the six months ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2016	4,311,166	$6.16	0.98
Granted	100,000	3.45	2.00
Cancelled	(1,913,403)	7.79	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at June 30, 2017	2,497,763	$4.80	1.17

Warrants exercisable at June 30, 2017	2,477,763	$4.81	1.17

Weighted average fair value of warrants granted during the period		$0.87

In February 2017, the Company granted 100,000 24-month warrants to purchase shares of Common Stock at an exercise price of $3.45 per share in connection with a contract for services. The warrants vest ratably over the 6-month term of the services agreement. During the six months ended June 30, 2017, the Company recorded total stock-based compensation expense of $69,519 in connection with this stock warrant grant.

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

	For the Six Months ended June 30, 2017	For the Six Months ended June 30, 2016
	(Unaudited)	(Unaudited)
Numerator:
Net loss available to common stockholders	$(6,607,373)	$(9,976,932)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	28,394,151	24,465,109

Net loss per common share, basic and diluted	$(0.23)	$(0.41)

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(in United States Dollars)

NOTE 7 — NET LOSS PER COMMON SHARE (continued)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. In periods where the Company has a net loss, all dilutive securities are excluded.

	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
Common stock equivalents:
Stock options	1,794,453	1,794,453
Stock warrants	2,497,763	5,057,598
Restricted stock units	1,041,969	848,765
Convertible preferred stock	2,725,092	2,725,092
Total	8,059,277	10,425,908

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its corporate facility and certain office equipment under operating leases with expiration dates through 2018. In April 2015, the Company executed a new operating lease agreement for its corporate facility in Lakewood, Colorado. The lease is for a period of 39 months commencing in May 2015 and expiring in July 2018. The Company recognized total deferred rent of $8,381 in connection with this lease agreement as of June 30, 2017. Rent expense was $25,937 and $35,477 for the six months ended June 30, 2017 and 2016, respectively.

Future minimum rental payments required under operating leases are as follows:

2017	$42,171
2018	45,455
$87,626

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

JUNE 30, 2017

(in United States Dollars)

NOTE 8 — COMMITMENTS AND CONTINGENCIES (continued)

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

The Company has paid the Lender a structuring fee of $200,000 and a retainer fee of $100,000. Such retainer is refundable and shall be applied against legal fees and expenses incurred. As of June 30, 2017, the fees paid to the Lender and legal fees related to the Facility totaled $369,240 which are included in prepaid expenses and other current assets and will be recorded as a reduction in proceeds received from the Facility when, and if, drawn.

ITEM 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pershing Gold Corporation and its subsidiaries (“Pershing Gold”, the “Company” or “we”) is a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada.  We are currently focused on exploration at our Relief Canyon properties in Pershing County in northwestern Nevada. We completed a preliminary feasibility study (“PFS”) of the Relief Canyon Mine in May 2017 and continue to advance the permitting process and evaluate financing alternatives for the Relief Canyon Mine project.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Forward-Looking Statements

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward-looking statements include, without limitation, statements relating to our planned expenditures and cash position, business goals, planned exploration and metallurgical work, our 2017 drilling program, business strategy, planned permitting activities, geographic surveys and the PFS, plans with respect to an environmental studies to expand the Relief Canyon open-pit mines, our liquidity and capital resources outlook and future financing requirements, the effectiveness of our shelf registration statement and Canadian base shelf prospectus, and estimates and assumptions required under our financial statements.  Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Our actual results may differ materially from those contemplated by the forward-looking statements, which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Important factors that could cause actual results to differ materially from those anticipated in forward-looking statements include, without limitation, results of future exploration and engineering studies on our Relief Canyon properties; increases in estimates or costs of exploration and other activities; our ability to raise necessary capital to conduct our exploration and other activities and do so on acceptable terms or at all; results from exploration and changes in interpretations of geological, metallurgical or other technical information; problems or delays in permitting or other government approvals; and the matters described in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

During the six months ended June 30, 2017, we focused primarily on engineering and other work related to the potential commencement of mining at the Relief Canyon Mine; continuing permitting and bonding; and financing efforts. An overview of certain significant events follows:

•	In May 2017, we completed the PFS of the Relief Canyon Mine. The positive PFS recommends that we advance the Relief Canyon Mine to a production decision.

•	During the quarter ended June 30, 2017, we drilled 12 holes, totaling approximately 4,800 feet, at our Blackjack Project Area, located approximately six miles south of our Relief Canyon Mine.

•	During the quarter ended March 31, 2017, we successfully completed the environmental permitting process and have secured all necessary permits to restart and expand the Relief Canyon Mine. As part of the permitting process we increased our statewide surface management surety bonds with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada from approximately $5.6 million to approximately $12.3 million.

•	On March 29, 2017, we entered into a Mining Sublease with Newmont granting us the exclusive right to prospect, explore for, develop, and mine minerals on certain lands within the Pershing Pass area south of the Relief Canyon Mine.

Preliminary Feasibility Study and Mineralized Material Estimate

On May 26, 2017, Mine Development Associates of Reno, Nevada (“MDA”) completed a PFS on the Relief Canyon Mine. The PFS included an estimate of mineralized material at the Relief Canyon Mine deposit, calculated at a cut-off grade of 0.005 ounces of gold per ton for oxide material, 0.01 ounces of gold per ton for mixed material and 0.02 ounces of gold per ton for sulfide material. Silver grades were only available for a portion of the deposit. The database used for the mineralized material estimate described below includes 419 core holes and 676 reverse circulation holes for a total of 482,755 feet, of which 415 core holes and 89 reverse circulation holes were drilled by the Company from 2011 to September 2016.

Tons	Average gold grade (ounces per ton)
41,876,000	0.019

Tons	Average silver grade (ounces per ton)
17,576,000	0.117

“Mineralized material” as used in this quarterly report on Form 10-Q, although permissible under the Securities and Exchange Commission (“SEC”) Guide 7, does not indicate “reserves” by SEC standards.  We cannot be certain that any part of the Relief Canyon deposit will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.” Investors are cautioned not to assume that all or any part of the mineralized material will be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

The PFS indicates the possibility of a viable mine and recommended work should continue on advancing the project to a production decision. The recommended advancement work would include additional drilling to improve the knowledge of the deposit, and obtaining silver assays for continuous mineralized intervals from past core drilling and new drilling so that more silver values can be added to the economic analysis for the mine. We would also need to arrange financing for the project before any production decision could be made. See “Liquidity and Capital Resources” below.

Permitting

We have all of the state and federal permits necessary to start mining and heap-leach processing operations. We have planned a two-phase permitting and development scenario for the project. Phase I, which has been fully authorized under our permits, is the re-purposing of previously approved disturbance for expanded mining to a pit bottom elevation of 5,080 feet, partial backfilling of the Phase I pit to approximately 20 feet above the historical groundwater elevation to eliminate a pit lake, expanded exploration operations, full build-out of the heap leach pad to accommodate leaching of the Phase I ore, and construction of a new waste rock storage facility. Phase II would include additional mine expansion activities and would allow mining further below the water table. We will use the mine plan in the PFS as the basis for the Phase II permit applications, and anticipate we will submit the Phase II permit applications in the second half of 2017.

Results of Operations

Three and Six months ended June 30, 2017 and 2016

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the three and six months ended June 30, 2017 and 2016.

 Operating Expenses

Total operating expenses for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 were approximately $6.6 million and $6.4 million, respectively. The $0.2 million increase in operating expenses for the six months ended June 30, 2017 is comprised of a $0.3 million increase in exploration expenses on our Relief Canyon properties to approximately $0.8 million from $0.5 million in the prior period due to increased direct drilling activities during the current period; an increase in consulting fees of approximately $0.1 million to approximately $1.2 million from $1.1 million as a result of consulting costs associated with the completion of the PFS and increased consulting in connection with services related to obtaining mining license permits; an increase of $0.2 million in general and administrative expenses to approximately $2.2 million from $2.0 million in the prior period, primarily due to increased public company expenses and legal costs offset by a decrease of approximately $0.4 million in compensation to approximately $2.3 million from $2.7 million in the prior period as a result of decreased stock-based compensation.

Total operating expenses for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 were approximately $3.3 million and $3.2 million, respectively. The $0.1 million increase in operating expenses for the three months ended June 30, 2017 is comprised of an increase in consulting fees of approximately of $0.4 million to approximately $0.7 from $0.3 as a result of consulting costs associated with the completion of the PFS, an increase of $0.1 million in general and administrative expenses to approximately $1.1 from $1.0 million, offset by the decrease in compensation of approximately $0.4 million to approximately $1.2 from $1.6 million due to decreased stock-based compensation.

Loss from Operations

We reported a loss from operations of $6.6 million and $6.4 million for the six months ended June 30, 2017 and 2016, respectively. The increase in operating loss was due primarily to the increase in operating expenses described above. We reported a loss from operations of $3.3 million and $3.2 million for the three months ended June 30, 2017 and 2016, respectively.

Other Income (Expenses)

Total other income (expense) was approximately ($1,800) and ($4,000) for the six months ended June 30, 2017 and 2016, respectively. The change in other income (expense) is primarily attributable to an increase in foreign currency loss offset by an increase in other income. Total other income (expense) was approximately $11,000 and ($1,300) for the three months ended June 30, 2017 and 2016, respectively. The change in other income (expense) is primarily attributable to an increase in other income.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($6.6) million for the six months ended June 30, 2017 as compared to a net loss of ($6.4) million for the six months ended June 30, 2016. As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($3.3) million for the three months ended June 30, 2017 as compared to a net loss of ($3.2) million for the three months ended June 30, 2016.

Liquidity and Capital Resources

At June 30, 2017, our cash, cash equivalents and restricted cash equivalents totaled $7.8 million. Our cash, cash equivalents and restricted cash equivalents decreased during the six months ended June 30, 2017 by $6.2 million from our cash, cash equivalents and restricted cash equivalents balance at December 31, 2016 of $14.0 million. The decrease in cash and cash equivalents was primarily the result of cash used in operations of $6.1 million that was comprised of costs to complete the PFS, exploration expenditures on our Relief Canyon properties, and general and administrative expenses, including consultant fees, compensation costs, legal fees and public company expenses.

We plan the following expenditures for the remainder of fiscal year 2017:

•	$3.3 million on general and administrative expenses (including employee salaries, public company expenses, consultants, land holding costs and annual insurance premium renewals);

•	$0.3 million on permitting and the continuation of studies to evaluate the possibility of mining the Relief Canyon Mine below the water table.

After the foregoing expenses, we anticipate having approximately $4.2 million in cash, cash equivalents and restricted cash equivalents at the end of fiscal year 2017. We expect to require additional financing to fund our current operations in the first quarter of 2018. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

The actual amount we spend for fiscal year 2017 may vary significantly from the amounts specified above if we decide to advance the Relief Canyon Mine toward production in 2017. Based on the estimates contained in the PFS, we currently expect to incur capital expenditures and working capital expenses of approximately $35 million. The Company is evaluating various sources of additional financing. No development decision with respect to the Relief Canyon Mine is expected to be made unless and until the Company is able to solidify its financing plans. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. The additional funds necessary to fund the development of the Relief Canyon Mine may not be available to us on acceptable terms or at all.

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

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Early adoption is permitted, including adoption in an interim period. We adopted ASU 2016-18 for the three-month period ended June 30, 2017 and our adoption did not have a material impact on our consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260). The amendments in the update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

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

As a “ smaller reporting company ” as defined by the rules and regulations of the SEC, the Company is not required to provide this information.

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

With respect to the quarterly period ended June 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except for the following risk factor:

If we are unable to regain compliance with certain Nasdaq Stock Market listing rules, our common stock could be delisted, which would make our common stock significantly less liquid.

As previously announced, on April 10, 2017, we were informed that one of our independent directors, Douglass Scott Barr, had passed away. Mr. Barr had served as a director of since 2016 and was a member of the Audit Committee and Corporate Governance and Nominating Committee and was chair of the Technical Committee. Following the death of Mr. Barr, the Audit Committee has been reduced to two members. As a result, the Company is no longer compliant with The Nasdaq Stock Market LLC (“Nasdaq”) Listing Rule 5605(c)(2) which requires that the Audit Committee consist of at least three members. In accordance with the Nasdaq Listing Rules, on April 10, 2017, the Company notified Nasdaq of Mr. Barr’s passing and the resulting non-compliance with Nasdaq Listing Rule 5605(c)(2).

On April 13, 2017, the Company received a written notice from Nasdaq confirming the Company’s non-compliance with Listing Rule 5605(c)(2), and confirming that the Company, in accordance with the cure period provided for in Nasdaq Listing Rule 5605(c)(4), has until the earlier of its next annual stockholders’ meeting or April 9, 2018 to regain compliance. Under Nasdaq Listing Rule 5620(a), the Company’s next annual meeting of stockholders must be held on or prior to December 31, 2017. The Company's Board of Directors intends to identify candidates to replace Mr. Barr and appoint a new director to the Audit Committee who satisfies the applicable requirements of the Nasdaq Listing Rules prior to the expiration of the cure period.

If we are unable to regain compliance with the Nasdaq rules prior to the end of the cure period, our common stock could be delisted from the Nasdaq Global Market and our common stock would likely trade in the over-the-counter (“OTC”) market. OTC transactions involve risks in addition to those associated with transactions on a stock exchange. Many OTC stocks trade less frequently and in smaller volumes than stocks listed on an exchange, and accordingly, are less liquid and are likely to be more volatile than exchange-traded stocks. Consequently, the liquidity of our common stock could be greatly impaired, not only in the number of shares which could be bought and sold, but also through difficulties in obtaining price quotations, reduction in our coverage by security analysts and in the news media and lower prices for our securities than might otherwise be attained. These circumstances could have an adverse effect on the ability of an investor to sell any shares of our common stock as well as on the selling price for such shares. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On April 9, 2017, the Company issued 15,995 shares of Common Stock upon the vesting of 15,995 restricted stock units to a former director of the Company. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On June 30, 2017, the Company granted 30,320 restricted stock units to two directors of the Company for payment in lieu of cash for retainer and meeting fees earned. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On July 7, 2017, the Company issued 2,351 shares of Common Stock to a director of the Company for payment in lieu of cash for retainer and meeting fees earned. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

None.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

23.1	Consent of Mine Development Associates Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

*	Furnished herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pershing Gold Corporation

Date: August 11, 2017	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2017	By:	/s/ Eric Alexander
Eric Alexander
Vice President Finance and Controller
(Principal Financial Officer)

