Form 10-Q
period 2017-09-30
Pershing Gold Corp.
filed 2017-11-13
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2017 there were 28,402,389 shares of common stock, par value $0.0001, outstanding.

PERSHING GOLD CORPORATION

ITEM 1     Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in United States dollars)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,962,832	$11,722,102
Restricted cash	3,690,000	2,250,000
Prepaid expenses and other current assets	954,873	1,139,760
Deposit	3,884	-

Total Current Assets	6,611,589	15,111,862

NON - CURRENT ASSETS:
Property and equipment, net	3,520,483	4,310,980
Mineral rights	22,803,912	22,786,912
Reclamation bond deposit	50,000	25,000
Deposit	-	3,884

Total Non - Current Assets	26,374,395	27,126,776

Total Assets	$32,985,984	$42,238,638

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$410,983	$2,150,195
Deferred rent - current portion	6,447	6,738
Deposit	1,750	-

Total Current Liabilities	419,180	2,156,933

LONG-TERM LIABILITIES:
Deposit	-	1,750
Deferred rent - long term portion	-	4,512
Asset retirement obligation	923,981	895,085

Total Liabilities	1,343,161	3,058,280

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($0.0001 Par Value; 2,250,000 Shares Authorized;
none issued and outstanding as of September 30, 2017 and December 31, 2016)	-	-
Convertible Series B Preferred stock ($0.0001 Par Value; 8,000,000 Shares Authorized;
none issued and outstanding as of September 30, 2017 and December 31, 2016)	-	-
Convertible Series C Preferred stock ($0.0001 Par Value; 3,284,396 Shares Authorized;
none issued and outstanding as of September 30, 2017 and December 31, 2016)	-	-
Convertible Series D Preferred stock ($0.0001 Par Value; 7,500,000 Shares Authorized;
none issued and outstanding as of September 30, 2017 and December 31, 2016)	-	-
Convertible Series E Preferred stock ($0.0001 Par Value; 15,151 Shares Authorized;
8,946 shares issued and outstanding; liquidation preference of $9,742,194
as of September 30, 2017 and December 31, 2016)	1	1
Common stock ($0.0001 Par Value; 200,000,000 Shares Authorized;
28,402,389 and 28,389,378 shares issued and outstanding as of September 30, 2017 and December 31, 2016)	2,840	2,839
Additional paid-in capital	197,297,737	195,705,344
Accumulated deficit	(165,657,755)	(156,527,826)

Total Stockholders' Equity	31,642,823	39,180,358

Total Liabilities and Stockholders' Equity	$32,985,984	$42,238,638

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in United States dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes	826,674	889,726	3,139,184	3,561,221
Exploration cost	189,295	1,294,705	1,017,425	1,800,493
Consulting fees	501,202	374,870	1,723,607	1,533,151
General and administrative expenses	1,008,016	1,071,611	3,250,493	3,109,428

Total operating expenses	2,525,187	3,630,912	9,130,709	10,004,293

Loss from operations	(2,525,187)	(3,630,912)	(9,130,709)	(10,004,293)

Other income (expenses):
Other income	-	-	9,673	-
Foreign currency gain (loss)	674	-	(9,981)	-
Interest expense and other finance costs	(1,181)	(703)	(6,159)	(5,406)
Interest income	3,138	421	7,247	1,138

Total other income (expenses) - net	2,631	(282)	780	(4,268)

Loss before provision for income taxes	(2,522,556)	(3,631,194)	(9,129,929)	(10,008,561)

Provision for income taxes	-	-	-	-

Net loss	$(2,522,556)	$(3,631,194)	$(9,129,929)	$(10,008,561)

Preferred deemed dividend	-	-	-	(3,599,565)

Net loss available to common stockholders	$(2,522,556)	$(3,631,194)	$(9,129,929)	$(13,608,126)

Net loss per common share, basic and diluted	$(0.09)	$(0.14)	$(0.32)	$(0.54)

Weighted average common shares
outstanding - basic and diluted	28,402,389	26,206,570	28,396,928	25,049,831

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in United States dollars)

	For the Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(9,129,929)	$(10,008,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	825,136	829,260
Accretion	28,896	29,192
Stock-based compensation	1,044,888	1,634,189

Changes in operating assets and liabilities:
Other receivables	-	65,653
Prepaid expenses and other current assets	184,887	421,322
Accounts payable and accrued expenses	(1,191,706)	313,783
Deferred rent	(4,803)	(3,304)

NET CASH USED IN OPERATING ACTIVITIES	(8,242,631)	(6,718,466)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in reclamation bond deposits	(25,000)	-
Purchase of mineral rights	(17,000)	(3,165)
Purchase of property and equipment	(34,639)	-

NET CASH USED IN INVESTING ACTIVITIES	(76,639)	(3,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	-	13,206,488
Payments on notes payable	-	(17,319)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	13,189,169

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS	(8,319,270)	6,467,538

CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS- beginning of period	13,972,102	5,487,384

CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS- end of period	$5,652,832	$11,954,922

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$6,159	$5,406
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Reduction of accrued bonuses in connection with vested restricted common stock unit grants	$469,423	$-
Reduction of accounts payable in connection with issuance of common stock	$8,250	$-
Reduction of accounts payable in connection with issuance of restricted stock unit grants	$65,000	$-
Preferred stock deemed dividend	$-	$3,599,565

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Going concern

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss of approximately $9.1 million for the nine months ended September 30, 2017, has used approximately $8.2 million of net cash in operations for the nine months ended September 30, 2017, has incurred a total cumulative deficit of approximately $165.7 million since its inception and requires capital for its contemplated business and exploration activities to take place. The Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue business. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern as determined by management. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of September 30, 2017. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2017, and the results of operations and cash flows for the nine months ended September 30, 2017 have been included. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2016, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2017. The consolidated balance sheet as of December 31, 2016, contained herein, was derived from those financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

At September 30, 2017, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Restricted cash

Restricted cash consists of cash and investments which are held as collateral under surface management surety bonds issued on the Company’s behalf. The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	September 30, 2017	December 31, 2016
	(Unaudited)

Cash and cash equivalents	$1,962,832	$11,722,102
Restricted cash equivalents	3,690,000	2,250,000
Total cash, cash equivalents and restricted cash equivalents	$5,652,832	$13,972,102

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

SEPTEMBER 30, 2017

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $954,873 and $1,139,760 at September 30, 2017 and December 31, 2016, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting, public relations, and business advisory services, insurance premiums, drilling services, mining claim fees and mineral lease fees which are being amortized over the terms of their respective agreements. Included in other current assets are deferred financing costs of $369,240 and $312,415 at September 30, 2017 and December 31, 2016, respectively. The Company defers these costs until such time that the associated financing is completed. Upon completion and recognition of the proceeds, any deferred financing costs will be reported as a direct deduction from the amount of the proceeds received. If it is determined that the contemplated financing will not be completed, any amounts deferred will be expensed.

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

SEPTEMBER 30, 2017

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment of its long-lived assets at September 30, 2017 and December 31, 2016, respectively.

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

SEPTEMBER 30, 2017

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

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods and is applied retrospectively. Early adoption is permitted. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

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

SEPTEMBER 30, 2017

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company early adopted ASU 2016-18 for the three-month period-ended September 30, 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates Step 2 from the goodwill impairment test. When an indication of impairment was identified after performing the first step of the goodwill impairment test, Step 2 required that an entity determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) using the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU No. 2017-04, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. An entity would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. In addition, an entity must consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. A public business entity that is a SEC filer should adopt the amendments in ASU No. 2017-04 for its annual, or any interim, good will impairment tests in fiscal years beginning after December 15, 2019. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation”. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. An entity shall account for the effects of a modification described in ASC paragraphs 718-20-35-3 through 35-9, unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260)”. The amendments in the update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

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

SEPTEMBER 30, 2017

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

SEPTEMBER 30, 2017

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

General

The Company has posted statewide surface management surety bonds with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in the amount of approximately $12.3 million, which is approximately $76,000 in excess of the coverage requirement as of September 30, 2017, to reclaim land disturbed in its exploration and mining operations. The surface management surety bonds are provided through third-party insurance underwriters. The Company was required to deposit a total of $3,690,000, or 30% of the total surety bonds, in collateral accounts. The funds deposited in the collateral accounts are classified as restricted cash on the Company’s balance sheet.

As of September 30, 2017, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)
Relief Canyon Mine — Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine — Newmont Properties	13,709,441	13,709,441
Pershing Pass Property	593,400	576,400

	$22,803,912	$22,786,912

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(in United States Dollars)

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	September 30, 2017	December 31, 2016
		(Unaudited)
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	434,563	416,363
Land	—	358,886	358,886
Building and improvements	5 - 25 years	820,182	820,182
Site costs	10 years	1,412,624	1,412,624
Crushing system	20 years	2,505,012	2,505,012
Process plant and equipment	10 years	3,517,809	3,517,809
Vehicles and mining equipment	5 - 10 years	605,824	699,025
		9,711,895	9,786,896
Less: accumulated depreciation		(6,191,412)	(5,475,916)

		$3,520,483	$4,310,980

For the nine months ended September 30, 2017 and 2016, depreciation expense amounted to $825,136 and $829,260, respectively. During the nine months ended September 30, 2017, the Company wrote off fully depreciated property and equipment for a total of $109,640.

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

In conjunction with the permit approval permitting the Company to resume mining in the existing open pits at the Relief Canyon Mine during the third quarter of 2014, the Company has recorded an asset retirement obligation based upon the reclamation plan submitted in connection with the permit.

The following table summarizes activity in the Company’s ARO:

	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Balance, beginning of period	$895,085	$783,539
Accretion expense	28,896	29,192
Reclamation obligations settled	-	-
Additions and changes in estimates	-	-
Balance, end of period	$923,981	$812,731

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

SEPTEMBER 30, 2017

(in United States Dollars)

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Series A Convertible Preferred Stock

As of September 30, 2017, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series B Convertible Preferred Stock

As of September 30, 2017, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series C Convertible Preferred Stock

As of September 30, 2017, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value, were authorized with none outstanding.

9% Series D Cumulative Preferred Stock

As of September 30, 2017, 7,500,000 shares of Series D Preferred Stock, $0.0001 par value, were authorized with none outstanding.

Series E Convertible Preferred Stock

As of September 30, 2017, 15,151 shares of Series E Preferred Stock, $0.0001 par value, were authorized with 8,946 Series E Preferred shares outstanding.

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

Between April 2017 and September 2017, the Company issued 2,351 shares of Common Stock and granted a total of 35,575 restricted stock units to two members of the Company’s Board of Directors as payment in lieu of cash for retainer and meeting fees earned totaling $73,250 for fiscal years 2015 and 2016 and $54,500 for the nine months ended September 30, 2017. For each vested restricted stock unit, the holder will be entitled to receive one restricted share of the Company's Common Stock upon the holder's separation of employment under certain circumstances or upon a change in control.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(in United States Dollars)

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

As of December 31, 2016, the Company recognized a liability for employee bonus compensation with a fair value of approximately $530,000 which was included in accounts payable and accrued expenses. Consequently, the Company recognized stock based compensation of approximately $530,000 during the year ended December 31, 2016 in connection with these transactions. As of September 30, 2017, the Company recorded approximately $469,423 into additional paid in capital and a contemporaneous reduction of accounts payable and accrued expenses in connection with the issuance of vested restricted stock units related to fiscal year 2016 bonus compensations. As of September 30, 2017, the remaining balance of unvested restricted stock units related to fiscal year 2016 bonus compensations amounted to approximately $56,138.

During the nine months ended September 30, 2017 and 2016, the Company recorded total stock-based compensation expense in connection with restricted stock and restricted stock unit awards of $908,323 and $1,578,589, respectively.  At September 30, 2017, there was a total of $2,012,118 unrecognized compensation expense in connection with restricted stock and restricted stock unit awards.

A summary of the status of the restricted stock units as of September 30, 2017, and of changes in restricted stock units outstanding during the nine months ended September 30, 2017, is as follows:

	Nine months ended September 30, 2017
	(Unaudited)
	Restricted Stock Unit	Weighted Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2016	845,765	$5.68
Granted	226,804	3.22
Vested and converted	(21,586)	3.55
Forfeited	(3,759)	3.41
Outstanding at September 30, 2017	1,047,224	$5.20

Common Stock Options

A summary of the Company’s outstanding stock options as of September 30, 2017 (unaudited) and changes during the nine months ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2016	1,794,453	$7.21	5.20
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at September 30, 2017	1,794,453	7.21	4.45

Options exercisable at end of period	1,794,453	$7.21
Options expected to vest	—
Weighted average fair value of options granted during the period		$—

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(in United States Dollars)

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of September 30, 2017 (unaudited) and changes during the nine months ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2016	4,311,166	$6.16	0.98
Granted	100,000	3.45	2.00
Cancelled	(1,913,403)	7.79	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at September 30, 2017	2,497,763	$4.80	0.92

Warrants exercisable at September 30, 2017	2,497,763	$4.81	0.92

Weighted average fair value of warrants granted during the period		$0.87

In February 2017, the Company granted 100,000 24-month warrants to purchase shares of Common Stock at an exercise price of $3.45 per share in connection with a contract for services. The warrants vest ratably over the 6-month term of the services agreement. During the nine months ended September 30, 2017, the Company recorded total stock-based compensation expense of $86,899 in connection with this stock warrant grant.

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

	For the Nine Months ended September 30, 2017	For the Nine Months ended September 30, 2016
	(Unaudited)	(Unaudited)
Numerator:
Net loss available to common stockholders	$(9,129,929)	$(13,608,126)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	28,396,928	25,049,831

Net loss per common share, basic and diluted	$(0.32)	$(0.54)

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(in United States Dollars)

NOTE 7 — NET LOSS PER COMMON SHARE (continued)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. In periods where the Company has a net loss, all dilutive securities are excluded.

	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Common stock equivalents:
Stock options	1,794,453	1,794,453
Stock warrants	2,497,763	4,311,166
Restricted stock units	1,047,224	848,765
Convertible preferred stock	2,725,092	2,725,092
Total	8,064,532	9,679,476

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its corporate facility and certain office equipment under operating leases with expiration dates through 2018. In April 2015, the Company executed a new operating lease agreement for its corporate facility in Lakewood, Colorado. The lease is for a period of 39 months commencing in May 2015 and expiring in July 2018. The Company recognized total deferred rent of $6,447 in connection with this lease agreement as of September 30, 2017. Rent expense was $38,557 and $49,573 for the nine months ended September 30, 2017 and 2016, respectively.

Future minimum rental payments required under operating leases are as follows:

2017	$21,086
2018	45,454
$66,540

Mining Leases

As more fully discussed in Note 3 — Mineral Properties, the Company leases certain mineral properties included in its Pershing Pass Property. The future minimum lease payments under these mining leases are as follows:

2017	$15,000
2018	25,000
2019	25,000
2020	25,000
2021	25,000
Thereafter	42,500
$157,500

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

The Company has paid the Lender a structuring fee of $200,000 and a retainer fee of $100,000. Such retainer is refundable and shall be applied against legal fees and expenses incurred. As of September 30, 2017, the fees paid to the Lender and legal fees related to the Facility totaled $369,240 which are included in prepaid expenses and other current assets and will be recorded as a reduction in proceeds received from the Facility when, and if, drawn.

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

Overview

During the nine months ended September 30, 2017, we focused primarily on engineering and other work related to the potential commencement of mining at the Relief Canyon Mine; continuing permitting and bonding; and financing efforts. An overview of certain significant events follows:

•	For the nine months ended September 30, 2017, we drilled 14 holes, totaling approximately 5,800 feet, at our Blackjack Project Area, located approximately nine miles south of our Relief Canyon Mine.

•	In May 2017, we completed the Pre-Feasibility Study (“PFS”) of the Relief Canyon Mine. The PFS indicates the possibility of a viable mine and recommended work should continue on advancing the Relief Canyon Mine to a production decision.

•	During the quarter ended March 31, 2017, we successfully completed the environmental permitting process and have secured all necessary permits to restart and expand the Relief Canyon Mine. As part of the permitting process we increased our statewide surface management surety bonds with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada from approximately $5.6 million to approximately $12.3 million.

•	On March 29, 2017, we entered into a Mining Sublease with Newmont granting us the exclusive right to prospect, explore for, develop, and mine minerals on certain lands within the Pershing Pass area south of the Relief Canyon Mine.

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

Permitting

We have all of the state and federal permits necessary to start mining and heap-leach processing operations. We have planned a two-phase permitting and development scenario for the project. Phase I, which has been fully authorized under our permits, is the re-purposing of previously approved disturbance for expanded mining to a pit bottom elevation of 5,080 feet, partial backfilling of the Phase I pit to approximately 20 feet above the historical groundwater elevation to eliminate a pit lake, expanded exploration operations, full build-out of the heap leach pad to accommodate leaching of the Phase I ore, and construction of a new waste rock storage facility. Phase II would include additional mine expansion activities and would allow mining further below the water table. We will use the mine plan in the PFS as the basis for the Phase II permit applications, and anticipate we will submit the Phase II permit applications in the first quarter of 2018.

Results of Operations

Three and Nine months ended September 30, 2017 and 2016

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the three and nine months ended September 30, 2017 and 2016.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 were approximately $9.1 million and $10.0 million, respectively. The $0.9 million decrease in operating expenses for the nine months ended September 30, 2017 is comprised of a $0.8 million decrease in exploration expenses on our Relief Canyon properties to approximately $1.0 million from $1.8 million in the prior period due to decreased direct drilling activities during the current period; a decrease of approximately $0.4 million in compensation to approximately $3.1 million from $3.5 million in the prior period as a result of decreased stock-based compensation offset by increases in consulting fees of approximately $0.2 million to approximately $1.7 million from $1.5 million as a result of consulting costs associated with the completion of the PFS and increased consulting in connection with services related to permitting; an increase of $0.1 million in general and administrative expenses to approximately $3.2 million from $3.1 million in the prior period, primarily due to increased public company expenses and legal costs.

Total operating expenses for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 were approximately $2.5 million and $3.6 million, respectively. The $1.1 million decrease in operating expenses for the three months ended September 30, 2017 is comprised of a $1.1 million decrease in exploration expenses on our Relief Canyon properties to approximately $0.2 million from $1.3 million in the prior period due to decreased direct drilling activities during the current period; a decrease in compensation of approximately $0.1 million to approximately $0.8 million from $0.9 million due to decreased stock-based compensation offset by an increase in consulting fees of approximately of $0.1 million to approximately $0.5 million from $0.4 million as a result of consulting costs associated with the completion of the PFS.

Loss from Operations

We reported a loss from operations of $9.1 million and $10.0 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in operating loss was due primarily to the increase in operating expenses described above. We reported a loss from operations of $2.5 million and $3.6 million for the three months ended September 30, 2017 and 2016, respectively.

Other Income (Expenses)

Total other income (expense) was approximately ($800) and ($4,200) for the nine months ended September 30, 2017 and 2016, respectively. The change in other income (expense) is primarily attributable to an increase in foreign currency loss offset by an increase in other income. Total other income (expense) was approximately $2,600 and ($280) for the three months ended September 30, 2017 and 2016, respectively. The change in other income (expense) is primarily attributable to an increase in interest income.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($9.1) million for the nine months ended September 30, 2017 as compared to a net loss of ($10.0) million for the nine months ended September 30, 2016. As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($2.5) million for the three months ended September 30, 2017 as compared to a net loss of ($3.6) million for the three months ended September 30, 2016.

Liquidity and Capital Resources

At September 30, 2017, our cash, cash equivalents and restricted cash equivalents totaled $5.7 million. Our cash, cash equivalents and restricted cash equivalents decreased during the nine months ended September 30, 2017 by $8.3 million from our cash, cash equivalents and restricted cash equivalents balance at December 31, 2016 of $14.0 million. The decrease in cash and cash equivalents was primarily the result of cash used in operations of $8.2 million that was comprised of costs to complete the PFS, exploration expenditures on our Relief Canyon properties, and general and administrative expenses, including consultant fees, compensation costs, legal fees and public company expenses.

We plan the following expenditures for the remainder of fiscal year 2017:

•	$1.6 million on general and administrative expenses (including employee salaries, public company expenses, consultants, land holding costs and annual insurance premium renewals);

•	$0.1 million on permitting and the continuation of studies to evaluate mining the Relief Canyon Mine below the water table.

After the foregoing expenses and absent the completion of a financing, we anticipate having approximately $0.4 million in cash and cash equivalents and $3.7 million in restricted cash equivalents at the end of fiscal year 2017. We expect to require additional financing to fund our current operations in the first quarter of 2018. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

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

Recent Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842)”. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods and is applied retrospectively. Early adoption is permitted. We do not believe the guidance will have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” or “ASU 2016-18”. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Early adoption is permitted, including adoption in an interim period. We adopted ASU 2016-18 for the three-month period ended September 30, 2017 and our adoption did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates Step 2 from the goodwill impairment test. When an indication of impairment was identified after performing the first step of the goodwill impairment test, Step 2 required that an entity determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) using the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU No. 2017-04, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. An entity would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. In addition, an entity must consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. A public business entity that is a SEC filer should adopt the amendments in ASU No. 2017-04 for its annual, or any interim, good will impairment tests in fiscal years beginning after December 15, 2019. We do not believe the guidance will have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation”. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. An entity shall account for the effects of a modification described in ASC paragraphs 718-20-35-3 through 35-9, unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We do not believe the guidance will have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260)”. The amendments in the update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not believe the guidance will have a material impact on our consolidated financial statements.

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

With respect to the quarterly period ended September 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

 On September 30, 2017, the Company granted 5,255 restricted stock units to two directors of the Company for payment in lieu of cash for retainer and meeting fees earned. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

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

Pershing Gold Corporation

Date: November 13, 2017	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2017	By:	/s/ Eric Alexander
Eric Alexander
Vice President Finance and Controller
(Principal Financial Officer)

