Form 10-K
period 2017-12-31
Pershing Gold Corp.
filed 2018-03-28
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b-2 of the Exchange Act). (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017 was approximately $43.3 million, based on the closing price of the registrant’s common stock of $2.79 per share on the Nasdaq Global Market on June 30, 2017.

The number of shares of common stock outstanding on March 27, 2018 was 33,629,260.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2018 Annual Meeting of Stockholders or amendment to this Form 10-K are incorporated by reference in Part III of this annual report on Form 10-K.

References to “the Company,” “our,” “we,” or “us” mean Pershing Gold Corporation and, unless otherwise specified, its subsidiaries. Many of the terms used in our industry are technical in nature. We have included a glossary of some of these terms below.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this annual report on Form 10-K may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include statements relating to our plans to conduct geographic surveys and determine the scope of our drilling program in 2018, the conclusions of a pre-feasibility study and related studies, our plans to conduct and the anticipated timing of the feasibility study, the timing of any gold production, our mineralized material estimate, further permitting and development efforts required to advance the Relief Canyon Mine to various phases of production, expectations and the timing and budget for exploration and future development of our Relief Canyon properties, our planned expenditures for 2018, our estimates of the cost of future permitting changes and additional bonding requirements, future exploration plans, the estimated preliminary internal economics for the Relief Canyon Mine, our expected cash needs, our ability to fund our business with our current cash reserves based on our currently planned activities and statements concerning our financial condition, our plans with respect to future financing options, our anticipation of future environmental impacts, business and operating strategies, and operating and legal risks.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

•	Risks relating to the 2018 exploration efforts to expand the Relief Canyon deposit, determining the feasibility and economic viability of commencing mining, our ability to fund future exploration costs or purchase additional equipment, and our ability to obtain or amend the necessary permits, consents, or authorizations needed to advance expansion of the deposit or recommissioning of the gold processing facility;

•	Risks related to the Relief Canyon properties other than the Relief Canyon Mine, including our ability to advance gold exploration, discover any deposits of gold or other minerals which can be mined at a profit, maintain our unpatented mining claims and millsites, commence mining, obtain and maintain any necessary permits, consents, or authorizations needed to continue exploration, and raise the necessary capital to finance exploration and potential expansion;

•	Our ability to acquire additional mineral targets;

•	Our ability to obtain additional external funding;

•	Our ability to achieve any meaningful revenue;

•	Our ability to engage or retain geologists, engineers, consultants and other key management and mining personnel necessary to successfully operate and grow our business;

•	The volatility of the market price of our common stock or our intention not to pay any cash dividends in the foreseeable future;

•	Changes in any federal, state or local laws and regulations or possible challenges by third parties or contests by the federal government that increase costs of operation or limit our ability to explore on certain portions of our property;

•	Decreases in the market price for gold and economic and political events affecting the market prices for gold and other minerals which may be found on our exploration properties; and

•	The factors set forth under “Risk Factors” in Item 1A of this annual report on Form 10-K.

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

Overview

We are a gold and precious metals exploration company pursuing exploration, development and mining opportunities primarily in Nevada. We are currently focused on exploration at our Relief Canyon properties in Pershing County in northwestern Nevada and, if economically feasible, commencing mining at the Relief Canyon Mine. None of our properties contain proven and probable reserves under SEC Industry Guide 7, and our activities on all of our properties are exploratory in nature.

Our principal offices are located in Lakewood, Colorado at 1658 Cole Boulevard, Building No. 6, Suite 210, Lakewood, Colorado 80401 and we have an exploration office at 1055 Cornell Avenue, Lovelock, Nevada 89419. Our telephone number is 720-974-7254. We maintain a website at www.pershinggold.com, which contains information about us. Our website and the information contained in and connected to it are not part of this annual report on Form 10-K.

Corporate Structure

We were incorporated in Nevada on August 2, 2007 under the name Excel Global, Inc., and we changed our name to Pershing Gold Corporation on February 27, 2012.

We operate our business directly and also through our wholly-owned subsidiary, Gold Acquisition Corp., a Nevada corporation. Gold Acquisition Corp. owns and is conducting exploration on the Relief Canyon Mine property in northwestern Nevada. Pershing Gold Corporation owns directly and is conducting exploration on the Relief Canyon properties adjacent to the Relief Canyon Mine property, which we refer to as the Relief Canyon expansion properties. We also have a subsidiary, Pershing Royalty Company, that holds royalty interests in 17 unpatented mining claims in Pershing County, and in 192 claims in Lander County, Nevada, and a wholly-owned subsidiary, Blackjack Gold Corporation, formed for potential purchases of exploration targets.

Business Strategy

Our business strategy is to acquire and advance precious metals exploration properties. We seek properties with known mineralization that are in an advanced stage of exploration and have previously undergone drilling but are under-explored, which we believe we can advance to increase value. We are currently focused on exploration of the Relief Canyon properties and, if economically feasible, commencing mining at the Relief Canyon Mine. We also periodically review other strategic opportunities, focused primarily in Nevada.

Relief Canyon Mine Property

We acquired the Relief Canyon Mine property in August 2011. The property then consisted of approximately 1,100 acres of unpatented mining claims and millsites and included three open pit mines and a processing plant that could be used to process material from the Relief Canyon Mine or from other mining operations. We refer to this property as the “Relief Canyon Mine” property.

We significantly expanded our Relief Canyon property position in 2012 with the acquisition of approximately 23,000 additional acres of unpatented mining claims and leased and subleased lands around the Relief Canyon Mine and south of the Relief Canyon Mine.  We refer to this expanded property position as the “Relief Canyon properties.” In early 2015, we acquired 74 mining claims near the Relief Canyon Mine on which the processing facilities are located that we had previously leased from Newmont USA Ltd. (“Newmont”), and we entered into a new mining lease directly with the owner of approximately 1,600 acres that we had previously subleased from Newmont. See “Relief Canyon Properties – Property History – Title and Ownership Rights” and “–Newmont Leased Property.” Most of the Relief Canyon properties, including the Relief Canyon Mine, are subject to a 2% net smelter return royalty payable to Battle Mountain Gold Exploration Corp. (now RG Royalties, LLC, a subsidiary of Royal Gold, Inc.) or Newmont. In March 2017, we entered into a mining sublease with Newmont which further consolidated our land holdings in the Pershing Pass area south of the Relief Canyon Mine.

Since we acquired the Relief Canyon Mine property in 2011, we have drilled a total of 496 drill holes totaling approximately 282,000 feet at the Relief Canyon properties. Our exploration efforts have been focused primarily on expanding the known Relief Canyon Mine deposit. Our 2011-2013 exploration drilling programs expanded the deposit. We began a drilling program in 2014 which we completed in early 2015. In this program, we drilled a total of 134 core holes, totaling approximately 74,000 feet, for the purpose of extending and upgrading the current deposit. The 2014 drill results included some gold intercepts at significantly higher grades than the average historic grade of the Relief Canyon Mine deposit of approximately one gram of gold per ton. We conducted the 2015 drilling program from May 2015 through December 2015, which demonstrated that the high-grade zone in the North Target Area has continued south under the North Pit and that the higher-grade L Zone of the Relief Canyon Mine deposit is geologically open to the west, south and southwest. In November 2016, we completed Phase 1 of our 2016 drilling program, which included 22 core holes, totaling approximately 15,000 feet. In November 2016, we commenced Phase 2 drilling and completed this drilling in December 2016, which included nine core holes totaling approximately 8,000 feet. During 2017, we drilled an additional 15 holes, totaling approximately 5,800 feet at our Blackjack Project Area, located approximately nine miles south of the Relief Canyon Mine. The 2018 drilling program is focusing on four target areas of the Relief Canyon properties: the West Step-out area, the North East Pit, the Main Zone, and the South East Lightbulb Pit. The budget for the 2018 drilling program is approximately $2.7 million.

Preliminary Feasibility Study and Mineralized Material Estimate

On May 26, 2017, Mine Development Associates of Reno, Nevada (“MDA”), completed a preliminary feasibility study (“PFS”) on the Relief Canyon Mine. The PFS included an estimate of mineralized material at the Relief Canyon Mine deposit, calculated at a cut-off grade of 0.005 ounces of gold per ton for oxide material, 0.01 ounces of gold per ton for mixed material and 0.02 ounces of gold per ton for sulfide material. Silver grades were only available for a portion of the deposit. The database used for the mineralized material estimate described below includes 419 core holes and 676 reverse circulation holes for a total of 482,755 feet, of which 415 core holes and 89 reverse circulation holes were drilled by us from 2011 to September 2016.

Tons	Average gold grade (ounces per ton)
41,876,000	0.019

Tons	Average silver grade (ounces per ton)
17,576,000	0.117

“Mineralized material” as used in this annual report on Form 10-K, although permissible under the Securities and Exchange Commission (“SEC”) Guide 7, does not indicate “reserves” by SEC standards.  We cannot be certain that any part of the Relief Canyon deposit will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.” Investors are cautioned not to assume that all or any part of the mineralized material will be confirmed or converted into SEC Industry Guide 7 compliant reserves or that mineralized material can be economically or legally extracted. In addition, in this annual report on Form 10-K we also modify our estimates made in compliance with National Instrument 43-101 to conform to SEC Industry Guide 7 for reporting in the United States. Mineralized material is substantially equivalent to measured and indicated mineral resources as disclosed for reporting purposes in Canada, except that the SEC only permits issuers to report “mineralized material” in tonnage and average grade without reference to contained ounces.

 The PFS indicated the possibility of a viable mine and recommended that work should continue on advancing the project to a production decision. The recommended advancement work would include additional drilling to improve the knowledge of the deposit, and obtaining silver assays for continuous mineralized intervals from past core drilling and new drilling so that more silver values can be added to the economic analysis for the mine.

We have retained MDA to prepare a feasibility study on the Relief Canyon Mine in order to more precisely estimate the costs associated with advancing the mine into production. The results of the study are expected to be released in the second quarter of 2018.

Permitting

We have all of the state and federal permits necessary to start mining and heap-leach processing operations at the Relief Canyon Mine. We have planned a two-phase permitting and development scenario for the project. Phase I, which has been fully authorized under our permits, is the re-purposing of previously approved disturbance and creating new surface disturbance for expanded mining to a pit bottom elevation of 5,080 feet, partial backfilling of the Phase I pit to approximately 20 feet above the historical groundwater elevation to eliminate a pit lake, expanded exploration operations, full build-out of the heap leach pad to accommodate leaching of the Phase I ore, and construction of a new waste rock storage facility. Phase II would include additional mine expansion activities and would allow mining further below the water table. We will use the mine plan in the PFS as the basis for the Phase II permit applications. We anticipate that we will submit the Phase II permit applications in the second quarter of 2018

Production Decision and Financing

While we have begun initial land clearing in preparation for potential construction at the Relief Canyon Mine, we have not yet secured sufficient financing to, and our board of directors has not yet decided to, bring the mine into production at this time. Although the Relief Canyon Mine currently has an available leach pad and processing facility and we have senior mine and processing personnel in place, we would be required to obtain mining equipment (which could be through purchase, lease, contract mining or a combination of these), hire employees for the mine and the processing plant, purchase materials and supplies, commence mining, leaching and processing activities, and continue these activities as well as the corporate activities currently conducted for a number of months until sufficient positive cash flow is produced by gold sales to fund all of these activities.

In order to commence mining at Relief Canyon, based on the estimates contained in the PFS, we currently expect to incur capital expenditures and working capital expenditures of approximately $35 million. This estimate is exclusive of general and administrative expenses and other exploration costs that will be incurred by us. This estimate assumes that we would utilize a contract miner to mine ore at the pit and deliver it to the crusher.

We are actively pursuing discussions with potential counterparties for the remaining financing that will be needed to commence production at Relief Canyon. This additional external financing could include streaming, royalty financing, forward sale arrangements, debt offerings (including convertible debt), or other similar arrangements. It may also include further sales of equity securities from our shelf registration statement or otherwise. There are no assurances that we will be successful in raising sufficient financing to commence production at Relief Canyon.

If sufficient financing is arranged and our board makes a production decision, we currently anticipate that initial gold production may occur within approximately six to nine months, although the actual time period required will be dependent on various factors outlined in the pre-feasibility study and, when it is completed, the feasibility study.

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

Through our wholly-owned subsidiary, Gold Acquisition Corp., we own 254 unpatented mining claims and 120 millsite claims, and lease approximately 1,600 acres of fee land, at the Relief Canyon Mine property. The Relief Canyon Mine property includes the Relief Canyon Mine and gold processing facility, currently on care and maintenance status. The Relief Canyon Mine includes three open pit mines, heap leach pads comprised of six cells, two solution ponds and a cement block constructed adsorption desorption-recovery (“ADR”) solution processing circuit. The ADR type process plant consists of four carbon columns, an acid wash system, a stripping vessel, and electrowinning cells. The process facility was completed in 2008 and Firstgold Corp. produced a small amount of gold there in 2009. See “Relief Canyon Properties – Property History.” The facilities are generally in good condition.

When the Relief Canyon Mine was in production in the late 1980s and early 1990s, previous operators used conventional heap leach processing methods in which ore removed from the open pit mines was crushed, stacked on heap leach pads and sprinkled with a dilute sodium cyanide solution to dissolve gold and silver from the ore.  The “pregnant” gold and silver bearing solution was piped to the gold recovery plant and processed using a conventional ADR gold and silver recovery system.  In the ADR system, the pregnant solution flowed through a series of carbon columns where the gold and silver were adsorbed onto activated carbon.  The next step in the process involved stripping the gold from the gold-bearing carbon in electrowinning cells and then recovering the gold in an on-site refinery.  The resulting doré was then sent to a third party facility for further processing into saleable gold and silver products.  Following removal of the gold and silver, the cyanide solution was recycled to the heap leach pads in a closed-loop system.

We plan to add mercury pollution control equipment to the process plant to allow for onsite stripping of the gold-bearing carbon. If we elect not to add the mercury pollution control equipment we could ship gold-laden carbon from the carbon columns to a third-party refinery for further processing.

Adequate line power is available to the site to operate the existing process facility and ancillary facilities. There is a backup generator onsite that could provide the required power for the heap leach pumping system in the event of power outages. Another generator will be used to provide power for the crushing and conveying system. Sufficient water rights to operate the Relief Canyon Mine and the processing and ancillary facilities have been appropriated with two operating and permitted wells.

The maps below show the location of the Relief Canyon properties:

T28N R33E
T28N R34E
RELIEF CANYON MINE
COAL CANYON PROJECT
Relief Canyon Mine
18
17
16
Relief Canyon Processing Facilities
19
20
21
T27N R33E
T27N R34E
T27N R35E
PERSHING PASS PROPERTY
T26N R5E
T26N R33E
T26N R34E
Legend
Newmont Area of Interest
Leased Fee Land
Subleased Fee Land
Optioned Fee Land
Owned Claims
Leased Claims
N
0 0.5 1 2 Miles

Figure 1: Relief Canyon properties, excluding the Coal Canyon project

27N 32E
27N 33E
RELIEF CANYON MINE
COAL CANYON PROJECT
Coal Canyon Project
Legend
Leased Fee Land
Leased Claims
N
0
0.5
1
2 Miles

Figure 2: Coal Canyon Project

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

Property History

Gold was first discovered on the property by the Duval Corp. in 1979. Subsequent exploration was performed by various companies including Lacana Mining, Santa Fe Gold Corp., and Pegasus Gold Inc., and gold was produced from the property during the late 1980s and early 1990s. Firstgold Corp. acquired the property in 1995, explored periodically from 1995 until 2009, and produced a small amount of gold in 2009. Firstgold Corp. filed for bankruptcy protection in January 2010, and in August 2011, pursuant to an order of the bankruptcy court, we (through our wholly owned subsidiary, Gold Acquisition Corp.) purchased 100% of the Relief Canyon Mine property and related assets.

Title and Ownership Rights

Our property rights currently total approximately 29,000 acres and are comprised of approximately 1,056 owned unpatented mining claims, 120 owned millsite claims, 143 leased unpatented mining claims, and 4,127 acres of leased and 3,739 acres of subleased private lands. In January 2015, we acquired certain mining claims from Newmont, entered into a new mining lease on private, or fee, lands that we previously subleased from Newmont, and amended the 2006 Minerals Lease and Sublease with Newmont with respect to certain other portions of the Relief Canyon properties. These transactions, which did not increase the size of our Relief Canyon property position, are described below. In March 2017, we entered into a mining sublease with Newmont which added 960 acres of land in the Pershing Pass area. In July 2017, 36 additional unpatented claims were located in the Pershing Pass area, adding 640 acres to our holdings. We also control options to purchase two 40 acre parcels of fee land in the same vicinity. In December 2017, we entered into two mining leases in the Coal Canyon area, which is west of the Relief Canyon Mine, leasing an additional 43 unpatented claims, and 1,899 acres of fee land, as further described below under the heading “Coal Canyon Project”.

In order to maintain ownership of the unpatented mining claims and millsites at the Relief Canyon properties, we are required to make annual claim maintenance payments of $155 per mining claim or millsite to the Bureau of Land Management (the “BLM”), and to record in the county records an affidavit of payment of claim maintenance fees and notice of intent to hold and pay state and county recording fees of $10.50 per claim or millsite. Our total property maintenance costs for all of the unpatented mining claims and millsites for the Relief Canyon properties in 2017 was approximately $211,000, and we expect our land holding costs to be approximately $307,000 in 2018, which covers the cost of maintaining the additionally acquired claims, new leases covering both claims and fee lands, as noted herein, and an increase in the state and county fee to $12.00 per claim. The BLM is required by statute to adjust the claim maintenance fees for inflation every five years, or more frequently if the Secretary of Interior determines an adjustment to be reasonable. Those fees were most recently adjusted in 2014.

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

The claims that we acquired from Newmont and the fee land subject to our new lease are located near, and include portions of, the pit and the land on which the Relief Canyon Mine property processing facilities are located.  These areas are shown in the map above as owned claims and leased fee. These properties also include lands to the south and west of the current mine pits that we believe are prospective for potential expansion of the Relief Canyon Mine deposit, and lands that could in the future be used for new or expanded mine support facilities, including potential waste rock storage. As a result of these transactions, the claims we purchased from Newmont and the private lands we leased from New Nevada Resources, LLC and New Nevada Lands, LLC are no longer subject to Newmont’s joint venture rights discussed below.

Newmont Leased Property

Pursuant to a 2006 Mineral Lease and Sublease with Newmont, we hold 137 unpatented lode mining claims owned by Newmont, comprising approximately 2,235 acres, and approximately 2,770 acres of privately-owned fee minerals leased by Newmont. We refer to this as the Newmont Leased property.

As part of the January 2015 transactions with Newmont, Newmont and the Company entered into an amendment (the “Third Amendment”) of the 2006 Minerals Lease and Sublease. The amendment removed from the 2006 Minerals Lease and Sublease the claims we purchased from Newmont and the private lands we leased directly from New Nevada Resources, LLC and New Nevada Lands, LLC. Pursuant to the Third Amendment we agreed to a $2.6 million work commitment on the properties remaining subject to the 2006 Minerals Lease and Sublease to be expended by January 2022. As of December 15, 2017, the most recent cost reporting date, we had incurred and can credit approximately $2.9 million in exploration expenditures against the remaining $2.3 million work commitment and future rental payment obligations. Because we have satisfied the work commitment through 2022, we are not required to make annual rental payments for those years. Starting in 2023, if we elect not to, or fail to, incur at least $0.5 million in exploration expenditures per year, the annual rental payment to Newmont would be approximately $0.1 million. We are also required to reimburse Newmont for advance royalty payments made by Newmont to the lessor each year under Newmont’s underlying lease with New Nevada Resources. The reimbursement amount was approximately $2,500 for each of 2013 through 2016.

In connection with the January 2015 transactions with Newmont, Newmont and New Nevada Resources, LLC entered into a new Mining Lease (the “2015 Newmont Lease”) covering about 2,770 acres of private lands included in our Relief Canyon properties, shown on the map above as subleased fee land. The 2015 Newmont Lease has a primary term of twenty years that can be extended for as long thereafter as mining, development or processing operations are being conducted on a continuous basis. The 2015 Newmont Lease contains customary terms and conditions, including an advance royalty and a 2.5% net smelter returns production royalty payable to New Nevada Resources LLC. We continue to hold our rights to the private lands covered by the 2015 Newmont Lease pursuant to our 2006 Minerals Lease and Sublease with Newmont.

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

Coal Canyon Project

In December 2017, we entered into two mining leases at Coal Canyon, which is west of the Relief Canyon Mine (see Figure 2, above). One such mining lease with Good Springs Exploration, LLC and Clancy Wendt (collectively “Lessor”) covers 43 unpatented mining claims which added 800 acres to our property holdings. The lease contains customary terms and conditions, with a primary term of ten years, which may be extended by us, annual advance royalty payments to Lessor starting at $20,000 per year, capping at $50,000, which payments are recoupable against a 3% net smelter return royalty, which royalty can be reduced by one percent of net smelter return for a payment of $1 million, and also includes a conditional purchase option for $350,000.

A second mining lease with New Nevada Resources, LLC and New Nevada Lands, LLC (collectively “Owner”) covers 1,899 acres of fee land. The lease contains customary terms and conditions, with a primary term of twenty years, which may be extended by us, with annual advance royalty payments to Owner starting at $10 per acre capping at $25 per acre, which payments are recoupable against a 3% net smelter return royalty. This royalty can be reduced by one percent of net smelter return in exchange for a payment of $1 million, and also includes a conditional purchase option at a price of $500 per acre.

Royalties

As currently defined by exploration drilling, most of the Relief Canyon deposit is located on property that is subject to a 2% net smelter return royalty, with a portion of the deposit located on property subject to net smelter return royalties totaling 4.5%.  The rest of the property is subject, under varying circumstances, to net smelter return royalties ranging from 2% to 5%.

The map below shows the royalties payable on the properties on which the current Relief Canyon Mine pits and processing facilities are located and the surrounding properties we now own or lease directly from New Nevada Resources, LLC and New Nevada Lands, LLC, as the result of the January 2015 transactions with Newmont, New Nevada Resources, LLC and New Nevada Lands, LLC described above.

Pershing Pass Property

With the various noted property additions, the Pershing Pass property consists of over 765 unpatented mining claims (746 owned, 19 leased) covering approximately 12,900 acres and a mining lease covering approximately 635 acres of fee land.  The Pershing Pass property includes approximately 490 unpatented lode mining claims covering approximately 9,700 acres that we acquired from Silver Scott Mines in March 2012 and approximately 283 unpatented lode mining claims covering about 5,660 acres owned directly by Victoria Resources (US) Inc., a wholly-owned subsidiary of Victoria Gold Corp., prior to our purchase (collectively, “Victoria”). Victoria has reserved a 2% net smelter return royalty on the 221 claims that are located outside the area of interest related to the Newmont Leased property, discussed above.  The Pershing Pass property also includes 17 unpatented mining claims acquired from a third party in April 2012 subject to a 2% net smelter return royalty, 17 unpatented mining claims that we located in mid-2012, and approximately 635 acres of private lands that we leased in December 2012.  The primary term of the lease is ten years, ending in December 2022, which may be extended as long as mineral exploration, development or mining work continues on the property. Production from the private lands covered by the lease is subject to a 2% net smelter return royalty on all metals produced other than gold, and to a royalty on gold indexed to the gold price, ranging from 2% at gold prices of less than $500 per ounce to 3.5% at gold prices over $1,500 per ounce. Prior to one year after commencement of commercial production, we can repurchase up to 3% of the royalty on gold production at the rate of $600,000 for each 1%. The Blackjack Project Area is located within the Pershing Pass property.

In September 2013, we entered into a lease agreement and purchase option for 19 unpatented mining claims (approximately 400 acres) in the Pershing Pass property. The lease grants us exclusive rights to conduct mineral exploration, development and mining and an exclusive option to purchase the claims. The primary term of the lease is ten years, which may be extended as long as mineral exploration, development, or mining work continues on the property. Production from the lease is subject to a 1% net smelter return royalty on precious metals and a one-half percent net smelter royalty on all other metals produced from the lease. Prior to production, we are required to pay a $10,000 annual advance minimum royalty payment to Nevada Select Royalties, Inc. The advance minimum royalty remains at $10,000 per year until September 2023 when the advance royalty payment increases to $12,500 per year. The advance royalty payment increases to $15,000 per year in September 2028 and then $20,000 per year in September 2033. The advance minimum royalty payments are due on or before the anniversary dates of the lease agreement. If we decide to exercise the purchase option, which is exercisable at any time, we can acquire the 19 unpatented mining claims for $250,000.

Newmont Pershing Pass Sublease

The March 2017 mining sublease with Newmont added 960 acres of fee land to our property holdings at Pershing Pass. Under the terms of the sublease, we have the exclusive right to prospect, explore for, develop, and mine minerals on these areas.  The sublease has an initial term of ten years and may be extended by us until December 3, 2034 and so long thereafter as any mining, development, or processing operations are being conducted continuously.  The subleased fee lands are owned by New Nevada Resources, LLC (“NNR”) and New Nevada Lands, LLC (“NNL”), and leased by Newmont under a December 2014 Mining Lease. The underlying 2014 lease contains customary terms and conditions, with a primary term of twenty years, which may be extended by us, and annual advance royalty payments to NNR and NNL, which payments are recoupable against a 2.125% net smelter return royalty payable to NNR and NNL.

The sublease calls for us to make minimum work expenditures for the first four years of the sublease, followed by annual advance minimum royalty payments to Newmont to maintain the sublease in good standing.  The sublease may be terminated any time after we have spent $500,000 toward a required $1.5 million work commitment within the first two years of the sublease. Otherwise, upon termination we must pay Newmont the difference between $500,000 and the costs already incurred by us towards the required work commitment. As of December 31, 2017, the most recent cost reporting date, the Company can credit approximately $260,000 in exploration expenditures already incurred against the $1.5 million work commitment. The sublease creates a 2.0% net smelter return royalty on all minerals, excluding industrial minerals, which have a 0.875% net smelter return produced from the subleased fee lands in favor of Newmont. The Newmont 2.0% net smelter return is in addition to the 2.125% net smelter return payable to NNR and NNL. The sublease also creates a 2.0% net smelter return royalty in favor of Newmont on minerals (excepting industrial minerals) produced from our claims located in Section 10 and 16 adjacent to the subleased fee lands.

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

We have an approved Plan of Operations from the BLM and a Reclamation Permit from the Nevada Division of Environmental Protection (“NDEP”) that authorizes mining, mineral processing and exploration drilling at the Relief Canyon Mine property. In March 2015, we submitted requests to the BLM and the NDEP to amend the Plan of Operations and the Reclamation Permit to allow us to expand the mine above the water table. In August 2016, the BLM approved our Environmental Assessment and Plan of Operations Modification, authorizing us to expand the pit boundary, deepen the pit, and increase the permissible drilling areas around the existing pits at the Relief Canyon Mine property. In December 2016, the NDEP approved our reclamation permit. Like the Plan of Operations, the state reclamation permit authorizes expansion and deepening of the pit and increases the permitted area of drilling. We estimate the annual cost of holding these permits to total approximately $40,000. NDEP issued the Water Pollution Control Permit Major Modification and Renewal, the Class I Air Quality Operating Permit to Construct, and the revised Class II air quality operating permits in February 2017. In 2017, we submitted minor modifications to BLM and NDEP for the Plan of Operations, the Reclamation Permit, and the Water Pollution Control Permit to optimize the configuration of the mining, heap leach pad, and ancillary facilities. As of March 2018, the agencies have approved the modified permit applications.

With the approval of the Environmental Assessment, the 2015 Plan of Operations Modification, and the 2017 Plan of Operations Modification, we were required to increase our reclamation bond with BLM and the NDEP from approximately $5.6 million to approximately $12.5 million, which is currently approximately $80,000 in excess of the current requirement to cover reclamation of land disturbed in our exploration and mining operations. This bond is provided through third-party insurance underwriters, collateralized by approximately 30% of the $12.5 million bond amount, or about $3.7 million.

Approximately $12.4 million of our reclamation bond with BLM and the NDEP covers both exploration and mining at the Relief Canyon Mine property, including the three open pit mines and associated waste rock disposal areas, the mineral processing facilities, ancillary facilities, and the exploration roads and drill pads, with an additional $22,000 covering generative exploration properties located away from the Relief Canyon Mine. The remaining approximately $80,000 can be used to satisfy, or partially satisfy, future bonding requirements for exploration or mining. Our preliminary estimate of the likely amount of additional financial assurance for future exploration is approximately $100,000, although we expect periodic increases due to effects of inflation.

Additional permitting would be required in the future for the Phase II operations to mine below the water table. BLM may require an Environmental Impact Statement to evaluate the impacts associated with mining below the water table. In fiscal year 2018, we plan to spend approximately $580,000 for the continuation of studies for expansion below the water table and submitting the amended plan of operations modification.

As discussed above, we have an authorized Plan of Operations from the BLM and a Reclamation Permit from the NDEP, which authorize expansion of the pit, mineral processing, and our 2018 drilling program. We may need to secure a new or modified NDEP Reclamation Permit in order to conduct exploration activities on some of the private lands subleased from Newmont. We plan to apply for additional required permits to conduct our exploration programs as necessary. These permits would be obtained from the BLM, the NDEP or both agencies. Obtaining such permits will require the posting of additional bonds for subsequent reclamation of disturbances caused by exploration. Delays in the granting of permits or permit amendments are not uncommon, and any delays in the granting of permits may adversely affect our exploration activities.

Our current exploration permit costs are minimal, although future exploration activities may require amendments to these permits. We have Notices of Intent from BLM for exploration drilling on our unpatented mining claims in the Pershing Pass area of the Relief Canyon expansion properties, located to the south of the Relief Canyon Mine property and for the Coal Canyon Property, located to the west of the Relief Canyon Mine property. A Notice of Intent includes information regarding the company submitting the notice, maps of the proposed disturbance, equipment to be utilized, the general schedule of operations, a calculation of the total disturbance anticipated, and a detailed reclamation plan and budget. We have provided a $10,500 reclamation bond for the Pershing Pass Notice of Intent and a $11,200 reclamation bond for the Coal Canyon Notice of Intent to ensure reclamation of our exploration activities on public lands based on the estimated third-party costs to reclaim and re-vegetate the disturbed acreage. It is not necessary to file a Notice of Intent prior to work on private land. Measurement of land disturbance is cumulative, and once five acres total of public lands have been disturbed and remain unreclaimed in one project area, a Plan of Operations must be filed and approved by the BLM before additional work can take place, and a Reclamation Permit must be obtained from the NDEP. Both the Plan of Operations and the NDEP Reclamation Permit require a cash bond and a reclamation plan. Future exploration at Pershing Pass or Coal Canyon could require a Plan of Operations and a NDEP Reclamation Permit.

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

Other Exploration

We conducted generative exploration on the Relief Canyon expansion properties in 2012 and 2013. Since then, we have generated geological mapping over approximately three-quarters of our broader land holdings and conducted other exploratory work, including exploratory drilling at three targets in the expansion properties: Buffalo, Buffalo Pediment and the Blackjack Project Area. We intend to continue to focus our expenditures on the Relief Canyon Mine property. Because the Relief Canyon expansion properties are at an early stage of exploration, it would take significant time to perform sufficient exploration drilling to determine whether these properties contain mineable reserves that could be put into production in the future. Although we are not currently planning to resume exploration efforts with respect to the Relief Canyon expansion properties, we may in the future increase our exploration efforts depending on results and available funding.

We intend to continue to acquire additional mineral targets in Nevada and elsewhere in locations where we believe we have the potential to quickly expand and advance known mineralization and the potential to discover new deposits. If, through our exploration program, we discover an area that potentially may be profitably mined for gold, we would focus on determining whether that is feasible, including further delineation of the location, size and economic feasibility of a potential orebody. We will require external funding to pursue our exploration programs. There is no assurance we will be able to raise capital on acceptable terms or at all.

Employees

We currently have 19 full-time employees. We believe that our relations with our employees are good. In the future, if our activities grow, we may hire personnel on an as-needed basis. For the foreseeable future, we plan to engage geologists, engineers and other consultants as necessary.

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

Market for Gold

In the event that gold is produced from our property, we believe that wholesale purchasers for the gold would be readily available. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. Among the largest are Handy & Harman, Engelhard Industries and Asahi Refining. Historically, these markets are liquid and volatile.  In 2017 and through March 27, 2018, the London Fix AM high and low gold fixes were $1,360.25 and $1,148.65 per troy ounce, respectively, which represents an approximate 0.7% decrease and 7% increase in gold prices as compared to the high and low gold price in 2016, respectively. Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including but not limited to:

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

Our investors should consider carefully in addition to the other information contained in, or incorporated by reference into, this annual report on Form 10-K, the following risk factors.

Risks Related to Our Business

We do not know if our properties contain any gold or other minerals that can be mined at a profit.

The properties on which we have the right to explore for gold and other minerals do not contain SEC Industry Guide 7 compliant mineral reserves and we do not know if any deposits of gold or other minerals can be mined at a profit. Whether a gold or other mineral deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the gold or other minerals which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. We are also obligated to pay production royalties on certain of our mineral production, including a net smelter royalty of 2% on production from most of our Relief Canyon Mine property, with a portion of the deposit located on property subject to net smelter return royalties totaling 4.5%, which would increase our costs of production and make our ability to operate profitably more difficult. We are also obligated to pay a net smelter royalty of up to 5% on production from some of our claims and lands.

We are an exploration stage company and have conducted exploration activities only since 2011. We reported a net loss for the year ended December 31, 2017, and expect to incur operating losses for the foreseeable future.

Our evaluation of our Relief Canyon Mine property is primarily based on historical production data and on new exploration data that we have developed since 2011, supplemented by historical exploration data. Our plans for recommencing mining and processing activities at the Relief Canyon Mine property are still being developed, as are our exploration programs on the Relief Canyon expansion properties. Accordingly, we are not yet in a position to precisely estimate expected amounts of minerals, yields or values or evaluate the likelihood that our business will be successful. We have not earned any revenues from mining operations. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties and commencement of mining activities that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, costs and expenses that may exceed current estimates and the requirement for external funding to continue our business. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We reported a net loss of approximately $13.1 million for the year ended December 31, 2017. We expect to incur significant losses into the foreseeable future. Our monthly burn rate for all costs during 2017 was approximately $0.9 million, including $0.8 million for general and administrative costs (including all employee salaries, public company expenses, consultants, and land holdings costs) and $0.1 million for exploration activities. To pursue the commencement of mining and processing at Relief Canyon, additional external financing would be required. If we are unable to raise external funding, and eventually generate significant revenues from our claims and properties, we will not be able to earn profits or continue operations. We have no production history upon which to base any assumption as to the likelihood that we will prove successful, and it is uncertain that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

We spent approximately $10.6 million on our business and exploration during the year ended December 31, 2017. In addition to anticipated G&A and exploration costs in 2018, in order to commence mining at Relief Canyon, based on the estimates contained in the PFS, we currently expect to incur capital expenditures and working capital expenditures of approximately $35 million. To pursue the commencement of production at Relief Canyon, additional external financing would be required. Such additional financing could include streaming, royalty financing, forward sale arrangements, debt offerings (including convertible debt), additional equity financing or other alternatives. In addition, even if we do not decide to pursue the commencement of production at Relief Canyon, we will be required to raise additional funds in order to finance our operations. We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds would prevent us from achieving our business objectives and would have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the market price of our common stock, resulting in possible further dilution to the book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility. Although we entered into a non-binding term sheet with Sprott Resource Lending (“Sprott”), as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources,” in our Annual Report on Form 10-K for the year ended December 31, 2016, after further negotiations, the Company and Sprott decided not to enter into a binding agreement at this time but did not foreclose the possibility of future discussions.

Unanticipated problems or delays may negatively affect our ability to commence mining and processing activities at Relief Canyon.

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

We are required under the terms of the leases covering some of our property interests to make annual lease payments and advance royalty and royalty payments each year. We are also required to make annual claim maintenance payments to the BLM and pay a fee to Pershing County in order to maintain our rights to explore and, if warranted, to develop our unpatented mining claims. If we fail to meet these obligations, we will lose the right to explore for gold and other minerals on our property. Our total annual property maintenance costs payable to the BLM and Pershing County for all of the unpatented mining claims and millsites in the Relief Canyon area in 2017 were approximately $213,000, and we expect our annual maintenance costs to be approximately $220,000 in 2018. Our lease payments, advance royalty and royalty payments and claim maintenance payments are described above under “Business and Properties” on page 4.

Our business is subject to extensive environmental regulations that may make exploring, mining or related activities prohibitively expensive, and which may change at any time.

All of our operations are subject to extensive environmental regulations that can substantially delay exploration and mine development and make exploration and mine development expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties, including our plan to process gold at our processing facility. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration, mine development, or other activities, and adversely affect our financial position. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine our properties and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities) and such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration and, if warranted, development activities will be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under specific federal and state operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws. We have been required to post a substantial bond under various laws relating to mining and the environment and may in the future be required to post a larger bond to pursue additional activities. For example, we must provide BLM and the NDEP additional financial assurance (reclamation bonds) to guarantee reclamation of any new surface disturbance required for drill roads, drill sites, or mine expansion. In February 2018, we increased the amount of our reclamation bond with BLM and the NDEP to approximately $12.5 million. Approximately $12.4 million of our reclamation bond covers both exploration and mining at the Relief Canyon Mine property, including the three open pit mines and associated waste rock disposal areas, the mineral processing facilities, ancillary facilities, and the exploration roads and drill pads. Approximately $22,000 covers exploration on the Relief Canyon expansion properties. The reclamation bond was collateralized by approximately 30% of the $12.5 million bond amount, or about $3.7 million. Approximately $80,000 of the reclamation bond remains available for future mining or exploration operations. Our preliminary estimate of the likely amount of additional financial assurance for future exploration is approximately $100,000, although we expect periodic increases due to effects of inflation.

The government licenses and permits which we need to explore on our property may take too long to acquire or cost too much to enable us to proceed with exploration. In the event that we conclude that the Relief Canyon Mine deposit can be profitably mined, or we discover other commercially exploitable deposits, we may face substantial delays and costs associated with securing the additional government licenses and permits that could preclude our ability to develop the mine.

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

If we conclude that the Relief Canyon deposit can be profitably mined and the minable material exceeds 21 million tons, the current capacity of the leach pad, we would also need to seek an amendment of the processing facility permit to expand the capacity of the leach pad and ponds to accommodate additional material. As with all permitting processes, there is substantial uncertainty about when and if the permits will be issued. There is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted or could be challenged by third parties, which could result in protracted litigation that could cause substantial delays, or may be granted in an unacceptable timeframe or cost too much. While permitting efforts have not encountered opposition to date, proposed mineral exploration and mining projects can become controversial and be opposed by nearby landowners and communities, which can substantially delay and interfere with the permitting process. Additional permitting would also be required in the future to mine below the water table, and the BLM may require an Environmental Impact Statement to evaluate the associated impacts. Delays in or inability to obtain the necessary permits discussed above would result in unanticipated costs, which may result in serious adverse effects upon our business.

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

In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such comprehensive legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation, if it includes concepts that have been part of previous legislative proposals, could, among other things, (i) limit on the number of millsites that a claimant may use, discussed below, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims and millsites, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, (vi) impose royalties on gold and other mineral production from unpatented mining claims or impose fees on production from patented mining claims, and (vii) impose a fee on the amount of material displaced at a mine. Further, such legislation, if enacted, could have an adverse impact on earnings from our operations, could reduce estimates of any reserves we may establish and could curtail our future exploration and development activity on our unpatented claims.

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

In 2009, the U.S. Environmental Protection Agency (“EPA”) announced that it would develop financial assurance requirements under CERCLA Section 108(b) for the hard rock mining industry. On January 29, 2016, the U.S. District Court for the District of Columbia issued an order requiring that if the EPA intended to prepare such regulations, it had to do so by December 1, 2016. The EPA did comply with that order by issuing draft proposed regulations on December 1, 2016. The EPA subsequently issued its proposed rule on January 11, 2017. Under the proposed rule, owners and operators of facilities subject to the rule have been required, among other things, to (i) notify the EPA that they are subject to the rule; (ii) calculate a level of financial responsibility for their facility using a formula provided in the rule; (iii) obtain a financial responsibility instrument, or qualify to self-assure, for the amount of financial responsibility; (iv) demonstrate that they had obtained such evidence of financial responsibility; and (v) update and maintain financial responsibility until the EPA released the owner or operator from the CERCLA Section 108(b) regulations. As drafted, those additional financial assurance obligations could have been in addition to the reclamation bonds and other financial assurances we have and would be required to have in place under current federal and state laws. If such requirements had been retained in the final rule, they could have required significant additional expenditures on financial assurance, which could have had a material adverse effect on the our future business operations.

However, after an extended public comment period, the EPA decided on December 1, 2017 not to adopt the proposed rule, and not to impose additional financial assurance obligations on the hard rock mining industry. It is possible that one or more non-governmental organizations will file lawsuits challenging that decision.

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

Most of our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines. Accordingly, although our Chief Operating Officer has significant experience with mine operations, our management may not be fully aware of many of the other specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to some of our management’s lack of experience in the mining industry.

We may not be able to maintain the infrastructure necessary to conduct exploration activities.

Our exploration activities and any future mine development activities depend upon adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors that affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our exploration activities and financial condition.

Our exploration activities and any future mine development may be adversely affected by the local climate or seismic events, which could prevent us from gaining access to our property year-round.

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

Risks Relating to Our Organization and Our Common Stock

The trading price of the common stock may experience substantial volatility.

The trading price of our common stock may experience substantial volatility that is unrelated to our financial condition or operations. The trading price of our common stock may also be significantly affected by short-term changes in the price of gold and other minerals. The market price of our securities is affected by many other variables which may be unrelated to its success and are, therefore, not within our control. These include other developments that affect the market for all resource sector-related securities, the breadth of the public market for the common stock and the attractiveness of alternative investments. The effect of these and other factors on the market price of the common stock is expected to make the price of the common stock volatile in the future, which may result in losses to investors.

We have relied on certain stockholders to provide significant investment capital to fund our operations.

We have in the past relied on cash infusions primarily from Frost Gamma Investments Trust (“Frost Gamma”), Donald Smith, and one of our directors, Barry Honig. During the year ended December 31, 2012, Frost Gamma provided approximately $4.6 million in consideration for the issuance of certain of our securities. In the year ended December 31, 2013, Mr. Honig provided approximately $5.6 million to us in consideration for the issuance of shares of our Series E Preferred Stock. Additionally, Mr. Honig and Frost Gamma provided approximately $1.9 million and $150,000, respectively, to us in consideration for the issuance of shares of common stock and warrants to purchase shares of common stock in July 2014 private placements. Mr. Honig invested $150,000 in a private placement of our common stock in October 2014, $2.5 million in an April 2015 private placement, $1.25 million in a February 2016 private placement, and $3.0 million in a December 2017 private placement. Mr. Smith invested $6 million in a March 2016 private placement. Curtailment of cash investments by significant investors could detrimentally impact our cash availability and our ability to fund our operations.

Our principal stockholders, officers and directors own a substantial interest in our voting securities, and investors may have limited voice in our management.

Our principal stockholders, Barry Honig, Donald Smith, and Levon Resources Ltd. (“Levon Resources”), as well as our officers and directors, own, in the aggregate, in excess of approximately 47.1% of our voting securities, including shares of common stock issuable upon the conversion of our Series E Preferred Stock. As of March 27, 2018, Mr. Honig, who is a director, owned 11,010,866 or approximately 29.7%, of our voting securities, Mr. Smith owned 3,251,500, or approximately 8.9%, of our voting securities, and Levon Resources owned 1,954,366, or approximately 5.3%, of our voting securities. As of that date, our officers and directors, including Mr. Honig, owned 12,113,467, or approximately 32.9%, of our voting securities. Additionally, the holdings of our officers and directors may increase in the future upon exercise of options, warrants or convertible securities they may hold or be granted in the future or if they otherwise acquire additional shares of our common stock, including through grants under our employee benefit plans.

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

The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately held. These costs for the years ended December 31, 2016 and December 31, 2017 were approximately $850,000 and $650,000 respectively. We estimate that these costs will be approximately $650,000 for the year ending 2018.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Although, as of December 31, 2017, management has concluded that our internal control over financial reporting is effective, there can be no assurance that our internal control over financial reporting will remain effective.

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

Although our common stock is currently quoted on Nasdaq, the TSX, and the Frankfurt Stock Exchange, there is limited trading activity.  We can give no assurance that an active market will develop, or if developed, that it will be sustained.  If an investor acquires shares of our common stock, the investor may not be able to liquidate our shares should there be a need or desire to do so. Only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity of our common stock is limited and may be dependent on the market perception of our business, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our Company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

Sales, offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of substantial amounts of the common stock, or the availability of such securities for sale, could adversely affect the prevailing market prices for the common stock. A decline in the market prices of the common stock could impair our ability to raise additional capital through the sale of securities should we desire to do so. If we were to decide to pursue the commencement of production at Relief Canyon, additional external financing would be required in addition to the amounts raised in our most recent offering and private placement. Such external financing could include streaming, royalty financing, forward sale arrangements, debt offerings (including convertible debt), additional equity financing or other alternatives, and may result in additional dilution to existing holders of our common stock.

In addition, if our stockholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period, under Rule 144, or upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” in anticipation of which the market price of our common stock could decline. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

The conversion of preferred stock, a change in the conversion rate of preferred stock and exercise of options or warrants may result in substantial dilution to existing stockholders.

Conversions of our Series E Preferred Stock presently owned by our principal shareholders and others and exercise of options and warrants would have a dilutive effect on our common stock. As of March 27, 2018, we have reserved (i) 3,163,051 shares of our common stock that are issuable upon conversion of our Series E Preferred Stock at a conversion rate of one share of Series E Preferred Stock for approximately 353.571 shares of common stock (following an adjustment in the conversion ratio effective December 19, 2017), (ii) 2,230,453 shares of our common stock that are issuable upon exercise of options to purchase our common stock, (iii) 4,434,267 shares of our common stock that are issuable upon exercise of warrants to purchase our common stock, and (iv) 1,076,471 shares of our common stock that are issuable pursuant to restricted stock units upon vesting and/or upon termination of service or in connection with a change of control. In the event that we sell or otherwise dispose of our common stock at an effective price less than $2.80, the conversion rate will be adjusted and the number of shares of common stock issuable upon conversion of outstanding Series E Preferred Stock will increase. Further, any additional financing that we secure is likely to require the sale of additional common stock and the granting of rights, preferences or privileges senior to those of our common stock and will result in additional dilution of the existing ownership interests of our common stockholders.

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

Non-U.S. holders of our common stock, in certain situations, could be subject to U.S. federal income tax upon sale, exchange or disposition of our common stock.

 It is likely that we are, and will remain for the foreseeable future, a U.S. real property holding corporation for U.S. federal income tax purposes because our assets consist primarily of “United States real property interests” as defined in the Internal Revenue Code of 1986, as amended, or the Code, and applicable Treasury regulations.  As a result, under the Foreign Investment in Real Property Tax Act, or FIRPTA, certain non-U.S. investors may or may in the future be subject to U.S. federal income tax on any gain from the disposition of shares of our common stock, in which case they would also be required to file U.S. tax returns with respect to such gain.  In general, whether these FIRPTA provisions apply depends on the amount of our common stock that such non-U.S. investors hold.  In addition, such non-U.S. investors may or may in the future be subject to withholding if, at the time they dispose of their shares, our common stock is not regularly traded on an established securities market within the meaning of the applicable Treasury regulations.  So long as our common stock continues to be regularly traded on an established securities market, only a non-U.S. investor who has owned, actually or constructively, more than 5% of our common stock at any time during the shorter of (i) the five-year period ending on the date of disposition and (ii) the non-U.S. investor’s holding period for its shares may or may in the future be subject to U.S. federal income tax on the disposition of our common stock under FIRPTA.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 3:	LEGAL PROCEEDINGS

We are not currently a party to any material pending legal proceedings, although may from time to time be subject to ordinary routine litigation.

ITEM 4:	MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95.1 to this annual report on Form 10-K.

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

The following table sets forth the intraday high and low sales prices in U.S. dollars for each of the quarterly periods indicated as reported on Nasdaq (as reported by Bloomberg).

	Nasdaq
	High	Low
Year Ended December 31, 2016
First Quarter	4.99	3.12
Second Quarter	4.65	3.62
Third Quarter	5.02	3.77
Fourth Quarter	4.58	3.10
Year Ended December 31, 2017
First Quarter	3.49	2.67
Second Quarter	3.10	2.60
Third Quarter	3.23	2.70
Fourth Quarter	3.23	2.26

The last reported sales price of our common stock on Nasdaq on March 27, 2018 was $1.98 per share. As of March 27, 2018, there were 481 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Recent Sales of Unregistered Securities

         On December 29, 2017, we granted 5,626 restricted stock units to two of our directors for payment in lieu of cash for retainer and meeting fees earned.

The issuances above were deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering. All other Company sales of unregistered securities in 2017 have been previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Overview

During the year ended December 31, 2017, we focused primarily on continuing permitting and bonding; engineering and other work related to the potential commencement of mining at the Relief Canyon Mine; completing our PFS, a drill program at our Blackjack Project Area, and financing efforts. An overview of certain significant events follows:

•	In December 2017, we completed an underwritten public offering of 2,794,500 shares of our common stock and associated warrants to purchase up to 1,117,800 shares of our common stock under our shelf registration statement at a price to the public of $2.80 per share and associated warrant for gross proceeds of approximately $7.8 million. Concurrently, we completed a private placement for gross proceeds of approximately $6.8 million. We intend to use the net proceeds from the offerings for advancing the Relief Canyon project, including pre-construction and development and exploration drilling to expand the mineralization at Relief Canyon, and/or for general corporate purposes.

•	For the year ended December 31, 2017, we drilled 15 holes, totaling approximately 5,800 feet, at our Blackjack Project Area, located approximately nine miles south of our Relief Canyon Mine.

•	In May 2017, we completed the PFS of the Relief Canyon Mine. The PFS indicated the possibility of a viable mine and recommended that work should continue on advancing the Relief Canyon Mine to a production decision.

•	During the quarter ended March 31, 2017, we successfully completed the environmental permitting process and have secured all necessary permits to restart and expand the Relief Canyon Mine. As part of the permitting process we increased our statewide surface management surety bonds with the BLM as required by the State of Nevada from approximately $5.6 million to approximately $12.3 million as of December 31, 2017 and $12.5 million currently.

•	On March 29, 2017, we entered into a Mining Sublease with Newmont granting us the exclusive right to prospect, explore for, develop, and mine minerals on certain lands within the Pershing Pass area south of the Relief Canyon Mine. In December 2017, we entered into mining leases at Coal Canyon, which added 800 acres and 1,899 acres respectively to our property holdings.

Results of Operations

Years Ended December 31, 2017 and December 31, 2016

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the years ended December 31, 2017 and 2016.

Operating Expenses

Total operating expenses for the year ended December 31, 2017 as compared to the year ended December 31, 2016, were $12.7 million and $15.6 million, respectively. The $2.9 million decrease in operating expenses for the year ended December 31, 2017 is comprised largely of (i) a $2.7 million decrease in exploration expenses on our Relief Canyon properties to approximately $1.2 million from $3.9 million in the prior period due to less direct drilling activities during 2017, (ii) a decrease of $0.5 million in compensation and related taxes to approximately $4.8 million from $5.3 million primarily due to a decrease in stock based compensation in connection with restricted stock grants to employees, (iii) a $0.1 million increase in consulting fees to approximately $2.4 million from $2.3 million in the prior period primarily due to an increase in consulting services for our PFS, and (iv) an increase of $0.2 million in general and administrative expenses to approximately $4.3 million from $4.1 million in the prior period, primarily due to an increase in travel, insurance and marketing expenses.

Loss from Operations

We reported loss from operations of $12.7 million and $15.6 million for the year ended December 31, 2017 and 2016, respectively. The decreases in operating loss were due primarily to the decreases in operating expenses described above.

Other Income (Expenses), net

Total other income (expenses), net was approximately ($370,000) and ($2,600) for the year ended December 31, 2017 and 2016, respectively. The increase in other income (expenses), net primarily relates to the expensing of costs related to the Sprott credit facility as it was determined the financing would not be completed.

Net Loss

As a result of the operating expense and other income (expenses), net discussed above, we reported a net loss of ($13.1) million for the year ended December 31, 2017 as compared to a net loss of ($15.6) million for the year ended December 31, 2016.

Liquidity and Capital Resources

We reported a net loss of approximately $(13.1) million for the year ended December 31, 2017.  We expect to incur significant losses into the foreseeable future and our monthly “burn rate” for 2018 is expected to be approximately $0.9 million (including approximately $0.4 million for general and administrative costs and $0.5 million for exploration, permitting and additional work at the Relief Canyon Mine). We have primarily relied on public and private offerings of our equity for our liquidity.   We will require additional external financing to fund exploration, operations and the advancement of the Relief Canyon Mine into production. If we are unable to raise external funding, and eventually generate significant revenues from our claims and properties, we will not be able to earn profits or continue operations. We have no production history upon which to base any assumption as to the likelihood that we will prove successful, and it is uncertain that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

On December 19, 2017, we completed an underwritten public offering and concurrent private placement that resulted in gross proceeds of approximately $14.6 million and net proceeds of approximately $13.2 million.

At December 31, 2017, our cash, cash equivalents and restricted cash totaled approximately $16.6 million. Our cash, cash equivalents and restricted cash increased during the year ended December 31, 2017 by $2.6 million from our cash, cash equivalents and restricted cash balance at December 31, 2016 of $14.0 million. The increase in cash, cash equivalents and restricted cash was primarily the result of cash provided from financing activities of $13.2 million reduced by cash used in operations of $10.6 million that was comprised of costs to complete the PFS, continued permitting and additional work on the Relief Canyon Project, exploration expenditures on our Relief Canyon properties, and general and administrative expenses, including consultant fees, compensation costs, legal fees and public company expenses.

At the end of our year ended 2017, we had approximately $12.9 million in cash and cash equivalents and $3.7 million in restricted cash. We expect to require additional financing to fund our current operations no later than the first fiscal quarter of 2019. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

We plan the following expenditures for fiscal year 2018:

•	$5.2 million on general and administrative expenses (including employee salaries, public company expenses, consultants, land holding costs and annual insurance premium renewals);

•	$5.2 million on additional work at the Relief Canyon properties including our 2018 drilling program, further metallurgy tests, geographic surveys and completion of the feasibility level study; and

•	$0.6 million for the continuation of studies for expansion below the water table and submitting the amended plan of operations modification.

The actual amount we spend for our year ending 2018 may vary significantly from the amounts specified above if we decide to advance the Relief Canyon Mine toward production in 2018. Based on the estimates contained in the PFS, we currently expect to incur capital expenditures and working capital expenses of approximately $35 million. We are evaluating various sources of additional financing. No development decision with respect to the Relief Canyon Mine is expected to be made unless and until we are able to solidify our financing plans.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance is effective for us beginning with its fiscal year beginning after December 15, 2017, and the interim periods within the fiscal year. We adopted the guidance on January 1, 2018. We do not believe the guidance will have a material impact on our consolidated financial statements for fiscal years beginning after December 15, 2017 and the interim periods within those fiscal years.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Early adoption is permitted, including adoption in an interim period. We early adopted ASU 2016-18 for the three-month period-ended December 31, 2017 and our adoption did not have a material impact on our consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation”. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. An entity shall account for the effects of a modification described in ASC paragraphs 718-20-35-3 through 35-9, unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We adopted the guidance on January 1, 2018 and we do not believe it will have a material impact on our consolidated financial statements for fiscal years beginning after December 15, 2017 and the interim periods within those fiscal years.

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

Asset Retirement Obligations

Asset retirement obligations, consisting primarily of estimated mine reclamation and closure costs at our Relief Canyon properties, are recognized in the period incurred and when a reasonable estimate can be made, and recorded as liabilities at fair value. Such obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to accretion expense. Corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. Asset retirement obligations are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimated timing or amount of reclamation and closure costs. We review and evaluate the asset retirement obligations annually or more frequently at interim periods if deemed necessary.

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

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Vice President Finance and Controller, the effectiveness of our disclosure controls and procedures as of December 31, 2017.

Based on that evaluation, the Chief Executive Officer and Vice President Finance and Controller have concluded that, as of December 31, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Vice President Finance and Controller, as appropriate to allow timely decisions regarding required disclosures.

Our management, including the Chief Executive Officer and Vice President Finance and Controller, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Vice President Finance and Controller, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective based upon these criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 11:	EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this annual report on Form 10-K or incorporated by reference:

(1)	Our consolidated financial statements are listed on the “Index to Consolidated Financial Statements” on Page F-1 to this report.

(2)	Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)	The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit No.	Description
1.1	Underwriting Agreement, by and among Pershing Gold Corporation and the underwrites named therein, for whom Canaccord Genuity Corp., BMO Nesbitt Burns Inc. and Cantor Fitzgerald Canada Corporation are acting as representatives, dated as of December 11, 2017 (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017)
2.1	Share Exchange Agreement dated as of September 29, 2010, by and among The Empire Sports & Entertainment Holdings Co., The Empire Sports & Entertainment, Co. and the shareholders of The Empire Sports & Entertainment Co. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010)
3.1	Amended and Restated Articles of Incorporation, as amended by certificates of amendment dated May 16, 2011, February 27, 2012, December 11, 2014 and June 17, 2015 (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2016)
3.2	Certificate of Designation for Series E (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2013)
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Pershing Gold Corporation, as filed with the Nevada Secretary of State on June 17, 2015 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2015)
3.4	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2017)
4.1	Form of Investor Warrant (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2015)
4.2	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2015)
4.3	Form of Investor Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)
4.4	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)
4.5	Warrant, dated March 28, 2016 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2016)
4.6	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017)
4.7	Form of Private Placement Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017)
10.1	The Empire Sports & Entertainment Holdings Co. 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010) +
10.2	Form of 2010 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010) +
10.3	Form of 2010 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010) +
10.4	Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012)
10.5	2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012) +
10.6	Consulting Agreement with Barry Honig (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2012) +
10.7	Revised Offer Letter, dated November 21, 2012, between the Company and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012) +
10.8	Severance Compensation Agreement, dated November 21, 2012, between the Company and Eric Alexander (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012) +
10.9	Form of the 2012 Equity Incentive Plan Restricted Stock Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2013) +
10.10	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2013) +

10.11	Pershing Gold Corporation 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2013) +
10.12	Form of 2012 Equity Incentive Plan Amended and Restated Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013) +
10.13	Form of 2012 Equity Incentive Plan Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013) +
10.14	Form of 2012 Equity Incentive Plan Amended and Restated Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013) +
10.15	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013) +
10.16	Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2013)
10.17	Registration Rights Agreement, dated July 2, 2014 and July 18, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2014)
10.18	Registration Rights Agreement, dated July 30, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2014)
10.19	Registration Rights Agreement, dated October 15, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2014)
10.20	Asset Purchase Agreement dated effective January 13, 2015 among Newmont USA Limited, Pershing Gold Corporation and Gold Acquisition Corporation (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2015)
10.21	Mining Lease dated January 15, 2015, between New Nevada Resources, LLC and New Nevada Lands, LLC, as lessor, and Gold Acquisition Corp., as lessee (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2015)
10.22	Third Amendment to Restricted Stock Agreement, dated February 5, 2015, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015) +
10.23	Third Amendment to Amended and Restated Restricted Stock Agreement, dated February 5, 2015, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015) +
10.24	Form of Subscription Agreement among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2015)
10.25	Form of Registration Rights Agreement among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2015)
10.26	Amended and Restated Executive Employment Agreement, dated June 28, 2015, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 2015) +
10.27	Restricted Stock Unit Grant Agreement, dated June 28, 2015, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 2015) +
10.28	Form of the 2013 Equity Incentive Plan Restricted Stock Grant Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2015) +
10.29	Form of 2013 Equity Incentive Plan Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2015) +

10.30	Severance Compensation Agreement, dated September 19, 2013, between the Company and Debra Struhsacker (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2015) +
10.31	Amended Severance Compensation Agreement, dated November 19, 2015, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2015) +
10.32	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.33	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.34	Second Amendment to Restricted Stock Grant Agreement, as amended, dated December 10, 2015, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.35	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Timothy Janke (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.36	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Timothy Janke (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.37	Second Amendment to Restricted Stock Grant Agreement, as amended, dated December 10, 2015, between Pershing Gold Corporation and Timothy Janke (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.38	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Debra Struhsacker (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.39	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Debra Struhsacker (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.40	Second Amendment to Restricted Stock Grant Agreement, as amended, dated December 10, 2015, between Pershing Gold Corporation and Debra Struhsacker (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.41	Form of Registration Rights Agreement, dated February 4, 2016, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2016)
10.42	Form of Subscription Agreement, dated February 4, 2016, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2016)
10.43	Form of Subscription Agreement, dated February 25, 2016, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)
10.44	Form of Unit Purchase Agreement, dated February 25, 2016, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)
10.45	Form of Registration Rights Agreement, dated February 25, 2016, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)
10.46	Form of Subscription Agreement, dated March 24, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2016)
10.47	Registration Rights Agreement, dated March 28, 2016 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2016)

10.48	Extension Severance Compensation Agreement, dated August 15, 2016, between Pershing Gold Corporation and Debra Struhsacker (“Amended Severance Agreement”) (Incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2017) +
10.49	Second Amended Severance Compensation Agreement, dated September 15, 2016, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2016) +
10.50	Amendment No. 1 to the Pershing Gold Corporation 2013 Equity Incentive Plan, dated October 7, 2016 (Incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2017) +
10.51	Third Amended Severance Compensation Agreement, dated January 11, 2017, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2017) +
10.52	Amendment to Offer of Employment, dated January 11, 2017, between Pershing Gold Corporation and Timothy Janke (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2017) +
10.53	Second Extension Severance Compensation Agreement, dated January 11, 2017, between Pershing Gold Corporation and Debra Struhsacker (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2017) +
10.54	Restricted Stock Unit Grant Agreement, dated March 21, 2017, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2017) +
10.55	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017)
10.56	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017)
10.57	Fourth Amended Severance Compensation Agreement, dated December 21, 2017, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2017) +
10.58	Form of Indemnification Agreement * +
10.59	Offer Letter, dated January 10, 2018, between Pershing Gold Corporation and Tim Janke (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2018) +
10.60	Consulting Agreement, dated as of January 29, 2018, between the Pershing Gold Corporation and Debra Struhsacker (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2018) +
21.1	List of Subsidiaries*
23.1	Consent of KBL, LLP *
23.2	Consent of Mine Development Associates Inc. *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)*
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)**
95.1	Mine Safety Disclosure *
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Schema Document*
101.CAL	XBRL Taxonomy Calculation Document*
101.DEF	XBRL Taxonomy Definition Document*
101.LAB	XBRL Taxonomy Label Document*
101.PRE	XBRL Taxonomy Presentation Document*

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2018	PERSHING GOLD CORPORATION Registrant

	By:	/s/ Stephen Alfers
Stephen Alfers Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Alfers	Chief Executive Officer and President	March 27, 2018
Stephen Alfers	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Eric Alexander	Vice President Finance and Controller	March 27, 2018
Eric Alexander	(Principal Financial and Accounting Officer)

/s/ Barry Honig	Director	March 27, 2018
Barry Honig

/s/ Edward Karr	Director	March 27, 2018
Edward Karr

/s/ Pamela Saxton	Director	March 27, 2018
Pamela Saxton

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

PERSHING GOLD CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Pershing Gold Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pershing Gold Corporation and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KBL, LLP

We have served as the Company’s auditor since 2011.

KBL, LLP

New York, NY

March 28, 2018

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in United States dollars)

	December 31,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,858,873	11,722,102
Prepaid expenses and other current assets	1,006,779	1,139,760
Deposit	27,884	-

Total Current Assets	13,893,536	12,861,862

NON - CURRENT ASSETS:
Property and equipment, net	3,303,366	4,310,980
Mineral rights	22,803,912	22,786,912
Restricted cash	3,690,000	2,250,000
Reclamation bond deposit	50,000	25,000
Other non-current assets	9,689	3,884

Total Non - Current Assets	29,856,967	29,376,776

Total Assets	$43,750,503	42,238,638

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,651,461	2,150,195
Deferred rent - current portion	4,513	6,738
Deposit	1,750	-

Total Current Liabilities	1,657,724	2,156,933

LONG-TERM LIABILITIES:
Deposit	-	1,750
Deferred rent - long term portion	-	4,512
Asset retirement obligation	963,303	895,085

Total Liabilities	2,621,027	3,058,280

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($0.0001 Par Value; 2,250,000 Shares Authorized;
none issued and outstanding as of December 31, 2017 and 2016)	-	-
Convertible Series B Preferred stock ($0.0001 Par Value; 8,000,000 Shares Authorized;
none issued and outstanding as of December 31, 2017 and 2016)	-	-
Convertible Series C Preferred stock ($0.0001 Par Value; 3,284,396 Shares Authorized;
none issued and outstanding as of December 31, 2017 and 2016)	-	-
Convertible Series D Preferred stock ($0.0001 Par Value; 7,500,000 Shares Authorized;
none issued and outstanding as of December 31, 2017 and 2016)	-	-
Convertible Series E Preferred stock ($0.0001 Par Value; 15,151 Shares Authorized;
8,946 shares issued and outstanding; liquidation preference of $9,742,194
as of December 31, 2017 and 2016)	1	1
Common stock ($0.0001 Par Value; 200,000,000 Shares Authorized;
33,544,125 and 28,389,378 shares issued and outstanding as of December 31, 2017 and 2016)	3,354	2,839
Additional paid-in capital	211,817,072	195,705,344
Accumulated deficit	(170,690,951)	(156,527,826)

Total Stockholders' Equity	41,129,476	39,180,358

Total Liabilities and Stockholders' Equity	$43,750,503	42,238,638

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in United States dollars)

	For the Years Ended December 31,
	2017	2016

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes	4,797,984	5,337,910
Exploration cost	1,219,608	3,913,699
Consulting fees	2,418,726	2,289,394
General and administrative expenses	4,287,909	4,091,967

Total operating expenses	12,724,227	15,632,970

Loss from operations	(12,724,227)	(15,632,970)

Other income (expenses):
Other income	9,673	-
Foreign currency gain (loss)	(10,029)	-
Interest expense and other finance costs	(380,987)	(5,406)
Interest income	11,069	2,801

Total other income (expenses) - net	(370,274)	(2,605)

Loss before provision for income taxes	(13,094,501)	(15,635,575)

Provision for income taxes	-	-

Net loss	$(13,094,501)	$(15,635,575)

Preferred deemed dividend	(1,068,624)	(3,599,565)

Net loss available to common stockholders	$(14,163,125)	$(19,235,140)

Net loss per common share, basic and diluted	$(0.50)	$(0.75)

Weighted average common shares outstanding - basic and diluted	28,567,344	25,483,353

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

(in United States dollars)

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock					Total
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		Additional	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Stock	Deficit	Equity

Balance, December 31, 2015	-	$-	-	$-	-	$-	-	$-	9,375	$1	21,723,049	$2,173	$170,529,953	$-	$(137,292,686)	$33,239,441

Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	6,544,412	654	19,794,822	-	-	19,795,476

Issuance of common stock in connection with the conversion of preferred stock	-	-	-	-	-	-	-	-	(429)	-	130,669	13	(13)	-	-	-

Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	15,323	1	55,598	-	-	55,599

Stock-based compensation in connection with restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	-	-	1,725,417	-	-	1,725,417

Cancellation of common stock	-	-	-	-	-	-	-	-	-	-	(24,075)	(2)	2	-	-	-

Preferred stock deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	3,599,565	-	(3,599,565)	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(15,635,575)	(15,635,575)

Balance, December 31, 2016	-	-	-	-	-	-	-	-	8,946	1	28,389,378	2,839	195,705,344	-	(156,527,826)	39,180,358

Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	5,141,736	514	13,193,317	-	-	13,193,831

Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	21,586	2	(2)	-	-	-

Issuance of common stock for payment of accounts payable	-	-	-	-	-	-	-	-	-	-	2,351	-	8,250	-	-	8,250

Issuance of restricted common stock unit for accounts payable	-	-	-	-	-	-	-	-	-	-	-	-	65,000	-	-	65,000

Issuance of restricted common stock unit for services	-	-	-	-	-	-	-	-	-	-	-	-	68,002	-	-	68,002

Stock-based compensation in connection with restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	-	-	1,110,111	-	-	1,110,111

Stock-based compensation in connection with stock warrant grants	-	-	-	-	-	-	-	-	-	-	-	-	86,899	-	-	86,899

Cancellation of common stock	-	-	-	-	-	-	-	-	-	-	(10,926)	(1)	1	-	-	-

Vested accrued RSU bonuses	-	-	-	-	-	-	-	-	-	-	-	-	511,526	-	-	511,526

Preferred stock deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	1,068,624	-	(1,068,624)	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(13,094,501)	(13,094,501)

Balance, December 31, 2017	-	$-	-	$-	-	$-	-	$-	8,946	$1	33,544,125	$3,354	$211,817,072	$-	$(170,690,951)	$41,129,476

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in United States dollars)

	For the Years Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(13,094,501)	$(15,635,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,071,942	1,097,066
Accretion	38,529	38,923
Stock-based compensation	1,260,179	2,311,410

Changes in operating assets and liabilities:
Other receivables	(9,689)	70,145
Prepaid expenses and other current assets	132,981	(240,532)
Accounts payable and accrued expenses	90,875	1,081,640
Deferred rent	(6,737)	(4,738)
Deposits	(24,000)	1,750

NET CASH USED IN OPERATING ACTIVITIES	(10,540,421)	(11,279,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in reclamation bond deposits	(25,000)	-
Purchase of mineral rights	(17,000)	-
Purchase of property and equipment	(34,639)	(13,528)

NET CASH USED IN INVESTING ACTIVITIES	(76,639)	(13,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	13,193,831	19,795,476
Payments on notes payable	-	(17,319)

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,193,831	19,778,157

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,576,771	8,484,718

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of year	13,972,102	5,487,384

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - end of year	$16,548,873	$13,972,102

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$6,747	$5,406
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Reduction of accrued bonuses in connection with vested restricted common stock unit grants	$511,526	$-
Reduction of accounts payable in connection with issuance of common stock	$8,250	$-
Reduction of accounts payable in connection with issuance of restricted stock unit grants	$65,000	$-
Preferred stock deemed dividend	$1,068,624	$3,599,565
Increase in asset retirement obligations	$29,689	$72,623

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its majority-owned subsidiaries as of December 31, 2017. In the preparation of the consolidated financial statements of the Company, intercompany transactions and balances have been eliminated.

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

At December 31, 2017, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(in United States dollars)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted cash – non current

Restricted cash consists of cash which is held as collateral under surface management surety bonds issued on the Company’s behalf to cover its reclamation obligations. Once the reclamation is completed the surface management surety bonds will be released and the collateral will no longer be required. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2017	December 31, 2016

Cash and cash equivalents	$12,858,873	$11,722,102
Restricted cash - non current	3,690,000	2,250,000
Total cash, cash equivalents and restricted cash	$16,548,873	$13,972,102

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their estimated fair market values based on the short-term maturity of these instruments.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $1,006,779 and $1,139,760 at December 31, 2017 and 2016, respectively, consist primarily of costs paid for future services, which will occur within a year. Prepaid expenses principally include prepayments for consulting, public relations, and business advisory services, insurance premiums, drilling services, mining claim fees and mineral lease fees which are being amortized over the terms of their respective agreements. Included in other current assets are deferred financing costs of $0 and $312,415 at December 31, 2017 and 2016, respectively. The Company deferred these costs until such time that the associated financing was completed. Upon completion and recognition of the proceeds, any deferred financing costs will be reported as a direct deduction from the amount of the proceeds received. As of December31, 2017, the Company determined that the contemplated financing will not be completed therefore the Company expensed such payments of $374,240 during the year ended December 31, 2017.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(in United States dollars)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral property acquisition and exploration costs

Costs of leasing, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. Upon the completion of a final feasibility study indicating a mine is economically viable and a final decision to commence operating mine development activities to bring a mine into production, it would enter into the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method over the estimated life of the proven and probable reserves. If in the future the Company has capitalized mineral properties, these properties will be periodically assessed for impairment. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed.

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment of its long-lived assets at December 31, 2017 and 2016, respectively.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

Effective for the fiscal year-ended December 31, 2017, the Company early adopted ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”), which makes several modifications to Topic 718. Upon adoption of ASU 2016-09, the Company recognizes the effect of forfeitures in compensation cost as they occur, rather than estimating forfeitures as of the award date. Any previously recognized compensation cost will be reversed in the period of forfeiture.

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
DECEMBER 31, 2017

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance is effective for the Company beginning with its fiscal year beginning after December 15, 2017, and the interim periods within the fiscal year. The Company adopted the guidance on January 1, 2018 and does not believe it will have a material impact on its consolidated financial statements for fiscal years beginning after December 15, 2017 and the interim periods within those fiscal years.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(in United States dollars)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company early adopted ASU 2016-18 for the three-month period-ended December 31, 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation”. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. An entity shall account for the effects of a modification described in ASC paragraphs 718-20-35-3 through 35-9, unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company adopted the guidance on January 1, 2018 and does not believe it will have a material impact on its consolidated financial statements for fiscal years beginning after December 15, 2017 and the interim periods within those fiscal years.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(in United States dollars)

NOTE 3 — MINERAL PROPERTIES

The Company’s Relief Canyon property rights currently total approximately 29,000 acres and are comprised of approximately 1,056 owned unpatented mining claims, 120 owned millsite claims, 143 leased unpatented mining claims, and 4,127 acres of leased and 3,739 acres of subleased private lands. Most of the property on which the Relief Canyon deposit is located is subject to a 2% net smelter return production royalty, with a portion of that property subject to net smelter return production royalties totaling 4.5%. The rest of the property is subject, under varying circumstances, to net smelter return production royalties ranging from 2% to 5%.

Pershing Pass Property

The Pershing Pass property consists of over 765 unpatented mining claims (746 owned and 19 leased) covering approximately 12,900 acres and a mining lease of private lands covering approximately 635 acres.  Out of the total unpatented mining claims, 17 unpatented mining claims are subject to a 2% net smelter return royalty and 19 unpatented mining claims are leased with a purchase option.

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

Coal Canyon Property

In December 2017, the Company entered into two mining leases at Coal Canyon, which is west of the Relief Canyon Mine. One such mining lease with Good Springs Exploration, LLC and Clancy Wendt (collectively “Lessor”) covers 43 unpatented mining claims adding 800 acres to the Company’s property holdings. The lease contains customary terms and conditions, with a primary term of ten years, which may be extended, annual advance royalty payments to Lessor starting at $20,000 per year, capping at $50,000, which payments are recoupable against a 3% net smelter return production royalty, which royalty can be bought down by one percent point of net smelter return for a payment of one million dollars, and also includes a conditional purchase option for $350,000.

A second mining lease with New Nevada Resources, LLC and New Nevada Lands, LLC (collectively “Owner”) covers 1,899 acres of fee land. The lease contains customary terms and conditions, with a primary term of twenty years, which may be extended, with annual advance royalty payments to Owner starting at $10 per acre capping at $25 per acre, which payments are recoupable against a 3% net smelter return production royalty. This royalty can be reduced by one percent of net smelter return in exchange for a payment of $1 million, and also includes a conditional purchase option at a price of $500 per acre.

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
DECEMBER 31, 2017

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

Newmont Leased Property

As part of the Asset Purchase Agreement transactions, Newmont and the Company entered into an amendment of the 2006 Minerals Lease and Sublease (the “Third Amendment”), pursuant to which the Company agreed to a $2.6 million work commitment on the properties remaining subject to the 2006 Minerals Lease and Sublease to be expended by the seventh anniversary of the effective date of the Third Amendment. Upon the eighth anniversary of the effective date of the Third Amendment, the Company shall pay an annual rental payment of $10.00 per acre if the Company does not incur $500,000 in qualified expenditures during the preceding year. Expenditures incurred in excess of the annual work commitment or rental payment obligation may be carried forward as credits against future annual work commitment obligations or rental payment obligations. As of December 15, 2017, the most recent cost reporting date, the Company can credit approximately $2.9 million in exploration expenditures already incurred against the remaining $2.3 million work commitment and future rental payment obligations.

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

On March 29, 2017, the Company entered into a Mining Sublease with Newmont granting the Company the exclusive right to prospect, explore for, develop, and mine minerals on certain lands within the Pershing Pass area south of the Relief Canyon Mine. The Mining Sublease has an initial term of ten years and may be extended by the Company until December 3, 2034 and so long thereafter as any mining, development, or processing operations are being conducted continuously. The Mining Sublease calls for the Company to make minimum work expenditures for the first four years of the Mining Sublease, followed by annual advanced minimum royalty payments to Newmont to maintain the Mining Sublease in good standing. The Sublease may be terminated any time after providing 90 days written notice of termination. If the required minimum work commitment of $500,000 has not been satisfied prior to termination the Company must pay Newmont the difference between the $500,000 required minimum work commitment and costs already incurred by the Company towards the required minimum work commitment. As of December 31, 2017, the most recent cost reporting date, the Company can credit approximately $260,000 in exploration expenditures already incurred against the $1.5 million work commitment.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(in United States dollars)

NOTE 3 — MINERAL PROPERTIES (continued)

General

As of December 31, 2017, the Company had posted statewide surface management surety bonds with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada in the amount of approximately $12.3 million, which was approximately $76,000 in excess of the coverage requirement as of December 31, 2017, to reclaim land disturbed in its exploration and mining operations. The surface management surety bonds are provided through third-party insurance underwriters. The Company was required to deposit a total of $3,690,000, or 30% of the total surety bonds, in collateral accounts. The funds deposited in the collateral accounts are classified as restricted cash on the Company’s balance sheet. During February 2018, the Company increased its statewide surface management surety bonds by $200,000 for total coverage of $12.5 million. No additional collateral was required.

As of December 31, 2017, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	December 31, 2017	December 31, 2016

Relief Canyon Mine — Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine — Newmont Properties	13,709,441	13,709,441
Pershing Pass Property	593,400	576,400

	$22,803,912	$22,786,912

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	December 31, 2017	December 31, 2016

Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	434,563	416,363
Land	—	358,886	358,886
Building and improvements	5 - 25 years	823,131	820,182
Site costs	10 years	1,417,704	1,412,624
Crushing system	20 years	2,514,021	2,505,012
Process plant and equipment	10 years	3,530,460	3,517,809
Vehicles and mining equipment	5 - 10 years	605,824	699,025
		9,741,584	9,786,896
Less: accumulated depreciation		(6,438,218)	(5,475,916)

		$3,303,366	$4,310,980

For the year ended December 31, 2017 and 2016, depreciation expense amounted to $1,071,942 and $1,097,066, respectively. During the year ended December 31, 2017, the Company wrote off fully depreciated property and equipment for a total of $109,640.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(in United States dollars)

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

In conjunction with the permit approval permitting the Company to resume mining in the existing open pits at the Relief Canyon Mine during the third quarter of 2014, the Company has recorded an asset retirement obligation based upon the reclamation plan submitted in connection with the permit.

The following table summarizes activity in the Company’s ARO:

	December 31, 2017	December 31, 2016

Balance, beginning of period	$895,085	$783,539
Accretion expense	38,529	38,923
Reclamation obligations settled	-	-
Additions and changes in estimates	29,689	72,623
Balance, end of period	$963,303	$895,085

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

Series A Convertible Preferred Stock

As of December 31, 2017 and 2016, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series B Convertible Preferred Stock

As of December 31, 2017 and 2016, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series C Convertible Preferred Stock

As of December 31, 2017 and 2016, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value, were authorized with none outstanding.

9% Series D Cumulative Preferred Stock

As of December 31, 2017 and 2016, 7,500,000 shares of Series D Preferred Stock, $0.0001 par value, were authorized with none outstanding.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(in United States dollars)

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Series E Convertible Preferred Stock

As of December 31, 2017 and 2016, 15,151 shares of Series E Preferred Stock, $0.0001 par value, were authorized with 8,946 Series E Preferred shares outstanding.

During February 2016, a holder of Series E Preferred Stock converted one Series E share into 292 shares of the Company’s Common Stock.

During March 2016, a holder of Series E Preferred Stock converted 100 Series E shares into 30,461 shares of the Company’s Common Stock.

During June 2016, holders of Series E Preferred Stock converted 328 Series E shares into 99,916 shares of the Company’s Common Stock.

Preferred Deemed Dividend

In connection with the February 4, 2016 private placement of shares of the Company’s Common Stock, the conversion price for the Series E Preferred Stock was reduced effective February 4, 2016 from $5.04 to $3.40 per share of Series E Preferred Stock. Following this adjustment, each share of Series E Preferred Stock was convertible into the number of shares of common stock obtained by dividing the Series E Original Issue Price, of $990.00, by the adjusted conversion price, resulting in each share of Series E Preferred Stock being convertible into approximately 291.176 shares of common stock. A total of 9,375 shares of Series E Preferred Stock remained outstanding at the time of adjustment, and as a result of the adjustment, were convertible into approximately 2,729,780 shares of common stock in the aggregate, compared to 1,841,528 shares of Common Stock prior to the adjustment. The adjusted conversion price generated additional value to the convertibility feature of the Series E Preferred Stock. Accordingly, the Company recorded a preferred deemed dividend of approximately $3.02 million for the additional value of the beneficial conversion feature in February 2016, the period of the adjustment.

Additionally, in connection with the February 25, 2016 private placement of shares of the Company’s Common Stock and warrants to purchase shares of the Company’s Common Stock, the conversion price for the Series E Preferred Stock was further reduced effective February 25, 2016 from $3.40 to $3.25 per share of Series E Preferred Stock. Following this adjustment, each share of Series E Preferred Stock is convertible into the number of shares of Common Stock obtained by dividing the Series E Original Issue Price, of $990.00, by the adjusted conversion price, resulting in each share of Series E Preferred Stock being convertible into approximately 304.615 shares of Common Stock. A total of 9,374 shares of Series E Preferred Stock remained outstanding at the time of adjustment, and as a result of the adjustment, are convertible into approximately 2,855,469 shares of Common Stock in the aggregate, compared to 2,729,489 shares of Common Stock prior to the adjustment. The adjusted conversion price generated additional value to the convertibility feature of the Series E Preferred Stock. Accordingly, the Company recorded an additional preferred deemed dividend of approximately $580,000 for the additional value of the beneficial conversion feature in February 2016, the period of the adjustment.

In connection with the December 19, 2017 Public Offering and Private Placement of shares of the Company’s Common Stock, the conversion price for the Series E Preferred Stock was reduced effective December 19, 2017 from $3.25 to $2.80 per share of Series E Preferred Stock. Following this adjustment, each share of Series E Preferred Stock was convertible into the number of shares of common stock obtained by dividing the Series E Original Issue Price, of $990.00, by the adjusted conversion price, resulting in each share of Series E Preferred Stock being convertible into approximately 353.571 shares of common stock. A total of 8,946 shares of Series E Preferred Stock remained outstanding at the time of adjustment, and as a result of the adjustment, were convertible into approximately 3,163,051 shares of common stock in the aggregate, compared to 2,725,089 shares of Common Stock prior to the adjustment. The adjusted conversion price generated additional value to the convertibility feature of the Series E Preferred Stock. Accordingly, the Company recorded a preferred deemed dividend of approximately $1.07 million for the additional value of the beneficial conversion feature in December 2017, the period of the adjustment.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(in United States dollars)

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Common Stock

Sale of Common Stock

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

On December 11, 2017, the Company entered into an Underwriting Agreement by and among the Company and the underwriters named therein (the “Underwriters”), for whom Canaccord Genuity Corp., BMO Nesbitt Burns Inc., and Cantor Fitzgerald Canada Corporation are acting as representatives, relating to the issuance and sale (the “Public Offering”) of 2,430,000 shares of common stock of the Company and associated four-tenth common stock warrants to purchase an aggregate of 972,000 shares of common stock of the Company (each whole common share warrant, a “Warrant”) at a price of $2.80 per Offered Share and associated four-tenth Warrant, before underwriting discounts. Additionally, the Underwriters were granted a 30-day option to purchase up to an additional 364,500 shares of common stock at a purchase price of $2.468 per share and/or Warrants to purchase up to 145,800 shares of common stock at a purchase price of $0.136 per Warrant. The Public Offering closed on December 19, 2017 and included the full additional 364,500 shares of common stock and warrants to purchase 145,800 shares of common stock for a total of 2,794,500 shares of common stock and warrants to purchase 1,117,800 shares of common stock. The Company received gross proceeds of approximately $7.8 million, and net proceeds of approximately $6.5 million after commissions and legal and other fees and expenses.

On December 19, 2017, the Company issued an aggregate of 2,347,236 Units in a Private Placement (“Private Placement”), with each Unit comprised of one share of Common Stock and a 24-month warrant to purchase 0.40 of a share of Common Stock at an exercise price of $3.40, for a total of 2,347,236 shares of Common Stock and warrants to acquire an additional 938,891 shares of Common Stock. The gross proceeds for this issuance totaled approximately $6.8 million. The shares were issued pursuant to subscription agreements entered into between the Company and certain accredited investors, including Barry Honig, one of the Company’s directors.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

Restricted Stock Units

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

As of December 31, 2016, the Company recognized a liability equivalent to the fair value of approximately $530,000 that has been included in accounts payable and accrued expenses. Consequently, the Company recognized stock based compensation of approximately $530,000 during the year ended December 31, 2016 in connection with these transactions.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(in United States dollars)

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

In April 2017, the Company converted 15,995 vested restricted stock units into 15,995 shares of the Company’s Common Stock due to the passing of one of the members of the Company’s Board of Directors.

Between April 2017 and December 2017, the Company issued 2,351 shares of Common Stock and granted a total of 41,201 restricted stock units to two members of the Company’s Board of Directors as payment in lieu of cash for retainer and meeting fees earned totaling $73,250 for fiscal years 2015 and 2016 and $68,000 for the year ended December 31, 2017. For each vested restricted stock unit, the holder will be entitled to receive one restricted share of the Company's Common Stock upon the holder's separation of employment under certain circumstances or upon a change in control.

In October 2017, the Company granted 8,621 restricted stock units to a member of the Company’s Board of Directors. The fair market value on the date of grant was approximately $25,000. The restricted stock units granted to employees vest one-third on October 30, 2018, 2019 and 2020. For each vested restricted stock unit, the holder will be entitled to receive one restricted share of the Company's Common Stock upon the holder's separation of employment under certain circumstances or upon a change in control.

As of December 31, 2017 and 2016, the Company recognized a liability for employee and director bonus compensation related to restricted stock unit grants with a fair value of approximately $59,000 and $530,000, respectively, which was included in accounts payable and accrued expenses. Consequently, the Company recognized stock based compensation of approximately $59,000 and $530,000 during the year ended December 31, 2017 and 2016, respectively, in connection with these transactions. As of December 31, 2017, the Company recorded approximately $511,527 in additional paid in capital and a contemporaneous reduction of accounts payable and accrued expenses in connection with the issuance of vested restricted stock units related to fiscal year 2016 bonus compensations. As of December 31, 2017, the remaining balance of unvested restricted stock units related to fiscal year 2016 and 2017 bonus compensations amounted to approximately $73,000.

During the year ended December 31, 2017 and 2016, the Company recorded total stock-based compensation expense in connection with restricted stock and restricted stock unit awards of $1,110,111 and $2,255,811, respectively.  At December 31, 2017, there was a total of $1,861,521 unrecognized compensation expense in connection with restricted stock and restricted stock unit awards.

A summary of the status of the restricted stock units as of December 31, 2017 and 2016 and of changes in restricted stock units outstanding during the period presented below:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2015	842,770	$5.60
Granted	5,995	4.21
Vested and converted	(1,000)	3.50
Forfeited	(2,000)	3.50
Balance at December 31, 2016	845,765	5.68
Granted	241,051	3.19
Vested and converted	(21,586)	3.55
Forfeited	(3,759)	3.41
Balance at December 31, 2017	1,061,471	$5.17

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(in United States dollars)

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options

A summary of the Company’s stock options as of December 31, 2017 and 2016 and changes during the period presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2015	1,811,121	$7.20	6.15
Granted	—	—	—
Exercised	—	—	—
Forfeited	(16,668)	7.20	—
Cancelled	—	—	—
Balance at December 31, 2016	1,794,453	7.21	5.20
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance outstanding at December 31, 2017	1,794,453	$7.21	4.20
Options exercisable at end of year	1,794,453	$7.21
Options expected to vest	—
Weighted average fair value of options granted during the period		$—

As of December 31, 2017, the Company recognized a liability for employee bonus compensation related to stock options granted in January 2018 with a grant-date fair value of approximately $520,000, which was included in accounts payable and accrued expenses. In January 2018, the Company granted 436,000 10-year option to purchase shares of Common Stock at an exercise price of $2.80. The stock options granted to employees vest one-third on January 29, 2018, 2019 and 2020. The 436,000 options were valued on the grant date at approximately $1.19 per option or a total of approximately $520,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $2.36 per share (based on the sale of its common stock stock in a private placement at $2.80), volatility of 41%, expected term of 10 years, and a risk free interest rate of 2.70%. Consequently, the Company recognized stock based compensation of approximately $520,000 during the year ended December 31, 2017, in connection with these transactions. As of December 31, 2017, the remaining balance of unvested stock options related to fiscal year 2017 bonus compensations amounted to approximately $520,000.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(in United States dollars)

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of December 31, 2017 and 2016 and changes during the period presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2015	2,810,579	7.55	1.07
Granted	2,247,019	7.62	2.50
Cancelled	(746,432)	7.20	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at December 31, 2016	4,311,166	$6.16	0.98
Granted	2,156,691	3.40	2.00
Cancelled	(2,033,590)	7.68	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at December 31, 2017	4,434,267	$4.12	1.29
Warrants exercisable at December 31, 2017	4,434,267	$4.12	1.29
Weighted average fair value of warrants granted during the year ended December 31, 2017		$3.40

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

In February 2017, the Company granted 100,000 24-month warrants to purchase shares of Common Stock at an exercise price of $3.45 per share in connection with a contract for services. The warrants vest ratably over the 6-month term of the services agreement. The 100,000 warrants were valued on the grant date at approximately $0.87 per option or a total of approximately $87,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $3.32 per share (based on the quoted trading price on the dates of grants), volatility of 48%, expected term of 10 years, and a risk free interest rate of 1.17%.During the year ended December 31, 2017, the Company recorded total stock-based compensation expense of $86,899 in connection with this stock warrant grant.

Between January 2017 and October 2017, 2,033,590 warrants to purchase shares of the Company’s Common Stock were forfeited as the warrants were not exercised prior to their expiration date.

On December 19, 2017, the Company granted 2,056,691 24-month warrants to purchase shares of Common Stock at an exercise price of $3.40 per share in connection with December 19, 2017 Public Offering and Private Placement.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

	For the Year ended December 31, 2017	For the Year ended December 31, 2016
Numerator:
Net loss available to common stockholders	$(14,163,125)	$(19,235,140)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	28,567,344	25,483,353

Net loss per common share, basic and diluted	$(0.50)	$(0.75)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. In periods where the Company has a net loss, all dilutive securities are excluded.

	December 31, 2017	December 31, 2016
Common stock equivalents:
Stock options	1,794,453	1,794,453
Stock warrants	4,434,267	4,311,166
Restricted stock units	1,061,471	848,765
Convertible preferred stock	3,163,051	2,725,092
Total	10,453,242	9,679,476

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate facility and certain office equipment under operating leases with expiration dates through 2021. In April 2015, the Company executed a new operating lease agreement for its corporate facility in Lakewood, Colorado. The lease is for a period of 39 months commencing in May 2015 and expiring in July 2018. The Company recognized total deferred rent of $6,447 in connection with this lease agreement as of December 31, 2017. Rent expense was $51,224 and $63,770 for the year ended December 31, 2017 and 2016, respectively.

Future minimum rental payments required under operating leases are as follows:

2018	$52,895
2019	7,440
2020	7,440
2021	620
$68,395

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(in United States dollars)

NOTE 8 — COMMITMENTS AND CONTINGENCIES (continued)

Mining Leases

The Company leases certain mineral properties and water rights included in its Relief Canyon Properties. The future minimum lease payments under these mining leases are as follows:

2018	$78,994
2019	98,491
2020	137,485
2021	137,485
2022	142,485
Thereafter	937,290
$1,532,230

Credit Facility

On November 29, 2016, the Company entered into a non-binding term sheet with Sprott Resource Lending (the “Lender”) pursuant to which the Lender would provide a credit facility with a principal amount of up to $20 million (the “Facility”). The Company’s ability to draw down on the Facility was subject to the negotiation and execution of definitive agreements, completion by the Lender of its due diligence review and the satisfaction of other customary closing conditions. The Facility, when completed, would have been available for up to three draws occurring during a period of five months following the closing date. As a condition to any such draw, the Company would have been required to raise equity financing not less than the amount drawn. Amounts drawn under the Facility would be secured by a lien on the Relief Canyon Mine and processing facilities and would bear interest at 9.0% per annum. Amounts drawn would mature three years following the date drawn, with monthly principal payments commencing on the earlier of June 30, 2018 or upon achievement of commercial production at the Relief Canyon Mine. The proceeds of the Facility would be use to advance the Relief Canyon project towards production. The Company has paid the Lender a structuring fee of $200,000 and $105,000 for costs associated with their legal and operational due diligence efforts. In addition, the Company has incurred related legal fees and expenses of $69,240.

As of December 31, 2017, the Company determined that the financing would not be completed. Accordingly, the Company has reclassified $374,240 from prepaid expenses and other current assets to interest expense and other finance costs for the year-ended December 31, 2017.

NOTE 9 — INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $75.7 million at December 31, 2017, expiring through the year 2037. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Tax benefit computed at “expected” statutory rate	$(4,452,130)	$(5,316,096)
State income taxes, net of benefit	—	—
Permanent differences:
Stock based compensation and consulting	199,654	629,133
Other	7,888	155,300
Change in Tax Rates	14,086,726	—
Increase (decrease) in valuation allowance	(9,842,138)	4,531,663
Net income tax benefit	$—	$—

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(in United States dollars)

NOTE 9 — INCOME TAXES (continued)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Computed “expected” tax expense (benefit)	(34.0)%	(34.0)%
State income taxes	0%	0%
Permanent differences	1.58%	5.02%
Change in Tax Rates	107.58%	—%
Change in valuation allowance	(75.16)%	28.98%
Effective tax rate	0.0%	0.0%

On December 22, 2017 the United States (“U.S.”) Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws effective January 1, 2018 including but not limited to, (1) reduction of U.S. federal corporate tax rate to 21 percent; (2) the elimination of the corporate alternative minimum tax (AMT) and refunding of existing AMT credit carryforwards ; (3) limitations on deductible interest expense; (4) the repeal of the of the domestic production activity deduction (DPAD); and (5) limitations on net operating losses (NOL’s) generated after December 31, 2017 to 80 percent of taxable income. The NOL’s generated in 2018 and beyond are to be carried forward indefinitely with no carryback.

The Company is subject to the provisions of ASC 740-10 which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The carrying value of our U.S. deferred taxes is determined by the enacted U.S. corporate income tax rate. Consequently, the reduction in the U.S. corporate income tax rate impacts the carrying value of our deferred tax assets. Under the new corporate income tax rate of 21%, the net deferred tax asset position will decrease as will the related valuation allowance.

The Company has not completed its assessment for the income tax effects of the Tax Act but has recorded reasonable estimates of the effects. Further analysis could potentially affect the measurement of deferred tax balances or potentially give rise to new deferred tax amounts.

The Company has a deferred tax asset which is summarized as follows at December 31, 2017 and 2016:

Deferred tax assets:

	December 31, 2017	December 31, 2016
Net operating loss carryover	$15,896,934	$21,486,659
Stock based compensation	2,782,257	4,422,167
Depreciable and depletable assets	(16,203)	(212,727)
Mining explorations	3,144,263	5,390,018
Capital loss carryforward	915,886	1,482,865
Other	32,346	28,639
Less: valuation allowance	(22,755,483)	(32,597,621)
Net deferred tax asset	$—	$—

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2017, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was decreased by approximately $9.8 million.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(in United States dollars)

NOTE 10 — SUBSEQUENT EVENTS

During February 2018, the Company accelerated the vesting of 18,518 restricted stock units granted to one of its board members that resigned effective February 23, 2018. After the acceleration, the Company converted 85,135 vested restricted stock units into 85,135 shares of the Company’s Common Stock due to the resignation of one of the members of the board of directors.

During February 2018, the Company increased its statewide surface management surety bonds by $200,000 for total coverage of $12.5 million. No additional collateral was required. See Note 3.

