Form 10-Q
period 2018-03-31
Pershing Gold Corp.
filed 2018-05-14
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2018 there were 33,629,260 shares of common stock, par value $0.0001, outstanding.

PERSHING GOLD CORPORATION

ITEM 1     Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in United States dollars)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,602,191	$12,858,873
Prepaid expenses and other current assets	904,042	1,006,779
Deposit	120,928	27,884

Total Current Assets	10,627,161	13,893,536

NON - CURRENT ASSETS:
Property and equipment, net	3,157,873	3,303,366
Mineral rights	22,873,912	22,803,912
Restricted cash	3,690,000	3,690,000
Reclamation bond deposit	50,000	50,000
Other non-current assets	14,624	9,689

Total Non - Current Assets	29,786,409	29,856,967

Total Assets	$40,413,570	$43,750,503

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,055,742	$1,651,461
Deferred rent - current portion	2,578	4,513
Deposit	1,750	1,750

Total Current Liabilities	2,060,070	1,657,724

LONG-TERM LIABILITIES:
Asset retirement obligation	972,116	963,303

Total Liabilities	3,032,186	2,621,027

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($0.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017)	-	-
Convertible Series B Preferred stock ($0.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017)	-	-
Convertible Series C Preferred stock ($0.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017)	-	-
Convertible Series D Preferred stock ($0.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017)	-	-
Convertible Series E Preferred stock ($0.0001 Par Value; 15,151 Shares Authorized; 8,946 shares issued and outstanding; liquidation preference of $9,742,194 as of March 31, 2018 and December 31, 2017)	1	1
Common stock ($0.0001 Par Value; 200,000,000 Shares Authorized; 33,629,260 and 33,544,125 shares issued and outstanding as of March 31, 2018 and December 31, 2017)	3,363	3,354
Additional paid-in capital	212,097,561	211,817,072
Accumulated deficit	(174,719,541)	(170,690,951)

Total Stockholders' Equity	37,381,384	41,129,476

Total Liabilities and Stockholders' Equity	$40,413,570	$43,750,503

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in United States dollars)

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes	878,412	1,074,892
Exploration cost	1,252,941	597,279
Consulting fees	794,785	522,546
General and administrative expenses	1,103,687	1,125,913

Total operating expenses	4,029,825	3,320,630

Loss from operations	(4,029,825)	(3,320,630)

Other income (expenses):
Foreign currency loss	(1,097)	(11,155)
Interest expense and other finance costs	(3,500)	(2,922)
Interest income	5,832	968

Total other income (expenses) - net	1,235	(13,109)

Loss before provision for income taxes	(4,028,590)	(3,333,739)

Provision for income taxes	-	-

Net loss	$(4,028,590)	$(3,333,739)

Net loss per common share, basic and diluted	$(0.12)	$(0.12)

Weighted average common shares outstanding - basic and diluted	33,578,179	28,388,153

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in United States dollars)

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,028,590)	$(3,333,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	247,528	269,195
Accretion	8,813	9,632
Stock-based compensation	154,452	199,282

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	102,737	59,376
Accounts payable and accrued expenses	530,327	(561,452)
Deferred rent	(1,935)	(1,435)
Deposits	(93,044)	-
Other non-current assets	(4,935)	-

NET CASH USED IN OPERATING ACTIVITIES	(3,084,647)	(3,359,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(70,000)	-
Purchase of property and equipment	(102,035)	(18,709)

NET CASH USED IN INVESTING ACTIVITIES	(172,035)	(18,709)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,256,682)	(3,377,850)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of period	16,548,873	13,972,102

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - end of period	$13,292,191	$10,594,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,500	$2,922
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Reduction of accrued bonuses in connection with vested restricted common stock unit grants	$73,035	$371,508
Reduction of accrued bonuses in connection with vested stock options	$53,011	$-

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of March 31, 2018. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2018, and the results of operations and cash flows for the three months ended March 31, 2018 have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2017, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2018. The consolidated balance sheet as of December 31, 2017, contained herein, was derived from those financial statements.

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

At March 31, 2018, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(in United States Dollars)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted cash – non current

Restricted cash consists of cash which is held as collateral under surface management surety bonds issued on the Company’s behalf. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	March 31, 2018	December 31, 2017
	(Unaudited)

Cash and cash equivalents	$9,602,191	$12,858,873
Restricted cash – non current	3,690,000	3,690,000
Total cash, cash equivalents and restricted cash	$13,292,191	$16,548,873

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $904,042 and $1,006,779 at March 31, 2018 and December 31, 2017, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting, public relations, and business advisory services, insurance premiums, drilling services, mining claim fees and mineral lease fees which are being amortized over the terms of their respective agreements.

Mineral property acquisition and exploration costs

Costs of leasing, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. Upon the completion of a final feasibility study indicating a mine is economically viable and a final decision to commence operating mine development activities to bring a mine into production, the property would enter into the development stage and the Company would capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method over the estimated life of the proven and probable reserves. If in the future the Company has capitalized mineral properties, these properties will be periodically assessed for impairment. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment of its long-lived assets at March 31, 2018 and December 31, 2017, respectively.

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

MARCH 31, 2018

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

The Company adopted ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”), which makes several modifications to Topic 718. Upon adoption of ASU 2016-09, the Company recognizes the effect of forfeitures in compensation cost as they occur, rather than estimating forfeitures as of the award date. Any previously recognized compensation cost will be reversed in the period of forfeiture.

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

MARCH 31, 2018

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

Recent accounting pronouncements

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Early adoption was permitted, including adoption in an interim period. The Company early adopted ASU 2016-18 for the three-month period ended December 31, 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation”. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. An entity shall account for the effects of a modification described in ASC paragraphs 718-20-35-3 through 35-9, unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company’s adoption of this guidance on January 1, 2018 did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

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

MARCH 31, 2018

(in United States Dollars)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities”. ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance is effective for the Company beginning after December 15, 2018, although early adoption is permitted. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

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

A second mining lease with New Nevada Resources, LLC and New Nevada Lands, LLC (collectively “New Nevada”) covers 1,899 acres of fee land. The lease contains customary terms and conditions, with a primary term of twenty years, which may be extended, with annual advance royalty payments to New Nevada starting at $10 per acre capping at $25 per acre, which payments are recoupable against a 3% net smelter return production royalty. This royalty can be reduced by one percent of net smelter return in exchange for a payment of $1 million, and also includes a conditional purchase option at a price of $500 per acre.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Newmont Leased Property

As part of the Asset Purchase Agreement transactions, Newmont and the Company entered into an amendment of the 2006 Minerals Lease and Sublease (the “Third Amendment”), pursuant to which the Company agreed to a $2.6 million work commitment on the properties remaining subject to the 2006 Minerals Lease and Sublease to be expended by the seventh anniversary of the effective date of the Third Amendment. Upon the eighth anniversary of the effective date of the Third Amendment, the Company shall pay an annual rental payment of $10.00 per acre if the Company does not incur $500,000 in qualified expenditures during the preceding year. Expenditures incurred in excess of the annual work commitment or rental payment obligation may be carried forward as credits against future annual work commitment obligations or rental payment obligations. As of December 15, 2017, the most recent cost reporting date under the Third Amendment, the Company can credit approximately $2.9 million in exploration expenditures already incurred against the remaining $2.3 million work commitment and future rental payment obligations.

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

On March 29, 2017, the Company entered into a Mining Sublease with Newmont granting the Company the exclusive right to prospect, explore for, develop, and mine minerals on certain lands within the Pershing Pass area south of the Relief Canyon Mine. The Mining Sublease has an initial term of ten years and may be extended by the Company until December 3, 2034 and so long thereafter as any mining, development, or processing operations are being conducted continuously. The Mining Sublease calls for the Company to make minimum work expenditures for the first four years of the Mining Sublease, followed by annual advanced minimum royalty payments to Newmont to maintain the Mining Sublease in good standing. The Sublease may be terminated any time after providing 90 days written notice of termination. If the required minimum work commitment of $500,000 has not been satisfied prior to termination the Company must pay Newmont the difference between the $500,000 required minimum work commitment and costs already incurred by the Company towards the required minimum work commitment. As of December 31, 2017, the most recent cost reporting date under the Mining Sublease, the Company can credit approximately $260,000 in exploration expenditures already incurred against the $1.5 million work commitment.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(in United States Dollars)

NOTE 3 — MINERAL PROPERTIES (continued)

General

In February 2018, the Company increased its statewide surface management surety bonds by $200,000 with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada. No additional collateral was required. As of March 31, 2018, the Company had posted statewide surface management surety bonds in the total amount of approximately $12.5 million, which was approximately $80,000 in excess of the coverage requirement as of March 31, 2018, to reclaim land disturbed in its exploration and mining operations. The surface management surety bonds are provided through third-party insurance underwriters. The Company was required to deposit a total of $3,690,000, or approximately 30% of the total surety bonds, in collateral accounts. The funds deposited in the collateral accounts are classified as restricted cash – non current on the Company’s balance sheet.

As of March 31, 2018, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	March 31 2018	December 31, 2017
	(Unaudited)
Relief Canyon Mine — Gold Acquisition	$8,501,071	$8,501,071
Relief Canyon Mine — Newmont Properties	13,709,441	13,709,441
Pershing Pass Property	593,400	593,400
Water rights – Gold Acquisition	70,000	-

	$22,873,912	$22,803,912

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	March 31, 2018	December 31, 2017
		(Unaudited)
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	436,173	434,563
Land	—	358,886	358,886
Building and improvements	5 - 25 years	823,131	823,131
Site costs	10 years	1,518,129	1,417,704
Crushing system	20 years	2,514,021	2,514,021
Process plant and equipment	10 years	3,530,460	3,530,460
Vehicles and mining equipment	5 - 10 years	605,824	605,824
		9,843,619	9,741,584
Less: accumulated depreciation		(6,685,746)	(6,438,218)

		$3,157,873	$3,303,366

For the three months ended March 31, 2018 and 2017, depreciation expense amounted to $247,528 and $269,195, respectively.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(in United States Dollars)

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

In conjunction with the permit approval permitting the Company to resume mining in the existing open pits at the Relief Canyon Mine during the third quarter of 2014, the Company has recorded an asset retirement obligation based upon the reclamation plan submitted in connection with the permit.

The following table summarizes activity in the Company’s ARO:

	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Balance, beginning of period	$963,303	$895,085
Accretion expense	8,813	9,632
Reclamation obligations settled	-	-
Additions and changes in estimates	-	-
Balance, end of period	$972,116	$904,717

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

Series A Convertible Preferred Stock

As of March 31, 2018, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series B Convertible Preferred Stock

As of March 31, 2018, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series C Convertible Preferred Stock

As of March 31, 2018, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value, were authorized with none outstanding.

9% Series D Cumulative Preferred Stock

As of March 31, 2018, 7,500,000 shares of Series D Preferred Stock, $0.0001 par value, were authorized with none outstanding.

Series E Convertible Preferred Stock

As of March 31, 2018, 15,151 shares of Series E Preferred Stock, $0.0001 par value, were authorized with 8,946 Series E Preferred shares outstanding.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(in United States Dollars)

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Common Stock

Restricted Stock Units

In February 2018, the Company accelerated the vesting of 18,518 restricted stock units granted to one of its board members who resigned effective February 23, 2018. After the acceleration, the Company converted 85,135 vested restricted stock units into 85,135 shares of the Company’s Common Stock due to the resignation of one of the members of the board of directors.

In January 2018, the Company granted 25,000 restricted stock units to the directors of the Company in connection with bonus compensation for fiscal year 2017. The fair market value on the date of grant was approximately $59,000. The restricted stock units granted to the directors of the Company vested upon grant. For each vested restricted stock unit, the holder will be entitled to receive one restricted share of the Company's Common Stock upon the holder's termination of service on the Company's Board of Directors or upon a change in control.

As of December 31, 2017 and 2016, the Company recognized a liability for employee and director bonus compensation related to restricted stock unit grants with a fair value of approximately $59,000 and $530,000, respectively, which was included in accounts payable and accrued expenses. Consequently, the Company recognized stock based compensation of approximately $59,000 and $530,000 during the year ended December 31, 2017 and 2016, respectively, in connection with these transactions. As of March 31, 2018, the Company recorded approximately $73,035 in additional paid in capital and a contemporaneous reduction of accounts payable and accrued expenses in connection with the issuance of vested restricted stock units related to fiscal year 2016 and 2017 bonus compensations. As of March 31, 2018, the remaining balance of unvested restricted stock units related to fiscal year 2016 and 2017 bonus compensations amounted to approximately $0.

During the three months ended March 31, 2018 and 2017, the Company recorded total stock-based compensation expense in connection with restricted stock and restricted stock unit awards of $154,452 and $186,735, respectively.  At March 31, 2018, there was a total of $1,707,069 unrecognized compensation expense in connection with restricted stock and restricted stock unit awards.

A summary of the status of the restricted stock units as of March 31, 2018, and of changes in restricted stock units outstanding during the three months ended March 31, 2018, is as follows:

	Three months ended March 31, 2018
	(Unaudited)
	Restricted Stock Unit	Weighted Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2017	1,061,471	$5.68
Granted	25,000	2.36
Vested and converted	(85,135)	2.15
Forfeited	-	-
Outstanding at March 31, 2018	1,001,336	$5.35

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(in United States Dollars)

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options

In January 2018, the Company issued 436,000 stock options in bonus compensation for certain employees. The options are exercisable at a price of $2.80 for 10 years.

A summary of the Company’s outstanding stock options as of March 31, 2018 (unaudited) and changes during the three months ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2017	1,794,453	$7.21	4.20
Granted	436,000	2.80	10.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at March 31, 2018	2,230,453	6.35	5.30

Options exercisable at end of period	1,794,453	$7.21
Options expected to vest	436,000	$2.80
Weighted average fair value of options granted during the period		$1.19

As of December 31, 2017, the Company recognized a liability for employee bonus compensation related to stock options granted in January 2018 with a grant-date fair value of approximately $520,000, which was included in accounts payable and accrued expenses. The stock options granted to employees vest one-third on January 29, 2018, 2019 and 2020. The 436,000 options were valued on the grant date at approximately $1.19 per option or a total of approximately $520,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $2.36 per share (based on the sale of its common stock stock in a private placement at $2.80), volatility of 41%, expected term of 10 years, and a risk free interest rate of 2.70%. Consequently, the Company recognized stock based compensation of approximately $520,000 during the year ended December 31, 2017, in connection with these transactions. As of March 31, 2018, the Company recorded approximately $53,011 in additional paid in capital and a contemporaneous reduction of accounts payable and accrued expenses in connection with the issuance of vested restricted stock units related to fiscal year 2017 bonus compensations. As of March 31, 2018, the remaining balance of unvested stock options related to fiscal year 2017 bonus compensations amounted to approximately $467,000.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of March 31, 2018 (unaudited) and changes during the three months ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2017	4,434,267	$4.12	1.29
Granted	—	—	—
Cancelled	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at March 31, 2018	4,434,267	$4.12	1.05

Warrants exercisable at March 31, 2018	4,434,267	$4.12	1.05

Weighted average fair value of warrants granted during the period		$—

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

	For the Three Months ended March 31, 2018	For the Three Months ended March 31, 2017
	(Unaudited)	(Unaudited)
Numerator:
Net loss available to common stockholders	$(4,028,590)	$(3,333,739)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	33,578,179	28,388,153

Net loss per common share, basic and diluted	$(0.12)	$(0.12)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. In periods where the Company has a net loss, all dilutive securities are excluded.

	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Common stock equivalents:
Stock options	2,230,453	1,794,453
Stock warrants	4,434,267	3,282,808
Restricted stock units	1,001,336	1,027,644
Convertible preferred stock	3,163,051	2,725,092
Total	10,829,107	8,829,997

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate facility and certain office equipment under operating leases with expiration dates through 2021. In April 2015, the Company executed a new operating lease agreement for its corporate facility in Lakewood, Colorado. The lease is for a period of 39 months commencing in May 2015 and expiring in July 2018. The Company recognized total deferred rent of $2,578 in connection with this lease agreement as of March 31, 2018. Rent expense was $12,333 and $12,619 for the three months ended March 31, 2018 and 2017, respectively.

Future minimum rental payments required under operating leases are as follows:

2018	$31,554
2019	7,440
2020	7,440
2021	620
$47,054

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(in United States Dollars)

NOTE 8 — COMMITMENTS AND CONTINGENCIES (continued)

Mining Leases

The Company leases certain mineral properties and water rights included in its Relief Canyon Properties. The future minimum lease payments under these mining leases are as follows:

2018	$78,994
2019	98,491
2020	137,485
2021	137,485
2022	142,485
Thereafter	937,290
$1,532,230

NOTE 9 — SUBSEQUENT EVENTS

On April 26, 2018 the Company issued a total of 9,026 restricted stock units to two directors, as payment in lieu of cash for retainer and meeting fees earned totaling $18,500 for the quarter-ended March 31, 2018. The restricted stock units vested upon issuance.

On April 29, 2018 the Company issued 12,377 restricted stock units to a director for initial board retainer fees of $25,000. The restricted stock units vest in substantially equal tranches on April 29, 2019, April 29, 2020, and April 29, 2021.

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

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Forward-Looking Statements

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward-looking statements include, without limitation, statements relating to our planned expenditures and cash position, business goals, planned exploration and metallurgical work, our 2018 drilling program, business strategy, planned permitting and bonding activities, metallurgical and geographic surveys and the Feasibility Study, plans with respect to an environmental studies to expand the Relief Canyon open-pit mines, preliminary construction activities at the Relief Canyon Mine, our liquidity and capital resources outlook and future financing requirements, and estimates and assumptions required under our financial statements.  Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Our actual results may differ materially from those contemplated by the forward-looking statements, which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Important factors that could cause actual results to differ materially from those anticipated in forward-looking statements include, without limitation, results of future exploration and engineering studies on our Relief Canyon properties; increases in estimates or costs of exploration and other activities; our ability to raise necessary capital to conduct our exploration and other activities and do so on acceptable terms or at all; results from exploration and changes in interpretations of geological, metallurgical or other technical information; problems or delays in permitting or other government approvals; and the matters described in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

During the three months ended March 31, 2018, we focused primarily on continuing permitting and bonding; engineering and other work related to the potential commencement of mining at the Relief Canyon Mine; progress on our Feasibility Study, an expansion drill program at the Relief Canyon Mine, and financing efforts. An overview of certain significant events follows:

•	During the first quarter, we continued work towards the completion of a Feasibility Study for the Relief Canyon Mine. We anticipate the completion of this study to be released during the second quarter of 2018.

•	During the first quarter, we drilled 15 holes, totaling approximately 13,225 feet, at the Relief Canyon Mine. The objective of this drill program is to expand the mineralized material at the Relief Canyon Mine.

•	During the first quarter, we commenced preliminary construction activities at the Relief Canyon Mine by hiring a contractor to perform initial ground clearing in preparation for potential construction.

•	On April 23, 2018, we appointed Jeffrey G. Clevenger to our Board of Directors. Mr. Clevenger has over 40 years of experience in the mining industry.

Results of Operations

Three months ended March 31, 2018 and 2017

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the three months ended March 31, 2018 and 2017.

Operating Expenses

Total operating expenses for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 were approximately $4.0 million and $3.3 million, respectively. The $0.7 million increase in operating expenses for the three months ended March 31, 2018 is comprised of (i) a $0.6 million increase in exploration expenses on our Relief Canyon properties to approximately $1.2 million from $0.6 million in the prior period due to increased direct drilling activities during the current period, (ii) an increase in consulting fees of approximately $0.3 million to approximately $0.8 million from $0.5 million in the prior period related to increased consulting costs related to progress of our Feasibility Study, offset by (iii) a decrease of approximately $0.2 million in compensation to approximately $0.9 million from $1.1 million in the prior period as a result of decreased stock-based compensation in connection with restricted stock grants to employees.

Loss from Operations

We reported a loss from operations of $4.0 million and $3.3 million for the three months ended March 31, 2018 and 2017, respectively. The increase in operating loss was due primarily to the increase in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately $1,200 and ($13,000) for the three months ended March 31, 2018 and 2017, respectively. The change in other income (expense) is primarily attributable to a decrease in foreign currency loss offset by an increase in interest income.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($4.0) million for the three months ended March 31, 2018 as compared to a net loss of ($3.3) million for the three months ended March 31, 2017.

Liquidity and Capital Resources

We reported a net loss of approximately $(4.0) million for the three months ended March 31, 2018.  We expect to incur significant losses into the foreseeable future and our monthly “burn rate” for the remainder of fiscal 2018 is expected to be approximately $0.7 million (including approximately $0.4 million for general and administrative costs and $0.3 million for exploration, permitting and additional work at the Relief Canyon Mine). We have primarily relied on public and private offerings of our equity for our liquidity.  We will require additional external financing to fund exploration, operations and the advancement of the Relief Canyon Mine into production. If we are unable to raise external funding, and eventually generate significant revenues from our claims and properties, we will not be able to earn profits or continue operations. We have no production history upon which to base any assumption as to the likelihood that we will prove successful, and it is uncertain that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

At March 31, 2018, our cash, cash equivalents and restricted cash totaled approximately $13.3 million. Our cash, cash equivalents and restricted cash decreased during the three months ended March 31, 2018 by $3.3 million from our cash, cash equivalents and restricted cash balance at December 31, 2017 of $16.5 million. The decrease in cash, cash equivalents and restricted cash was primarily the result of cash used in operations of $3.1 million that was comprised of costs for our Feasibility Study, continued permitting and additional work on the Relief Canyon Project, exploration expenditures on our Relief Canyon properties, and general and administrative expenses, including consultant fees, compensation costs, legal fees and public company expenses.

At March 31, 2018, we had approximately $9.6 million in cash and cash equivalents and $3.7 million in restricted cash – non current. We expect to require additional financing to fund our current operations no later than the second fiscal quarter of 2019. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

We plan the following expenditures for the remainder of fiscal year 2018:

•	$3.4 million on general and administrative expenses (including employee salaries, public company expenses, consultants, land holding costs and annual insurance premium renewals);

•	$2.9 million on additional work at the Relief Canyon properties including our 2018 drilling program, further metallurgy tests, geographic surveys and completion of the feasibility level study; and

•	$0.2 million for the continuation of studies for expansion below the water table and submitting the amended plan of operations modification.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” or “ASU 2016-18”. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Early adoption is permitted, including adoption in an interim period. We early adopted ASU 2016-18 for the three-months period ended December 31, 2017 and our adoption did not have a material impact on our consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation”. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. An entity shall account for the effects of a modification described in ASC paragraphs 718-20-35-3 through 35-9, unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Our adoption of this guidance on January 1, 2018 did not have a material impact on our consolidated results of operations, financial position and related disclosures.

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

In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities”. ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance is effective for us beginning after December 15, 2018, although early adoption is permitted. We do not believe the guidance will have a material impact on its consolidated financial statements.

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

We adopted ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”), which makes several modifications to Topic 718. Upon adoption of ASU 2016-09, we recognize the effect of forfeitures in compensation cost as they occur, rather than estimating forfeitures as of the award date. Any previously recognized compensation cost will be reversed in the period of forfeiture.

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

With respect to the quarterly period ended March 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings

We are not currently a party to any material pending legal proceedings, although may from time to time be subject to ordinary routine litigation.

ITEM 1A	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2018, the Company granted 25,000 restricted stock units to the directors of the Company in connection with bonus compensation for fiscal year 2017. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

In January 2018, the Company issued 436,000 stock options to certain employees. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
95.1	Mine Safety Disclosure
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

*	Furnished herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pershing Gold Corporation

Date: May 14, 2018	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2018	By:	/s/ Eric Alexander
Eric Alexander
Vice President Finance and Controller
(Principal Financial Officer)

