Form 10-Q
period 2018-06-30
Pershing Gold Corp.
filed 2018-08-14
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                              .

Commission file number: 001-37481

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2018 there were 33,629,260 shares of common stock, par value $0.0001, outstanding.

PERSHING GOLD CORPORATION

ITEM 1	Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in United States dollars)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,501,245	$12,858,873
Prepaid expenses and other current assets	708,533	1,006,779
Deposit	62,667	27,884

Total Current Assets	6,272,445	13,893,536

NON - CURRENT ASSETS:
Property and equipment, net	2,837,443	3,303,366
Mineral rights	22,873,912	22,803,912
Restricted cash	3,690,000	3,690,000
Reclamation bond deposit	50,000	50,000
Other non-current assets	20,596	9,689

Total Non - Current Assets	29,471,951	29,856,967

Total Assets	$35,744,396	$43,750,503

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,364,547	$1,651,461
Deferred rent	645	4,513
Deposit	1,750	1,750

Total Current Liabilities	1,366,942	1,657,724

LONG-TERM LIABILITIES:
Asset retirement obligation	980,930	963,303

Total Liabilities	2,347,872	2,621,027

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($0.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of June 30, 2018 and December 31, 2017)	-	-
Convertible Series B Preferred stock ($0.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding as of June 30, 2018 and December 31, 2017)	-	-
Convertible Series C Preferred stock ($0.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding as of June 30, 2018 and December 31, 2017)	-	-
Convertible Series D Preferred stock ($0.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of June 30, 2018 and December 31, 2017)	-	-
Convertible Series E Preferred stock ($0.0001 Par Value; 15,151 Shares Authorized; 8,946 shares issued and outstanding; liquidation preference of $9,742,194 as of June 30, 2018 and December 31, 2017)	1	1
Common stock ($0.0001 Par Value; 200,000,000 Shares Authorized; 33,629,260 and 33,544,125 shares issued and outstanding as of June 30, 2018 and December 31, 2017)	3,363	3,354
Additional paid-in capital	212,349,059	211,817,072
Accumulated deficit	(178,955,899)	(170,690,951)

Total Stockholders' Equity	33,396,524	41,129,476

Total Liabilities and Stockholders' Equity	$35,744,396	$43,750,503

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in United States dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes	769,279	1,237,618	1,647,691	2,312,510
Exploration cost	1,609,982	230,851	2,862,923	828,130
Consulting fees	883,501	699,859	1,678,286	1,222,405
General and administrative expenses	977,310	1,116,564	2,080,997	2,242,477

Total operating expenses	4,240,072	3,284,892	8,269,897	6,605,522

Loss from operations	(4,240,072)	(3,284,892)	(8,269,897)	(6,605,522)

Other income (expenses):
Other income	-	9,673	-	9,673
Foreign currency gain (loss)	(434)	500	(1,531)	(10,655)
Interest expense and other finance costs	(2,660)	(2,056)	(6,160)	(4,978)
Interest income	6,808	3,141	12,640	4,109

Total other income (expenses) - net	3,714	11,258	4,949	(1,851)

Loss before provision for income taxes	(4,236,358)	(3,273,634)	(8,264,948)	(6,607,373)

Provision for income taxes	-	-	-	-

Net loss	$(4,236,358)	$(3,273,634)	$(8,264,948)	$(6,607,373)

Net loss per common share, basic and diluted	$(0.13)	$(0.12)	$(0.25)	$(0.23)

Weighted average common shares outstanding - basic and diluted	33,629,260	28,400,084	33,603,861	28,394,151

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in United States dollars)

	For the Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(8,264,948)	$(6,607,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	492,958	567,883
Accretion	17,627	19,264
Non-cash consulting	75,000	-
Stock-based compensation	326,434	838,378

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	298,246	118,233
Accounts payable and accrued expenses	(81,352)	(1,067,711)
Deferred rent	(3,868)	(2,869)
Deposits	(34,783)	-
Other non-current assets	(10,907)	-

NET CASH USED IN OPERATING ACTIVITIES	(7,185,593)	(6,134,195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in reclamation bond deposits	-	(25,000)
Purchase of mineral rights	(70,000)	(17,000)
Purchase of property and equipment	(102,035)	(25,470)

NET CASH USED IN INVESTING ACTIVITIES	(172,035)	(67,470)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,357,628)	(6,201,665)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of period	16,548,873	13,972,102

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - end of period	$9,191,245	$7,770,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$6,160	$4,978
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Reduction of accrued bonuses in connection with vested restricted common stock unit grants	$73,035	$427,320
Reduction of accrued bonuses in connection with vested stock options	$132,527	$-
Net book value of equipment in exchange for consulting fees	$75,000	$-
Reduction of accounts payable in connection with issuance of common stock	$-	$8,250
Reduction of accounts payable in connection with issuance of restricted stock unit grants	$-	$65,000

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of June 30, 2018. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2018, and the results of operations and cash flows for the six months ended June 30, 2018 have been included. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2017, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2018. The consolidated balance sheet as of December 31, 2017, contained herein, was derived from those financial statements.

Use of estimates

In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, the valuation of deferred tax assets and liabilities, including valuation allowance, amounts and timing of closure obligations, the assumptions used to calculate fair value of restricted stock units, options and warrants granted, stock-based compensation, beneficial conversion on preferred stock, capitalized mineral rights, asset valuations, timing of the performance criteria of restricted stock units and the fair value of common stock issued.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

At June 30, 2018, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Going concern

These unaudited consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss of approximately $8.3 million for the six months ended June 30, 2018, has used approximately $7.2 million of net cash in operations for the six months ended June 30, 2018, has incurred a total cumulative deficit of approximately $179.0 million since its inception and requires capital for its contemplated business and exploration activities to take place. The Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue business. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern as determined by management. The unaudited consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(in United States Dollars)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted cash – non current

Restricted cash consists of cash which is held as collateral under surface management surety bonds issued on the Company’s behalf. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	June 30, 2018	December 31, 2017
	(Unaudited)

Cash and cash equivalents	$5,501,245	$12,858,873
Restricted cash – non current	3,690,000	3,690,000
Total cash, cash equivalents and restricted cash	$9,191,245	$16,548,873

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $708,533 and $1,006,779 at June 30, 2018 and December 31, 2017, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting, public relations, and business advisory services, insurance premiums, drilling services, mining claim fees and mineral lease fees which are being amortized over the terms of their respective agreements.

Mineral property acquisition and exploration costs

Costs of leasing, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. Given the completion on May 24, 2018 of a final feasibility study indicating a mine is economically viable, upon a final decision to commence operating mine development activities to bring a mine into production, the property would enter into the development stage and the Company would capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method over the estimated life of the proven and probable reserves. If in the future the Company has capitalized mineral properties, these properties will be periodically assessed for impairment. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment of its long-lived assets at June 30, 2018 and December 31, 2017, respectively.

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

JUNE 30, 2018

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

JUNE 30, 2018

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

Recent accounting pronouncements

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line-item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Early adoption was permitted, including adoption in an interim period. The Company early adopted ASU 2016-18 for the three-month period ended December 31, 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates Step 2 from the goodwill impairment test. When an indication of impairment was identified after performing the first step of the goodwill impairment test, Step 2 required that an entity determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) using the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU No. 2017-04, an entity would perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. An entity would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. In addition, an entity must consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. A public business entity that is a SEC filer should adopt the amendments in ASU No. 2017-04 for its annual, or any interim, good will impairment tests in fiscal years beginning after December 15, 2019. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

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

JUNE 30, 2018

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

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on its accounting and disclosures.

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

Coal Canyon Property

In December 2017, the Company entered into two mining leases at Coal Canyon, which is west of the Relief Canyon Mine. One such mining lease with Good Springs Exploration, LLC and Clancy Wendt (collectively “Lessor”) covers 43 unpatented mining claims adding 800 acres to the Company’s property holdings. The lease contains customary terms and conditions, with a primary term of ten years, which may be extended, annual advance royalty payments to Lessor starting at $20,000 per year, capping at $50,000, which payments are recoupable against a 3% net smelter return production royalty, which royalty can be bought down by one percent point of net smelter return for a payment of $1,000,000, and also includes a conditional purchase option for $350,000.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(in United States Dollars)

NOTE 3 — MINERAL PROPERTIES (continued)

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(in United States Dollars)

NOTE 3 — MINERAL PROPERTIES (continued)

On March 29, 2017, the Company entered into a Mining Sublease with Newmont granting the Company the exclusive right to prospect, explore for, develop, and mine minerals on certain lands within the Pershing Pass area south of the Relief Canyon Mine. The Mining Sublease has an initial term of ten years and may be extended by the Company until December 3, 2034 and so long thereafter as any mining, development, or processing operations are being conducted continuously. The Mining Sublease calls for the Company to make minimum work expenditures for the first four years of the Mining Sublease, followed by annual advanced minimum royalty payments to Newmont to maintain the Mining Sublease in good standing. The Sublease may be terminated any time after providing 90-days written notice of termination. If the required minimum work commitment of $500,000 has not been satisfied prior to termination the Company must pay Newmont the difference between the $500,000 required minimum work commitment and costs already incurred by the Company towards the required minimum work commitment. As of June 30, 2018, the most recent cost reporting date under the Mining Sublease, the Company can credit approximately $270,000 in exploration expenditures already incurred against the $1.5 million work commitment.

General

In February 2018, the Company increased its statewide surface management surety bonds by $200,000 with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada. No additional collateral was required. As of June 30, 2018, the Company had posted statewide surface management surety bonds in the total amount of approximately $12.5 million, which was approximately $80,000 in excess of the coverage requirement as of June 30, 2018, to reclaim land disturbed in its exploration and mining operations. The surface management surety bonds are provided through third-party insurance underwriters. The Company was required to deposit a total of $3,690,000, or approximately 30% of the total surety bonds, in collateral accounts. The funds deposited in the collateral accounts are classified as restricted cash – noncurrent on the Company’s balance sheet.

As of June 30, 2018, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)
Relief Canyon Mine — Gold Acquisition	$8,571,071	$8,501,071
Relief Canyon Mine — Newmont Properties	13,709,441	13,709,441
Pershing Pass Property	593,400	593,400

	$22,873,912	$22,803,912

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	June 30, 2018	December 31, 2017
		(Unaudited)
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	436,173	434,563
Land	—	358,886	358,886
Building and improvements	5 - 25 years	823,131	823,131
Site costs	10 years	1,518,129	1,417,704
Crushing system	20 years	2,390,995	2,514,021
Process plant and equipment	10 years	3,530,460	3,530,460
Vehicles and mining equipment	5 - 10 years	605,824	605,824
		9,720,593	9,741,584
Less: accumulated depreciation		(6,883,150)	(6,438,218)

		$2,837,443	$3,303,366

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(in United States Dollars)

NOTE 4 — PROPERTY AND EQUIPMENT (continued)

For the six months ended June 30, 2018 and 2017, depreciation expense amounted to $492,958 and $567,883, respectively. During May 2018, the Company exchanged a reclaim tunnel and other equipment with a net book value of $75,000 (cost of $123,026 and associated accumulated depreciation of $48,026) for engineering design services also valued at $75,000. As a result, the assets and related accumulated depreciation were written-off as of June 30, 2018. No gain or loss was recognized on the exchange.

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

In conjunction with the permit approval permitting the Company to resume mining in the existing open pits at the Relief Canyon Mine during the third quarter of 2014, the Company has recorded an asset retirement obligation based upon the reclamation plan submitted in connection with the permit.

The following table summarizes activity in the Company’s ARO:

	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)
Balance, beginning of period	$963,303	$895,085
Accretion expense	17,627	9,632
Reclamation obligations settled	-	-
Additions and changes in estimates	-	-
Balance, end of period	$980,930	$904,717

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

Series A Convertible Preferred Stock

As of June 30, 2018, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series B Convertible Preferred Stock

As of June 30, 2018, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series C Convertible Preferred Stock

As of June 30, 2018, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value, were authorized with none outstanding.

9% Series D Cumulative Preferred Stock

As of June 30, 2018, 7,500,000 shares of Series D Preferred Stock, $0.0001 par value, were authorized with none outstanding.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(in United States Dollars)

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Series E Convertible Preferred Stock

As of June 30, 2018, 15,151 shares of Series E Preferred Stock, $0.0001 par value, were authorized with 8,946 Series E Preferred shares outstanding.

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

In April 2018, the Company granted 12,377 restricted stock units to a director of the Company for initial board retainer fees. The fair market value on the date of grant was approximately $25,000. The restricted stock units granted to the director vest one-third on April 29, 2019, 2020 and 2021. For each vested restricted stock unit, the holder will be entitled to receive one restricted share of the Company's Common Stock upon the holder's separation of employment under certain circumstances or upon a change in control.

Between April 2018 and June 2018, the Company granted a total of 17,497 restricted stock units to two members of the Company’s Board of Directors as payment in lieu of cash for retainer and meeting fees earned totaling $34,000 for the six months ended June 30, 2018. All of these restricted stock units vested on the date of grant. For each vested restricted stock unit, the holder will be entitled to receive one restricted share of the Company's Common Stock upon such director’s termination of service on the Board of Directors, in connection with a change in control, or under certain other circumstances.

As of December 31, 2017 and 2016, the Company recognized a liability for employee and director bonus compensation related to restricted stock unit grants with a fair value of approximately $59,000 and $530,000, respectively, which was included in accounts payable and accrued expenses. Consequently, the Company recognized stock based compensation of approximately $59,000 and $530,000 during the year ended December 31, 2017 and 2016, respectively, in connection with these transactions. As of June 30, 2018, the Company recorded approximately $73,035 in additional paid-in capital and a contemporaneous reduction of accounts payable and accrued expenses in connection with the issuance of vested restricted stock units related to fiscal year 2016 and 2017 bonus compensations. As of June 30, 2018, there is no remaining unvested restricted stock units related to fiscal year 2016 and 2017 bonus compensation.

During the six months ended June 30, 2018 and 2017, the Company recorded total stock-based compensation expense in connection with restricted stock and restricted stock unit awards of $292,433 and $734,692, respectively.  At June 30, 2018, there was a total of $1,594,089 unrecognized compensation expense in connection with restricted stock and restricted stock unit awards.

A summary of the status of the restricted stock units as of June 30, 2018, and of changes in restricted stock units outstanding during the six months ended June 30, 2018, is as follows:

	Six months ended June 30, 2018
	(Unaudited)
	Restricted Stock Unit	Weighted Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2017	1,061,471	$5.68
Granted	54,874	2.16
Vested and converted	(85,135)	2.15
Forfeited	-	-
Outstanding at June 30, 2018	1,031,210	$5.25

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(in United States Dollars)

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options

In January 2018, the Company issued 436,000 stock options in bonus compensation for certain employees. The options are exercisable at a price of $2.80 for 10 years.

A summary of the Company’s outstanding stock options as of June 30, 2018 (unaudited) and changes during the six months ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2017	1,794,453	$7.21	4.20
Granted	436,000	2.80	10.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at June 30, 2018	2,230,453	6.35	5.05

Options exercisable at end of period	1,794,453	$7.21
Options expected to vest	436,000	$2.80
Weighted average fair value of options granted during the period		$1.19

As of December 31, 2017, the Company recognized a liability for employee bonus compensation related to stock options granted in January 2018 with a grant-date fair value of approximately $520,000, which was included in accounts payable and accrued expenses. The stock options granted to employees vest one-third on January 29, 2018, 2019 and 2020. The 436,000 options were valued on the grant date at approximately $1.19 per option or a total of approximately $520,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $2.36 per share (based on the sale of its common stock in a private placement at $2.80), volatility of 41%, expected term of 10 years, and a risk free interest rate of 2.70%. Consequently, the Company recognized stock based compensation of approximately $520,000 during the year ended December 31, 2017, in connection with these transactions. As of June 30, 2018, the Company recorded approximately $132,527 in additional paid in capital and a contemporaneous reduction of accounts payable and accrued expenses in connection with the issuance of vested restricted stock units related to fiscal year 2017 bonus compensations. As of June 30, 2018, the remaining balance of unvested stock options related to fiscal year 2017 bonus compensations amounted to approximately $388,000.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of June 30, 2018 (unaudited) and changes during the six months ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2017	4,434,267	$4.12	1.29
Granted	—	—	—
Cancelled	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at June 30, 2018	4,434,267	$4.12	1.05

Warrants exercisable at June 30, 2018	4,434,267	$4.12	0.80

Weighted average fair value of warrants granted during the period		$—

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

	For the Six Months ended June 30, 2018	For the Six Months ended June 30, 2017
	(Unaudited)	(Unaudited)
Numerator:
Net loss available to common stockholders	$(8,264,948)	$(6,607,373)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	33,603,861	28,394,151

Net loss per common share, basic and diluted	$(0.25)	$(0.23)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. In periods where the Company has a net loss, all dilutive securities are excluded.

	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)
Common stock equivalents:
Stock options	2,230,453	1,794,453
Stock warrants	4,434,267	2,497,763
Restricted stock units	1,031,210	1,041,969
Convertible preferred stock	3,163,051	2,725,092
Total	10,858,981	8,059,277

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate facility and certain office equipment under operating leases with expiration dates through 2021. In April 2015, the Company executed a new operating lease agreement for its corporate facility in Lakewood, Colorado. The lease is for a period of 39 months commencing in May 2015 and expiring in July 2018. During the second quarter of 2018, the Company executed an amendment to the office lease agreement extending the lease period an additional 39 months through October 2021. The Company recognized total deferred rent of $2,578 in connection with this lease agreement as of June 30, 2018. Rent expense was $12,333 and $12,619 for the six months ended June 30, 2018 and 2017, respectively.

Future minimum rental payments required under operating leases are as follows:

2018	$18,247
2019	56,099
2020	57,194
2021	42,888
$174,428

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(in United States Dollars)

NOTE 8 — COMMITMENTS AND CONTINGENCIES (continued)

Mining Leases

The Company leases certain mineral properties and water rights included in its Relief Canyon Properties. The future minimum lease payments under these mining leases are as follows:

2018	$78,994
2019	98,491
2020	137,485
2021	137,485
2022	142,485
Thereafter	937,290
$1,532,230

The Company has given notification of its intention to exercise a right to purchase certain royalty interests currently burdening the Relief Canyon properties and surrounding areas in exchange for a cash payment of $1.1 million.  If consummated, this transaction would reduce the overall royalty burden on the Company’s Relief Canyon properties.  The Company anticipates that the transaction would be consummated, if at all, during the remainder of fiscal year 2018.  There is no assurance that this transaction will be completed.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pershing Gold Corporation and its subsidiaries (“Pershing Gold”, the “Company” or “we”) is a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada.  We are currently focused on exploration at our Relief Canyon properties in Pershing County in northwestern Nevada. We completed a feasibility study of the Relief Canyon Mine in May 2018 and continue to advance the permitting process and evaluate financing alternatives for the Relief Canyon Mine project.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Forward-Looking Statements

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward-looking statements include, without limitation, statements relating to our planned expenditures and cash position, business goals, planned exploration and metallurgical work, our 2018 drilling program, business strategy, planned permitting and bonding activities, metallurgical and geographic surveys and the conclusions of the feasibility study, plans with respect to an environmental studies to expand the Relief Canyon open-pit mines, preliminary construction activities at the Relief Canyon Mine, our liquidity and capital resources outlook and future financing requirements, the consummation of our purchase of certain royalty positions burdening our Relief Canyon properties and estimates and assumptions required under our financial statements.  Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Our actual results may differ materially from those contemplated by the forward-looking statements, which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Important factors that could cause actual results to differ materially from those anticipated in forward-looking statements include, without limitation, results of future exploration and engineering studies on our Relief Canyon properties; increases in estimates or costs of exploration and other activities; our ability to raise necessary capital to conduct our exploration and other activities and do so on acceptable terms or at all; results from exploration and changes in interpretations of geological, metallurgical or other technical information; problems or delays in permitting or other government approvals; and the matters described in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

During the six months ended June 30, 2018, we focused primarily on continuing permitting and bonding; engineering and other work related to the potential commencement of mining at the Relief Canyon Mine; completion of our feasibility study, an expansion drilling program at the Relief Canyon Mine, and financing efforts. An overview of certain significant events follows:

•	During the six-months ended June 30, 2018 we completed a final positive feasibility study for the Relief Canyon Mine.

•	During the six-months ended June 30, 2018 we drilled 39 holes, totaling approximately 33,000 feet, at the Relief Canyon Mine. The objective of this drilling program is to expand the mineralized material at the Relief Canyon Mine.

•	During June 2018, we submitted the 2018 Plan of Operations Modification for the Phase II expansion of the mining and heap leach facilities to the Bureau of Land Management and the Nevada Department of Environmental Protection.

•	During the first quarter, we commenced preliminary construction activities at the Relief Canyon Mine by hiring a contractor to perform initial ground clearing in preparation for potential construction.

•	On April 23, 2018, we appointed Jeffrey G. Clevenger to our Board of Directors. Mr. Clevenger has over 40 years of experience in the mining industry.

Results of Operations

Three and Six months ended June 30, 2018 and 2017

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the three and six months ended June 30, 2018 and 2017.

Operating Expenses

Total operating expenses for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 were approximately $4.2 million and $3.3 million, respectively. The $0.9 million increase in operating expenses for the three months ended June 30, 2018 is comprised of (i) a $1.4 million increase in exploration expenses on our Relief Canyon properties to approximately $1.6 million from $0.2 million in the prior period due to increased direct drilling activities during the current period, (ii) an increase in consulting fees of approximately $0.1 million to approximately $0.8 million from $0.7 million in the prior period related to increased consulting costs related to progress of our feasibility study, offset by (iii) a decrease of approximately $0.5 million in compensation to approximately $0.7 million from $1.2 million in the prior period as a result of decreased stock-based compensation in connection with restricted stock grants to employees and (iv) a decrease of approximately $0.1 million in general and administrative expenses to approximately $1.0 million from $1.1 million in the prior period related to decreased legal fees and travel related expenses.

Total operating expenses for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 were approximately $8.3 million and $6.6 million, respectively. The $1.7 million increase in operating expenses for the six months ended June 30, 2018 is comprised of (i) a $2.1 million increase in exploration expenses on our Relief Canyon properties to approximately $2.9 million from $0.8 million in the prior period due to increased direct drilling activities during the current period, (ii) an increase in consulting fees of approximately $0.5 million to approximately $1.7 million from $1.2 million in the prior period related to increased consulting costs related to progress of our feasibility study, offset by (iii) a decrease of approximately $0.7 million in compensation to approximately $1.6 million from $2.3 million in the prior period as a result of decreased stock-based compensation in connection with restricted stock grants to employees and (iv) a decrease of approximately $0.2 million in general and administrative expenses to approximately $2.0 million from $2.2 million in the prior period related to decreased legal fees and travel related expenses.

Loss from Operations

We reported a loss from operations of $4.2 million and $3.3 million for the three months ended June 30, 2018 and 2017, respectively. We reported a loss from operations of $8.3 million and $6.6 million for the six months ended June 30, 2018 and 2017, respectively. The increase in operating loss was due primarily to the increase in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately $3,700 and $11,300 for the three months ended June 30, 2018 and 2017, respectively. Total other income (expense) was approximately $4,900 and ($1,900) for the six months ended June 30, 2018 and 2017, respectively. The change in other income (expense) is primarily attributable to a decrease in foreign currency loss offset by an increase in interest income.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($4.2) million for the three months ended June 30, 2018 as compared to a net loss of ($3.3) million for the three months ended June 30, 2017. As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($8.3) million for the six months ended June 30, 2018 as compared to a net loss of ($6.6) million for the six months ended June 30, 2017.

Liquidity and Capital Resources

We reported a net loss of approximately $(8.3) million for the six months ended June 30, 2018.  We expect to incur significant losses into the foreseeable future and our monthly “burn rate” for the remainder of fiscal 2018 is expected to be approximately $0.65 million (including approximately $0.45 million for general and administrative costs and $0.20 million for exploration, permitting and additional work at the Relief Canyon Mine). We have primarily relied on public and private offerings of our equity securities for our liquidity.  We will require additional external financing to fund exploration, operations and the advancement of the Relief Canyon Mine into production. If we are unable to raise external funding, and eventually generate significant revenues from our claims and properties, we will not be able to earn profits or continue operations. We have no production history upon which to base any assumption as to the likelihood that we will prove successful, and it is uncertain that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

At June 30, 2018, our cash, cash equivalents and restricted cash totaled approximately $9.2 million. Our cash, cash equivalents and restricted cash decreased during the six months ended June 30, 2018 by approximately $7.4 million from our cash, cash equivalents and restricted cash balance at December 31, 2017 of approximately $16.5 million. The decrease in cash, cash equivalents and restricted cash was primarily the result of cash used in operations of approximately $7.2 million that was comprised of costs for our feasibility study, continued permitting and additional work on the Relief Canyon Project, exploration expenditures on our Relief Canyon properties, and general and administrative expenses, including consultant fees, compensation costs, legal fees and public company expenses.

At June 30, 2018, we had approximately $5.5 million in cash and cash equivalents and approximately $3.7 million in restricted cash – noncurrent. The amounts held as restricted cash – noncurrent consists of collateral under surface management bonds issued on our behalf and is therefore not available for general corporate purposes. We expect to require additional financing to fund our current operations no later than the end of the first fiscal quarter of 2019. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

We plan the following expenditures for the remainder of fiscal year 2018:

•	$2.6 million on general and administrative expenses (including employee salaries, public company expenses, consultants, land holding costs and annual insurance premium renewals);

•	$1.0 million on additional work at the Relief Canyon properties including the 2018 drilling program, further metallurgy tests, geographic surveys and continued planning, engineering and design work to advance the Relief Canyon mine into production; and

•	$0.2 million for the continuation of studies for expansion below the water table and the amended plan of operations modification.

We have given notice of our intention to exercise a right to purchase certain royalty interests currently burdening our Relief Canyon properties and surrounding areas in exchange for a cash payment of $1.1 million.  If consummated, this transaction would reduce the overall royalty burden on our Relief Canyon properties.  We anticipate that the transaction would be consummated, if at all, during the third quarter.  There is no assurance that this transaction will be completed. The consummation of this transaction would increase our cash expenditures by $1.1M during the remainder of fiscal year 2018, which would result in the need to raise additional financing no later than January 2019.

The actual amount we spend for our year ending 2018 may vary significantly from the amounts specified above if we decide to advance the Relief Canyon Mine toward production in 2018. Based on the estimates contained in the feasibility study, we currently expect to incur capital expenditures and working capital expenses of approximately $38 million. We are evaluating various sources of additional financing. No development decision with respect to the Relief Canyon Mine is expected to be made unless and until we are able to solidify our financing plans.

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. The additional funds necessary to fund the development of the Relief Canyon Mine may not be available to us on acceptable terms or at all.

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” or “ASU 2016-18”. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line-item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Early adoption is permitted, including adoption in an interim period. We early adopted ASU 2016-18 for the three-months period ended December 31, 2017 and our adoption did not have a material impact on our consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. We do not believe the guidance will have a material impact on our consolidated financial statements.

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

With respect to the quarterly period ended June 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In April 2018, the Company granted 12,377 restricted stock units to a director of the Company for an initial retainer fee. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Between April and June 2018 the Company granted an aggregate of 17,497 restricted stock units to two directors of the Company as payment in lieu of cash for retainer and meeting fees for the six months ended June 30, 2018. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

None.

ITEM 5	Other Information

On June 22, 2018, the Company’s stockholders approved the Company's Amended and Restated 2013 Equity Incentive Plan (the “Amended 2013 Plan”) that, among other amendments, increases the number of shares issuable under the Company’s 2013 Equity Incentive Plan from 2,222,222 shares to 4,575,000 shares.

The 2013 Equity Incentive Plan, which was originally adopted by the board of directors on February 12, 2013, is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. As of April 27, 2018, only 18,093 shares remained available for issuance under the 2013 Equity Incentive Plan. Accordingly, on April 29, 2018, the Company’s board of directors voted unanimously to adopt the Amended 2013 Plan, in order to, among other things, provide a sufficient share reserve that may be used to incentivize the Company’s employees and other eligible persons going forward.

The Amended 2013 Plan also imposes caps on the cash and equity compensation directors may receive in a given year. Under these new limits, directors may not receive cash compensation in excess of $300,000 or equity grants that have a grant-date value in excess of $300,000 in any fiscal year. In addition, recipients of restricted stock issued after the adoption of the plan will agree not to vote such shares of restricted stock until such shares become vested, and payment of accrued dividends on unvested restricted stock is prohibited unless and until the related restricted stock becomes vested. The expiration date of the plan has been extended from February 11, 2013 to April 28, 2028.

This summary of the Amended 2013 Plan is not complete and is qualified in its entirety by reference to the full text of the plan that is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

ITEM 6	Exhibits

10.1	Amended and Restated 2013 Equity Incentive Plan+
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

*	Furnished herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pershing Gold Corporation

Date: August 13, 2018	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2018	By:	/s/ Eric Alexander
Eric Alexander
Vice President Finance and Controller
(Principal Financial Officer)

