Form 10-Q
period 2018-09-30
Pershing Gold Corp.
filed 2018-11-02
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act :

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2018 there were 33,676,921 shares of common stock, par value $0.0001, outstanding.

PERSHING GOLD CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1	Financial Statements

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in United States dollars)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,986,201	$12,858,873
Prepaid expenses and other current assets	607,978	1,006,779
Deposits	41,372	27,884

Total Current Assets	2,635,551	13,893,536

NON - CURRENT ASSETS:
Property and equipment, net	2,604,371	3,303,366
Mineral rights	23,973,912	22,803,912
Restricted cash	3,690,000	3,690,000
Reclamation bond deposit	50,000	50,000
Other non-current assets	31,209	9,689

Total Non - Current Assets	30,349,492	29,856,967

Total Assets	$32,985,043	$43,750,503

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,589,513	$1,651,461
Deferred rent	2,422	4,513
Deposit	-	1,750

Total Current Liabilities	1,591,935	1,657,724

LONG-TERM LIABILITIES:
Deferred rent - long term portion	5,204	-
Asset retirement obligation	989,744	963,303

Total Liabilities	2,586,883	2,621,027

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($0.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of September 30, 2018 and December 31, 2017)	-	-
Convertible Series B Preferred stock ($0.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding as of September 30, 2018 and December 31, 2017)	-	-
Convertible Series C Preferred stock ($0.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding as of September 30, 2018 and December 31, 2017)	-	-
Convertible Series D Preferred stock ($0.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of September 30, 2018 and December 31, 2017)	-	-
Convertible Series E Preferred stock ($0.0001 Par Value; 15,151 Shares Authorized; 8,946 shares issued and outstanding; liquidation preference of $9,742,194 as of September 30, 2018 and December 31, 2017)	1	1
Common stock ($0.0001 Par Value; 200,000,000 Shares Authorized; 33,676,921 and 33,544,125 shares issued and outstanding as of September 30, 2018 and December 31, 2017)	3,368	3,354
Additional paid-in capital	212,557,882	211,817,072
Accumulated deficit	(182,163,091)	(170,690,951)

Total Stockholders' Equity	30,398,160	41,129,476

Total Liabilities and Stockholders' Equity	$32,985,043	$43,750,503

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in United States dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes	742,606	826,674	2,390,297	3,139,184
Exploration cost	183,710	189,295	3,046,633	1,017,425
Consulting fees	558,579	501,202	2,236,865	1,723,607
General and administrative expenses	1,727,487	1,008,016	3,808,484	3,250,493

Total operating expenses	3,212,382	2,525,187	11,482,279	9,130,709

Loss from operations	(3,212,382)	(2,525,187)	(11,482,279)	(9,130,709)

Other income (expenses):
Other income	-	-	-	9,673
Foreign currency gain (loss)	(498)	674	(2,029)	(9,981)
Interest expense and other finance costs	(1,477)	(1,181)	(7,637)	(6,159)
Interest income	7,165	3,138	19,805	7,247

Total other income (expenses) - net	5,190	2,631	10,139	780

Loss before provision for income taxes	(3,207,192)	(2,522,556)	(11,472,140)	(9,129,929)

Provision for income taxes	-	-	-	-

Net loss	$(3,207,192)	$(2,522,556)	$(11,472,140)	$(9,129,929)

Net loss per common share, basic and diluted	$(0.10)	$(0.09)	$(0.34)	$(0.32)

Weighted average common shares outstanding - basic and diluted	33,645,838	28,402,389	33,618,007	28,396,928

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in United States dollars)

	For the Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(11,472,140)	$(9,129,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	737,327	825,136
Accretion	26,441	28,896
Non-cash consulting	75,000	-
Stock-based compensation	442,305	1,044,888

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	398,801	184,887
Accounts payable and accrued expenses	236,571	(1,191,706)
Deposits	(19,122)	-
Other non-current assets	(17,636)	-
Deferred rent	3,113	(4,803)

NET CASH USED IN OPERATING ACTIVITIES	(9,589,340)	(8,242,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in reclamation bond deposits	-	(25,000)
Purchase of mineral rights	(1,170,000)	(17,000)
Purchase of property and equipment	(113,332)	(34,639)

NET CASH USED IN INVESTING ACTIVITIES	(1,283,332)	(76,639)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,872,672)	(8,319,270)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of period	16,548,873	13,972,102

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - end of period	$5,676,201	$5,652,832

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$7,637	$6,159
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Reduction of accrued bonuses in connection with vested restricted common stock unit grants	$73,035	$469,423
Reduction of accrued bonuses in connection with vested stock options	$180,122	$-
Reduction of accrued bonuses in connection with expired stock options	$22,681	$-
Net book value of equipment in exchange for consulting fees	$75,000	$-
Reduction of accounts payable in connection with issuance of common stock	$-	$8,250
Reduction of accounts payable in connection with issuance of restricted stock unit grants	$-	$65,000

See accompanying notes to unaudited consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Agreement and Plan of Merger

On September 28, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Americas Silver Corporation (“Americas Silver”) and R Merger Sub, Inc., a wholly-owned subsidiary of Americas Silver (“Merger Sub”). Under the terms of the Merger Agreement, the Company will merge with and into Merger Sub, with the Company being the surviving corporation and becoming a wholly-owned subsidiary of Americas Silver (the “Merger”).

In connection with the Merger, common stockholders of the Company will be issued 0.715 Americas Silver common shares for each share of Company common stock (the “Exchange Ratio”). Holders of the Company’s Series E Convertible Preferred Stock (“Series E Preferred Stock”) will be given the option to (a) convert their shares of Series E Preferred Stock into Company common shares immediately before the closing and exchange those common shares for Americas Silver common shares at the Exchange Ratio, or (b) exchange their Series E Preferred Stock for non-voting preferred stock of Americas Silver (“Purchaser Preferred Stock”).

The Merger Agreement provides that, upon consummation of the Merger, Americas Silver will cause one nominee of the Company to be appointed to the board of directors of Americas Silver. The Merger must be approved by (i) preferred shareholders holding 75% of the Company’s preferred shares, voting as a separate class, and (ii) a majority of the voting shares held by the common shareholders and preferred shareholders, voting together as a single class on an as-converted basis. The issuance of the Americas Silver shares in connection with the Merger must also be approved by a majority of the Americas Silver shares voted at the meeting called for that purpose.

The Company is required to call a meeting and solicit the approval of its stockholders (the “Special Meeting”), subject to the board of directors’ ability to accept a Superior Proposal (as defined in the Merger Agreement) in accordance with the Merger Agreement. If the Merger Agreement is terminated because the Company accepts a Superior Proposal, or the board of directors of the Company changes its recommendation to its stockholders regarding the approval of the Merger, the Company will be obligated to pay a termination fee to Americas Silver in the amount of $4,000,000 (the “Termination Fee”).

Convertible Secured Debenture

Concurrent with the execution of the Merger Agreement, the Company and Americas Silver entered into a Convertible Secured Debenture (“Debenture”), effective October 1, 2018, that will entitle the Company to borrow up to $4,000,000 from Americas Silver.

The interest rate is 16% per year on the amount drawn, accrued and compounded monthly. The loan will mature on June 1, 2019, or September 1, 2019 if the Company has exercised an option to extend maturity. As of October 29, 2018 the Company has drawn $1,000,000 against the Debenture. The Company’s ability to draw the remainder of the principal amount is subject to the parties agreeing on terms and filing a deed of trust in the state of Nevada, among other customary conditions.

If the Merger Agreement is terminated, in most circumstances, the outstanding principal amount, plus any accrued and unpaid interest, will be due and payable in cash within 90 days following the date of termination (or 10 days if the Merger Agreement is terminated by the Company in order to accept a Superior Proposal or following a change of the board of directors’ recommendation to stockholders). However, if the Merger Agreement is terminated because (i) Americas Silver fails to obtain the approval of its shareholders, (ii) a law or government order prevents consummation of the Merger, or (iii) Americas Silver breaches the Merger Agreement, the Company will have the option to repay the borrowed amount in cash or in shares of Company common stock.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(in United States Dollars)

If repayment will be accomplished by conversion into Company common stock, the number of shares issuable will be determined by dividing the amount outstanding under the Debenture by a conversion price equal to the volume-weighted average price of the Company’s common stock for the five trading days immediately preceding the date of the election, but never less than $1.18. The issuance of common shares in exchange for amounts outstanding under the Debenture is subject to receipt of prior approval by The NASDAQ Stock Market and the Toronto Stock Exchange.

The Debenture will be secured by a lien on substantially all of the Company’s assets.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of September 30, 2018. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2018, and the results of operations and cash flows for the nine months ended September 30, 2018 have been included. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2017, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2018. The consolidated balance sheet as of December 31, 2017, contained herein, was derived from those financial statements.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2018, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Going concern

These unaudited consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss of approximately $11.5 million for the nine months ended September 30, 2018, has used approximately $9.6 million of net cash in operations for the nine months ended September 30, 2018, has incurred a total cumulative deficit of approximately $182.2 million since its inception and requires capital for its contemplated business and exploration activities to take place.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(in United States Dollars)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As discussed more fully in Note 1, the Company has entered into a Merger Agreement with Americas Silver. The Merger Agreement provides for, and the Company subsequently entered into, a Debenture whereby Americas Silver will fund the Company up to $4 million to cover its working capital requirements until the Merger is closed, subject to customary contingencies. If the Merger does not close the principal and interest outstanding under the Debenture would either be reimbursed with cash or the issuance of the Company’s common stock. In addition to the Debenture, obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue business. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern as determined by management. The unaudited consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Restricted cash – non current

Restricted cash consists of cash which is held as collateral under surface management surety bonds issued on the Company’s behalf. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	September 30, 2018	December 31, 2017
	(Unaudited)

Cash and cash equivalents	$1,986,201	$12,858,873
Restricted cash – non current	3,690,000	3,690,000
Total cash, cash equivalents and restricted cash	$5,676,201	$16,548,873

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $607,978 and $1,006,779 at September 30, 2018 and December 31, 2017, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting, public relations, and business advisory services, insurance premiums, drilling services, mining claim fees and mineral lease fees which are being amortized over the terms of their respective agreements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment of its long-lived assets at September 30, 2018 and December 31, 2017, respectively.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

SEPTEMBER 30, 2018

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

SEPTEMBER 30, 2018

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

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s consolidated financial statements.

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

NOTE 3 — MINERAL PROPERTIES

The Company’s Relief Canyon property rights currently total approximately 29,000 acres and are comprised of approximately 1,137 owned unpatented mining claims, 120 owned millsite claims, 62 leased unpatented mining claims, and 6,586 acres of leased private lands, 960 acres of subleased private lands, and 320 acres of owned private minerals. Most of the property on which the Relief Canyon deposit is located is subject to a 2% net smelter return production royalty, with a portion of that property subject to net smelter return production royalties totaling 4.5%. The rest of the property is subject, under varying circumstances, to net smelter return production royalties ranging from 2% to 5%.

Pershing Pass Property

The Pershing Pass property consists of 765 unpatented mining claims (746 owned and 19 leased) covering approximately 12,900 acres, a mining lease of private lands covering approximately 635 acres, and a mining sublease of private lands covering approximately 960 acres.  Out of the total unpatented mining claims, 238 unpatented mining claims are subject to a 2% net smelter return royalty and 19 unpatented mining claims are leased with a purchase option.

The primary term of the mining lease of private lands is ten years ending in December 2022, which may be extended as long as mineral exploration, development or mining continue on the property. Production from the private lands covered by the lease is subject to a 2% net smelter return royalty on all metals produced other than gold, and to a royalty on gold indexed to the gold price, ranging from 2% at gold prices of less than $500 per ounce to 3.5% at gold prices over $1,500 per ounce. Prior to one year after commercial production begins, the Company can repurchase up to 3% of the royalty on gold production at the rate of $600,000 for each 1%.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(in United States Dollars)

NOTE 3 — MINERAL PROPERTIES (continued)

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

In March 2017, the Company entered into a Mining Sublease with Newmont granting the Company the exclusive right to prospect, explore for, develop, and mine minerals on certain lands within the Pershing Pass area south of the Relief Canyon Mine. The subleased lands are subject to an underlying 2 % NSR royalty payable to the Owners and a 2% NSR royalty payable to Newmont under the Sublease. The Mining Sublease has an initial term of ten years and may be extended by the Company until December 3, 2034 and so long thereafter as any mining, development, or processing operations are being conducted continuously. The Mining Sublease calls for the Company to make minimum work expenditures for the first four years of the Mining Sublease, followed by annual advanced minimum royalty payments to Newmont to maintain the Mining Sublease in good standing. The Sublease may be terminated any time after providing 90-days written notice of termination. The $500,000 expenditure required to be made by the second anniversary (3/29/2019) is a firm commitment and must be satisfied irrespective of termination. If a required minimum work commitment, including the $500,000 firm commitment, is not timely satisfied as scheduled, the Company must pay Newmont the difference between the scheduled amount of required minimum work commitment and costs already incurred by the Company towards the required minimum work commitment. As of June 30, 2018, the most recent cost reporting date under the Mining Sublease, the Company can credit approximately $270,000 in exploration expenditures already incurred against the $1.5 million work commitment.

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

SEPTEMBER 30, 2018

(in United States Dollars)

NOTE 3 — MINERAL PROPERTIES (continued)

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

As discussed above, on March 29, 2017, the Company entered into a Mining Sublease with Newmont granting the Company the exclusive right to prospect, explore for, develop, and mine minerals on certain lands within the Pershing Pass area south of the Relief Canyon Mine. The Mining Sublease has an initial term of ten years and may be extended by the Company until December 3, 2034 and so long thereafter as any mining, development, or processing operations are being conducted continuously. The Mining Sublease calls for the Company to make minimum work expenditures for the first four years of the Mining Sublease, followed by annual advanced minimum royalty payments to Newmont to maintain the Mining Sublease in good standing. The Sublease may be terminated any time after providing 90-days written notice of termination. If the required minimum work commitment of $500,000 has not been satisfied prior to termination the Company must pay Newmont the difference between the $500,000 required minimum work commitment and costs already incurred by the Company towards the required minimum work commitment. As of September 30, 2018, the most recent cost reporting date under the Mining Sublease, the Company can credit approximately $270,000 in exploration expenditures already incurred against the $1.5 million work commitment.

On August 27, 2018, the Company exercised its right to purchase certain royalty interests owned by Newmont for $1,100,000. By exercise of its right of first offer the Company acquired all of the assets then held under the Third Amendment terminating the lease in its entirety, without further force or effect. By termination of the 2006 Lease Agreement, the agreement Area of Interest also terminated. Assets acquired under the right of first offer include (i) 81 unpatented lode claims, (ii) 320 acres of private minerals (subject to an underlying 2.125% NSR royalty payable to New Nevada Resources, LLC); (iii) assignment of a Mining Lease dated, effective December 31, 2014, between New Nevada Resources, LLC and New Nevada Lands, LLC (collectively “Owner”), covering approximately 2,458.88 acres of private lands subject to a 2.5% NSR royalty payable to Owner, and other customary terms and conditions under the Mineral Lease agreement; and (iv) termination of the 2006 Minerals Lease and Sublease in its entirety, without any further force or effect.

General

In February 2018, the Company increased its statewide surface management surety bonds by $200,000 with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada. No additional collateral was required. As of September 30, 2018, the Company had posted statewide surface management surety bonds in the total amount of approximately $12.5 million, which was approximately $80,000 in excess of the coverage requirement as of September 30, 2018, to reclaim land disturbed in its exploration and mining operations. The surface management surety bonds are provided through third-party insurance underwriters. The Company was required to deposit a total of $3,690,000, or approximately 30% of the total surety bonds, in collateral accounts. The funds deposited in the collateral accounts are classified as restricted cash – noncurrent on the Company’s balance sheet.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(in United States Dollars)

NOTE 3 — MINERAL PROPERTIES (continued)

As of September 30, 2018, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
Relief Canyon Mine — Gold Acquisition	$8,571,071	$8,501,071
Relief Canyon Mine — Newmont Properties	14,809,441	13,709,441
Pershing Pass Property	593,400	593,400

	$23,973,912	$22,803,912

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	September 30, 2018	December 31, 2017
		(Unaudited)
Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	447,470	434,563
Land	—	358,886	358,886
Building and improvements	5 - 25 years	823,131	823,131
Site costs	10 years	1,518,129	1,417,704
Crushing system	20 years	2,390,995	2,514,021
Process plant and equipment	10 years	3,530,460	3,530,460
Vehicles and mining equipment	5 - 10 years	605,824	605,824
		9,731,890	9,741,584
Less: accumulated depreciation		(7,127,519)	(6,438,218)

		$2,604,371	$3,303,366

For the nine months ended September 30, 2018 and 2017, depreciation expense amounted to $737,327 and $825,136, respectively. During May 2018, the Company exchanged a reclaim tunnel and other equipment with a net book value of $75,000 (cost of $123,026 and associated accumulated depreciation of $48,026) for engineering design services also valued at $75,000. As a result, the assets and related accumulated depreciation were written-off as of September 30, 2018. No gain or loss was recognized on the exchange.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(in United States Dollars)

NOTE 5 — ASSET RETIREMENT OBLIGATIONS (continued)

The following table summarizes activity in the Company’s ARO:

	September 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)
Balance, beginning of period	$963,303	$895,085
Accretion expense	26,441	9,632
Reclamation obligations settled	-	-
Additions and changes in estimates	-	-
Balance, end of period	$989,744	$904,717

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

Series A Convertible Preferred Stock

As of September 30, 2018, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series B Convertible Preferred Stock

As of September 30, 2018, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series C Convertible Preferred Stock

As of September 30, 2018, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value, were authorized with none outstanding.

9% Series D Cumulative Preferred Stock

As of September 30, 2018, 7,500,000 shares of Series D Preferred Stock, $0.0001 par value, were authorized with none outstanding.

Series E Convertible Preferred Stock

As of September 30, 2018, 15,151 shares of Series E Preferred Stock, $0.0001 par value, were authorized with 8,946 Series E Preferred shares outstanding.

On September 28, 2018, the Company amended the Certificate of Designation for its Series E Preferred Stock (the “Amended Series E Certificate of Designation”), effective immediately. The amendments (a) exempt the Merger from automatic conversion and cash payment provisions that would otherwise be applicable upon the consummation of the Merger, and (b) exempt the execution of the Debenture (but not any subsequent conversion of the Debenture into shares of the Company’s common stock) from provisions that would otherwise trigger an adjustment in the conversion price of the Series E Preferred Stock.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Between April 2018 and June 2018, the Company granted a total of 17,497 restricted stock units to two members of the Company’s Board of Directors as payment in lieu of cash for retainer and meeting fees earned totaling $34,000 for the nine months ended September 30, 2018. All of these restricted stock units vested on the date of grant. For each vested restricted stock unit, the holder will be entitled to receive one restricted share of the Company's Common Stock upon such director’s termination of service on the Board of Directors, in connection with a change in control, or under certain other circumstances.

In August 2018, the Company converted 47,661 vested restricted stock units granted to one of its board members who resigned effective August 29, 2018 into 47,661 shares of the Company’s Common Stock due to such board member’s resignation.

As of December 31, 2017 and 2016, the Company recognized a liability for employee and director bonus compensation related to restricted stock unit grants with a fair value of approximately $59,000 and $530,000, respectively, which was included in accounts payable and accrued expenses. Consequently, the Company recognized stock based compensation of approximately $59,000 and $530,000 during the year ended December 31, 2017 and 2016, respectively, in connection with these transactions. As of September 30, 2018, the Company recorded approximately $73,035 in additional paid-in capital and a contemporaneous reduction of accounts payable and accrued expenses in connection with the issuance of vested restricted stock units related to fiscal year 2016 and 2017 bonus compensations. As of September 30, 2018, there is no remaining unvested restricted stock units related to fiscal year 2016 and 2017 bonus compensation.

During the nine months ended September 30, 2018 and 2017, the Company recorded total stock-based compensation expense in connection with restricted stock and restricted stock unit awards of $430,986 and $908,323, respectively.  At September 30, 2018, there was a total of $1,455,538 unrecognized compensation expense in connection with restricted stock and restricted stock unit awards.

A summary of the status of the restricted stock units as of September 30, 2018, and of changes in restricted stock units outstanding during the nine months ended September 30, 2018, is as follows:

	Nine months ended September 30, 2018
	(Unaudited)
	Restricted Stock Unit	Weighted Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2017	1,061,471	$5.68
Granted	54,874	2.16
Vested and converted	(132,796)	2.23
Forfeited	-	-
Outstanding at September 30, 2018	983,549	$5.39

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(in United States Dollars)

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options

In January 2018, the Company issued 436,000 stock options in bonus compensation for certain employees. The options are exercisable at a price of $2.80 for 10 years.

A summary of the Company’s outstanding stock options as of September 30, 2018 (unaudited) and changes during the nine months ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2017	1,794,453	$7.21	4.20
Granted	436,000	2.80	10.00
Exercised	—	—	—
Forfeited/Expired	(102,336)	5.53	—
Cancelled	—	—	—
Balance at September 30, 2018	2,128,117	$6.36	4.81

Options exercisable at end of period	1,711,117	$7.23
Options expected to vest	417,000	$2.80
Weighted average fair value of options granted during the period		$1.19

As of December 31, 2017, the Company recognized a liability for employee bonus compensation related to stock options granted in January 2018 with a grant-date fair value of approximately $520,000, which was included in accounts payable and accrued expenses. The stock options granted to employees vest one-third on January 29, 2018, 2019 and 2020. The 436,000 options were valued on the grant date at approximately $1.19 per option or a total of approximately $520,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $2.36 per share (based on the sale of its common stock in a private placement at $2.80), volatility of 41%, expected term of 10 years, and a risk free interest rate of 2.70%. Consequently, the Company recognized stock based compensation of approximately $520,000 during the year ended December 31, 2017, in connection with these transactions. As of September 30, 2018, the Company recorded approximately $180,122 in additional paid in capital and a contemporaneous reduction of accounts payable and accrued expenses in connection with the issuance of vested restricted stock units related to fiscal year 2017 bonus compensations. Additionally, the Company reduced stock based compensation of $22,681 in connection with the expiration of stock options due to an employee termination and a contemporaneous reduction of accounts payable and accrued expenses. As of September 30, 2018, the remaining balance of unvested stock options related to fiscal year 2017 bonus compensations amounted to approximately $295,000.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of September 30, 2018 (unaudited) and changes during the nine months ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2017	4,434,267	$4.12	1.29
Granted	—	—	—
Cancelled	—	—	—
Forfeited	(2,247,019)	4.77	—
Exercised	—	—	—
Balance at September 30, 2018	2,187,248	$3.46	1.20

Warrants exercisable at September 30, 2018	2,187,248	$3.46	1.20

Weighted average fair value of warrants granted during the period		$—

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

	For the Nine Months ended September 30, 2018	For the Nine Months ended September 30, 2017
	(Unaudited)	(Unaudited)
Numerator:
Net loss available to common stockholders	$(11,472,140)	$(9,129,929)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	33,618,007	28,396,928

Net loss per common share, basic and diluted	$(0.34)	$(0.32)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. In periods where the Company has a net loss, all dilutive securities are excluded.

	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
Common stock equivalents:
Stock options	2,128,117	1,794,453
Stock warrants	2,187,248	2,497,763
Restricted stock units	983,549	1,047,224
Convertible preferred stock	3,163,051	2,725,092
Total	8,461,965	8,064,532

As more fully discussed in Note 1 the Company entered into a Debenture with Americas Silver to provide a loan of up to $4 million to fund the Company’s working capital needs up to the closing of the Merger, subject to certain customary conditions. In certain circumstances the repayment of the Debenture will be made via the issuance of shares of Company common stock. If shares are issued to Americas Silver to pay-off the Debenture additional shares would be issued which could potentially impact net loss per common share.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate facility and certain office equipment under operating leases with expiration dates through 2021. In April 2015, the Company executed a new operating lease agreement for its corporate facility in Lakewood, Colorado. The lease is for a period of 39 months commencing in May 2015 and expiring in July 2018. During the second quarter of 2018, the Company executed an amendment to the office lease agreement extending the lease period an additional 39 months through October 2021. The Company recognized total deferred rent of $7,626 in connection with this lease agreement as of September 30, 2018. Rent expense was $35,265 and $38,557 for the nine months ended September 30, 2018 and 2017, respectively.

Future minimum rental payments required under operating leases are as follows:

2018	$9,893
2019	56,099
2020	57,194
2021	42,888
$166,074

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(in United States Dollars)

NOTE 8 — COMMITMENTS AND CONTINGENCIES (continued)

Mining Leases

The Company leases certain mineral properties and water rights included in its Relief Canyon Properties. The future minimum lease payments under these mining leases are as follows:

2018	$68,994
2019	98,491
2020	137,485
2021	137,485
2022	142,485
Thereafter	937,290
$1,522,230

Should the Merger close as contemplated, certain key employees of the Company will receive aggregate payments totaling approximately $2.8 million, through employment or severance compensation agreements. Mr. Alfers, Chief Executive Officer, will receive $1.7 million and Mr. Alexander, Vice President Finance and Controller, will receive approximately $450,000. Non-executive key employees will receive the remaining portion of the aggregate $2.8 million. Additionally, should the Merger close as contemplated, Canaccord, the Company’s financial advisor, will receive a minimum success fee of $750,000.

NOTE 9 — SUBSEQUENT EVENTS

Convertible Secured Debenture

Concurrent with the execution of the Merger Agreement, the Company and Americas Silver entered into a Convertible Secured Debenture (“Debenture”), effective October 1, 2018, that will entitle the Company to borrow up to $4,000,000 from Americas Silver, subject to certain customary conditions.

The interest rate is 16% per year on the amount drawn, accrued and compounded monthly. The loan will mature on June 1, 2019, or September 1, 2019 if the Company has exercised an option to extend maturity.

If the Merger Agreement is terminated, in most circumstances, the outstanding principal amount, plus any accrued and unpaid interest, will be due and payable in cash within 90 days following the date of termination (or 10 days if the Merger Agreement is terminated by the Company in order to accept a Superior Proposal or following a change of the board of directors’ recommendation to stockholders). However, if the Merger Agreement is terminated because (i) Americas Silver fails to obtain the approval of its shareholders, (ii) a law or government order prevents consummation of the Merger, or (iii) Americas Silver breaches the Merger Agreement, the Company will have the option to repay the borrowed amount in cash or in shares of Company common stock.

If repayment will be accomplished by conversion into Company common stock, the number of shares issuable will be determined by dividing the amount outstanding under the Debenture by a conversion price equal to the volume-weighted average price of the Company’s common stock for the five trading days immediately preceding the date of the election, but never less than $1.18. The issuance of common shares in exchange for amounts outstanding under the Debenture is subject to receipt of prior approval by The NASDAQ Stock Market and the Toronto Stock Exchange.

The Debenture will be secured by a lien on substantially all of the Company’s assets.

As of October 29, 2018 the Company has drawn $1,000,000 against the Debenture. The Company intends to use the proceeds from the Debenture to fund its near-term working capital requirements, including permit advancements, ongoing property maintenance and corporate requirements. The Company’s ability to draw the remainder of the principal amount is subject to the parties agreeing on terms and filing a deed of trust in the state of Nevada, among other customary conditions.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pershing Gold Corporation and its subsidiaries (“Pershing Gold”, the “Company” or “we”) is a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada.  We are currently focused on exploration at our Relief Canyon properties in Pershing County in northwestern Nevada. We completed a feasibility study of the Relief Canyon Mine in May 2018 and continue to advance the permitting process for the Relief Canyon Mine project.

This discussion should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Forward-Looking Statements

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward-looking statements include, without limitation, statements relating to the consummation and timing of the Merger, our obligations and rights under our loan agreement with Americas Silver, our planned expenditures and cash position, business goals, planned exploration and metallurgical work, business strategy, planned permitting and bonding activities, metallurgical and geographic surveys and the conclusions of the feasibility study, plans with respect to an environmental studies to expand the Relief Canyon open-pit mines, preliminary construction activities at the Relief Canyon Mine, our liquidity and capital resources outlook and future financing requirements, and estimates and assumptions required under our financial statements.  Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Our actual results may differ materially from those contemplated by the forward-looking statements, which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Important factors that could cause actual results to differ materially from those anticipated in forward-looking statements include, without limitation, conditions relating to the closing of the Merger Agreement and our rights and obligations under our loan agreement (including regulatory and shareholder approvals), results of future exploration and engineering studies on our Relief Canyon properties; increases in estimates or costs of exploration and other activities; our ability to raise necessary capital to conduct our exploration and other activities and do so on acceptable terms or at all; results from exploration and changes in interpretations of geological, metallurgical or other technical information; problems or delays in permitting or other government approvals; and the matters described in the risk factors set forth in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

During the nine months ended September 30, 2018, we focused primarily on continuing permitting and bonding; engineering and other work related to the potential commencement of mining at the Relief Canyon Mine; completion of our feasibility study; an expansion drilling program at the Relief Canyon Mine; financing efforts; and entering into the Merger Agreement with Americas Silver. An overview of certain significant events follows:

•	On September 28, 2018 we announced that we entered into a Merger Agreement with Americas Silver whereby holders of our common stock will receive 0.715 common shares of Americas Silver for each Pershing share by way of a share exchange (the Exchange Ratio”) and holders of our preferred shares may elect to exchange those shares for new non-voting preferred shares of American Silver or common shares of Americas Silver based on the Exchange Ratio.

•	On August 28, 2018 we completed the exercise of a right of first offer to acquire all of the Newmont USA Limited royalty and other rights on specific lands around our Relief Canyon project.

•	During the nine months ended September 30, 2018 we completed a final positive feasibility study for the Relief Canyon Mine.

•	During the nine months ended September 30, 2018 we drilled 39 holes, totaling approximately 33,000 feet, at the Relief Canyon Mine. The objective of this drilling program is to expand the mineralized material at the Relief Canyon Mine.

•	During June 2018, we submitted the 2018 Plan of Operations Modification for the Phase II expansion of the mining and heap leach facilities to the Bureau of Land Management and the Nevada Department of Environmental Protection.

•	During the first quarter, we commenced preliminary construction activities at the Relief Canyon Mine by hiring a contractor to perform initial ground clearing in preparation for potential construction.

•	On April 23, 2018, we appointed Jeffrey G. Clevenger to our Board of Directors. Mr. Clevenger has over 40 years of experience in the mining industry.

Agreement and Plan of Merger

On September 28, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Americas Silver Corporation (“Americas Silver”) and R Merger Sub, Inc., a wholly-owned subsidiary of Americas Silver (“Merger Sub”). Under the terms of the Merger Agreement, we will merge with and into Merger Sub, with Pershing being the surviving corporation and becoming a wholly-owned subsidiary of Americas Silver (the “Merger”).

In connection with the Merger, our common stockholders will be issued 0.715 Americas Silver common shares for each share of our common stock (the “Exchange Ratio”). Holders of our Series E Convertible Preferred Stock (“Series E Preferred Stock”) will be given the option to (a) convert their shares of Series E Preferred Stock into our common shares immediately before the closing and exchange those common shares for Americas Silver common shares at the Exchange Ratio, or (b) exchange their Series E Preferred Stock for non-voting preferred stock of Americas Silver (“Purchaser Preferred Stock”).

The Merger Agreement provides that, upon consummation of the Merger, Americas Silver will cause one nominee of Pershing to be appointed to the board of directors of Americas Silver. The Merger must be approved by (i) preferred shareholders holding 75% of our preferred shares, voting as a separate class, and (ii) a majority of the voting shares held by the common shareholders and preferred shareholders, voting together as a single class on an as-converted basis. The issuance of the Americas Silver shares in connection with the Merger must also be approved by a majority of the Americas Silver shares voted at the meeting called for that purpose.

We are required to call a Special Meeting and solicit the approval of our stockholders, subject to the board of directors’ ability to accept a Superior Proposal (as defined in the Merger Agreement) in accordance with the Merger Agreement. If the Merger Agreement is terminated because we accept a Superior Proposal, or our board of directors changes its recommendation to our stockholders regarding the approval of the Merger, we will be obligated to pay a termination fee to Americas Silver in the amount of $4,000,000 (the “Termination Fee”).

Convertible Secured Debenture

Concurrent with the execution of the Merger Agreement, we and Americas Silver entered into a Convertible Secured Debenture (“Debenture”), effective October 1, 2018, that will entitle us to borrow up to $4,000,000 from Americas Silver, subject to certain conditions.

The interest rate is 16% per year on the amount drawn, accrued and compounded monthly. The loan will mature on June 1, 2019, or September 1, 2019 if we have exercised an option to extend maturity. As of October 29, 2018 we have drawn $1,000,000 against the Debenture. Our ability to draw the remainder of the principal amount is subject to the parties agreeing on terms and filing a deed of trust in the state of Nevada, among other customary conditions.

If the Merger Agreement is terminated, in most circumstances, the outstanding principal amount, plus any accrued and unpaid interest, will be due and payable in cash within 90 days following the date of termination (or 10 days if the Merger Agreement is terminated by us in order to accept a Superior Proposal or following a change of the board of directors’ recommendation to stockholders). However, if the Merger Agreement is terminated because (i) Americas Silver fails to obtain the approval of its shareholders, (ii) a law or government order prevents consummation of the Merger, or (iii) Americas Silver breaches the Merger Agreement, we will have the option to repay the borrowed amount in cash or in shares of our common stock.

If repayment will be accomplished by conversion into our common stock, the number of shares issuable will be determined by dividing the amount outstanding under the Debenture by a conversion price equal to the volume-weighted average price of our common stock for the five trading days immediately preceding the date of the election, but never less than $1.18. The issuance of common shares in exchange for amounts outstanding under the Debenture is subject to receipt of prior approval by The NASDAQ Stock Market and the Toronto Stock Exchange.

The Debenture will be secured by a lien on substantially all of our assets.

Results of Operations

Three and Nine months ended September 30, 2018 and 2017

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the three and nine months ended September 30, 2018 and 2017.

Operating Expenses

Total operating expenses for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 were approximately $3.2 million and $2.5 million, respectively. The $0.7 million increase in operating expenses for the three months ended September 30, 2018 is comprised of (i) an increase in consulting fees of approximately $0.1 million to approximately $0.6 million from $0.5 million in the prior period related to increased consulting costs related to progress of our feasibility study, (ii) an increase of approximately $0.7 million in general and administrative expenses to approximately $1.7 million from $1.0 million in the prior period related to increased legal fees and public company related expenses offset by (iii) a decrease of approximately $0.1 million in compensation to approximately $0.7 million from $0.8 million in the prior period as a result of decreased stock-based compensation in connection with restricted stock grants to employees.

Total operating expenses for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 were approximately $11.5 million and $9.1 million, respectively. The $2.4 million increase in operating expenses for the nine months ended September 30, 2018 is comprised of (i) a $2.0 million increase in exploration expenses on our Relief Canyon properties to approximately $3.0 million from $1.0 million in the prior period due to increased direct drilling activities during the current period, (ii) an increase in consulting fees of approximately $0.5 million to approximately $2.2 million from $1.7 million in the prior period related to increased consulting costs related to progress of our feasibility study, (iii) an increase of approximately $0.5 million in general and administrative expenses to approximately $3.8 million from $3.3 million in the prior period related to increased legal fees and public company related expenses offset by (iv) a decrease of approximately $0.7 million in compensation to approximately $2.4 million from $3.1 million in the prior period as a result of decreased stock-based compensation in connection with restricted stock grants to employees.

Loss from Operations

We reported a loss from operations of $3.2 million and $2.5 million for the three months ended September 30, 2018 and 2017, respectively. We reported a loss from operations of $11.5 million and $9.1 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in operating loss was due primarily to the increase in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately $5,200 and $2,600 for the three months ended September 30, 2018 and 2017, respectively. Total other income (expense) was approximately $10,100 and $800 for the nine months ended September 30, 2018 and 2017, respectively. The change in other income (expense) is primarily attributable to a decrease in foreign currency loss offset by an increase in interest income.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($3.2) million for the three months ended September 30, 2018 as compared to a net loss of ($2.5) million for the three months ended September 30, 2017. As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($11.5) million for the nine months ended September 30, 2018 as compared to a net loss of ($9.1) million for the nine months ended September 30, 2017.

Liquidity and Capital Resources

We reported a net loss of approximately $(11.5) million for the nine months ended September 30, 2018. We expect to incur significant losses into the foreseeable future and our monthly “burn rate” for the remainder of fiscal 2018 is expected to be approximately $1.4 million (including approximately $0.6 million for general and administrative costs, approximately $0.3 million for exploration, permitting and additional work at the Relief Canyon Mine and approximately $0.5 million for costs related to the Merger) and approximately $0.8 million per month for the first quarter of 2019. These estimates of our liquidity are based on the assumption that the Merger will be consummated before the end of the first quarter of 2019, and we can provide no assurances that the Merger will be consummated on that timeframe or at all. The approximate $2.8M in aggregate costs for employee severance and compensation agreements and $750,000 minimum success fee to Canaccord, our financial advisor, as discussed in Note 8 of the financial statements are not included in the expenditures outlined here through March 31, 2019.

We have primarily relied on public and private offerings of our equity securities for our liquidity. If the Merger is not consummated, we would need to repay the principal and interest outstanding under the Debenture in the form of cash or, under certain circumstances, conversion of the debt into our common stock, and would require additional external financing to fund exploration, operations and the advancement of the Relief Canyon Mine into production. We can provide no assurances that we will be able to raise external funding. If the Merger is not consummated, and we are unable to raise external funding to cover the near-term capital needs outlined above, our business will most likely fail. In addition, if the Merger is not consummated and we are unable to raise external funding sufficient to cover our longer-term capital needs in order to further advance the Relief Canyon project, and eventually generate significant revenues from our claims and properties, we will not be able to earn profits or continue operations. We have no production history upon which to base any assumption as to the likelihood that we will prove successful, and it is uncertain that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

As part of the Merger, Americas Silver agreed to provide us with a loan of up to $4 million to fund our working capital needs until the close of the Merger. Our ability to draw the remainder of the principal amount is subject to the parties agreeing on terms and filing a deed of trust in the state of Nevada, among other customary conditions.

The interest rate is 16% per year on the amount drawn, accrued and compounded monthly. The loan will mature on June 1, 2019, or September 1, 2019 if we have exercised an option to extend maturity. As of October 29, 2018 we have drawn $1,000,000 under the Debenture.

If the Merger Agreement is terminated, in most circumstances, the outstanding principal amount, plus any accrued and unpaid interest, will be due and payable in cash within 90 days following the date of termination (or 10 days if the Merger Agreement is terminated by us in order to accept a Superior Proposal or following a change of the board of directors’ recommendation to stockholders). However, if the Merger Agreement is terminated because (i) Americas Silver fails to obtain the approval of its shareholders, (ii) a law or government order prevents consummation of the Merger, or (iii) Americas Silver breaches the Merger Agreement, we will have the option to repay the borrowed amount in cash or in shares of our common stock.

If repayment will be accomplished by conversion into our common stock, the number of shares issuable will be determined by dividing the amount outstanding under the Debenture by a conversion price equal to the volume-weighted average price of our common stock for the five trading days immediately preceding the date of the election, but never less than $1.18. The issuance of common shares in exchange for amounts outstanding under the Debenture is subject to receipt of prior approval by The NASDAQ Stock Market and the Toronto Stock Exchange.

The Debenture will be secured by a lien on substantially all of our assets.

At September 30, 2018, our cash, cash equivalents and restricted cash totaled approximately $5.7 million. Our cash, cash equivalents and restricted cash decreased during the nine months ended September 30, 2018 by approximately $10.9 million from our cash, cash equivalents and restricted cash balance at December 31, 2017 of approximately $16.5 million. The decrease in cash, cash equivalents and restricted cash was primarily the result of cash used in operations of approximately $9.6 million that was comprised of costs for our feasibility study, continued permitting and additional work on the Relief Canyon Project, exploration expenditures on our Relief Canyon properties, and general and administrative expenses, including consultant fees, compensation costs, legal fees and public company expenses and cash used in investing activities of approximately $1.3 million that was comprised from the exercise of our right to purchase certain royalty interests owned by Newmont for $1.1 million and the purchase of property plant and equipment for approximately $0.2 million.

At September 30, 2018, we had approximately $2.0 million in cash and cash equivalents and approximately $3.7 million in restricted cash – noncurrent. The amount held as restricted cash – noncurrent consists of collateral under surface management bonds issued on our behalf and is therefore not available for general corporate purposes. Even if we draw down the full amount available under the Debenture of $4 million, we expect to require additional financing to fund our current operations if the Merger is not completed prior to the end of the first fiscal quarter of 2019. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

We plan the following expenditures for the remainder of fiscal year 2018:

•	$3.3 million on general and administrative expenses (including costs related to the Merger, employee salaries, public company expenses, consultants, land holding costs and annual insurance premium renewals);

•	$0.6 million on additional work at the Relief Canyon properties including further metallurgy tests, geographic surveys and continued planning, engineering and design work to advance the Relief Canyon mine into production; and

•	$0.2 million for the continuation of studies for expansion below the water table and the amended plan of operations modification.

The actual amount we spend for our year ending 2018 may vary significantly from the amounts specified above if we decide to advance the Relief Canyon Mine toward production in 2018. Based on the estimates contained in the feasibility study, we currently expect to incur capital expenditures and working capital expenses of approximately $38 million. We are evaluating various sources of additional financing. No development decision with respect to the Relief Canyon Mine is expected to be made unless and until we are able to solidify our financing plans. Moreover, if the Merger is consummated, the timeline for any development decision with respect to the Relief Canyon Mine will be made by Americas Silver.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s consolidated financial statements.

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

With respect to the quarterly period ended September 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings

We are not currently a party to any material pending legal proceedings, although may from time to time be subject to ordinary routine litigation.

ITEM 1A	Risk Factors

The pending merger with Americas Silver is not guaranteed to occur. If the Merger does not occur, it could have a material and adverse effect on our business, growth, revenue, liquidity and results of operations and our share price could be negatively impacted.

Completion of the Merger is conditioned upon the satisfaction of certain closing conditions, including the approval of the Merger by our stockholders, as set forth in the Merger Agreement. The required conditions to closing may not be satisfied in a timely manner, if at all, or, if permissible, waived. If the Merger is not consummated for these or any other reasons, our business may be adversely affected and will be subject to a number of risks and consequences, including the following:

•	we may be required, under certain circumstances, to pay Americas Silver a termination fee of $4.0 million;

•	we must pay the substantial fees and expenses that we incurred related to the Merger, such as legal and accounting fees and expenses, even if the Merger is not completed and we may not be able to recover such fees and expenses from Americas Silver;

•	under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies, including our ability to enter into additional acquisitions or other strategic transactions;

•	matters relating to the Merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the Merger will be completed; and

•	we may experience negative reactions to the termination of the Merger from current or potential business partners, analysts, lenders and employees.

In addition, any delay in the consummation of the Merger, or any uncertainty about the consummation of the Merger, may adversely affect our ability to obtain other sources of financing and our future business, growth, revenue, liquidity and ability to execute our business strategy.

If the Merger Agreement is terminated, we will be required to repay the Debenture.

If the Merger Agreement is terminated for any reason, we will be required to repay amounts outstanding under the Debenture to Americas Silver promptly following termination. Although we may elect to convert the principal and interest amounts of the Debenture into shares of our common stock under certain circumstances permitted in the Debenture, in many circumstances we will be required to repay outstanding amounts in cash. There can be no certainty that we will have the financial capacity to repay the Debenture when due, or at all. If we convert the outstanding amounts under the Debenture into shares of our common stock our current stockholders will be diluted. In addition, such conversion may trigger certain anti-dilution protections in the terms of the Series E Preferred Stock, further diluting holders of our common stock.

Compliance with the terms of the Merger Agreement in the interim could adversely affect our business.

As a result of the pending Merger: (a) the attention of management and employees has been and will continue to be diverted from day-to-day operations as they focus on matters relating to the Merger and preparation for integrating our operations with those of Americas Silver; (b) the restrictions and limitations on the conduct of our business pending the Merger have and will continue to disrupt or otherwise adversely affect our business, and may not be in the best interests of us if we were to have to act as an independent entity following a termination of the Merger Agreement; and (c) our ability to retain existing employees may be adversely affected due to the uncertainties created by the Merger. Any delay in consummating the Merger may exacerbate these issues.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of us.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, encourage, facilitate or discuss competing third-party proposals to acquire shares or assets of us. In addition, our directors, officers and certain shareholders holding an aggregate of approximately 34% of the issued and outstanding shares of our common stock and approximately 88% of the issued and outstanding shares of Series E Preferred Stock have entered into support agreements with Americas Silver pursuant to which they have agreed to vote in favor of the Merger. These provisions and the support agreements could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Pershing Gold from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share, cash or market value than the Merger consideration proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the $4.0 million termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated by us, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

The consummation of the merger between us and Americas Silver could affect the value of your investment in us.

Pursuant to the Merger Agreement, at the closing of the Merger our stockholders will exchange their shares of our common stock and Series E Convertible Preferred Stock for shares of Americas Silver common stock or preferred shares, as applicable. There are a number of additional risks related to the Merger (including any failure to complete the Merger), the potential combined company following the Merger and the business of Americas Silver that may affect your investment in us or the potential combined company.

These risks include, without limitation, the following:

•	the exchange ratio will not be adjusted in the event of any change in either our stock price or Americas Silver’s stock price;

•	because the Merger will be completed after the date of the Special Meeting, at the time of our Special Meeting, the exact market value of the Americas Silver common shares that our stockholders will receive, or be eligible to receive, upon completion of the Merger could be higher or lower than the market value at the time of the Special Meeting;

•	the Merger is subject to a number of conditions, including the receipt of consents and clearances from regulatory authorities that may not be obtained, may not be completed on a timely basis or may impose conditions that could have an adverse effect on us or Americas Silver;

•	if the Merger does not qualify as a reorganization under Section 368(a) of the Code or is otherwise taxable to holders of our common stock, stockholders may be required to pay substantial U.S. federal income taxes as a result of completion of the Merger;

•	the rights of our shareholders who become Americas Silver shareholders in the Merger will be governed by the Canada Business Corporations Act (“CBCA”) and subject to Americas Silver’s articles of incorporation and Americas Silver’s bylaws;

•	the market price of Americas Silver’s common shares has been, and may continue to be, volatile;

•	our current stockholders will have reduced ownership and voting interests after the Merger;

•	any delay in completing the Merger may reduce or eliminate the benefits expected to be achieved thereunder;

•	uncertainties associated with the Merger may cause a loss of management personnel and other key employees which could adversely affect the future business and operations following the Merger;

•	the expected benefits of the Merger may not be realized;

•	the obligations and liabilities of Americas Silver, some of which may be unanticipated or unknown, may be greater than anticipated, which may diminish the value of Americas Silver’s common shares;

•	Pershing and Americas Silver expect to incur substantial expenses related to the Merger and the integration of the two companies;

•	Pershing and Americas Silver may be unable to integrate their respective businesses successfully;

•	Americas Silver’s future results will suffer if it does not effectively manage its expanded operations following the Merger;

•	the market price of Americas Silver’s common shares after the consummation of the Merger may be affected by factors different from those affecting Americas Silver’s common shares or our common stock prior to consummation of the Merger; and

•	third parties may terminate or alter existing contracts with us and Americas Silver.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

None.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

2.1	Agreement and Plan of Merger dated September 28, 2018(incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2018)
3.1	Certificate of Designation for Series E Convertible Preferred Stock, as amended on September 28, 2018.
4.1	Convertible Secured Debenture dated October 1, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2018)
10.1	Form of Director and Officer Support Agreement dated September 28, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2018)
10.2	Amendment to Fourth Amended Compensation Agreement, dated September 28, 2018, between Pershing Gold Corporation and Eric Alexander (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2018) +
10.3	Amendment to Offer Letter, dated September 28, 2018, between Pershing Gold Corporation and Tim Janke (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2018) +
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

*	Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pershing Gold Corporation

Date: November 2, 2018	By:	/s/ Stephen Alfers
Stephen Alfers
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2018	By:	/s/ Eric Alexander
Eric Alexander
Vice President Finance and Controller
(Principal Financial Officer)

