Form 10-K
period 2018-12-31
Pershing Gold Corp.
filed 2019-04-02
CIK 1432196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-37481

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b-2 of the Exchange Act). (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018 was approximately $34.7 million, based on the closing price of the registrant’s common stock of $1.84 per share on the Nasdaq Global Market on June 29, 2018.

The number of shares of common stock outstanding on April 1, 2019 was 33,686,921.

DOCUMENTS INCORPORATED BY REFERENCE

None.

References to “the Company,” “our,” “we,” or “us” mean Pershing Gold Corporation and, unless otherwise specified, its subsidiaries. Many of the terms used in our industry are technical in nature. We have included a glossary of some of these terms below.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this annual report on Form 10-K may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include statements relating to our plans to undergo a merger with Americas Silver Corporation, future management of Pershing Gold by Americas Silver Corporation, our shareholders’ investment in Americas Silver Corporation upon consummation of the merger, Americas Silver Corporation’s ability to finance and operate Relief Canyon Mine and return value to our shareholders, the conclusions of a feasibility study and related studies, the timing of any gold production, our mineralized material estimate, further permitting and development efforts required to advance the Relief Canyon Mine to various phases of production, expectations and the timing and budget for exploration and future development of our Relief Canyon properties, our planned expenditures for 2019, our estimates of the cost of future permitting changes and additional bonding requirements, future exploration plans, the estimated preliminary internal economics for the Relief Canyon Mine, our expected cash needs, our ability to fund our business with our current cash reserves based on our currently planned activities and statements concerning our financial condition, our plans with respect to future financing options, our anticipation of future environmental impacts, business and operating strategies, and operating and legal risks.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

•	Risks relating to the planned merger with Americas Silver Corporation, regulatory approval, management of Pershing Gold by Americas Silver Corporation, Americas Silver Corporation’s ability to finance and operate the Relief Canyon Mine, determining the feasibility and economic viability of commencing mining, our ability to fund future exploration costs or purchase additional equipment, and our ability to obtain or amend the necessary permits, consents, or authorizations needed to advance expansion of the deposit or recommissioning of the gold processing facility;

•	Risks related to the Relief Canyon properties other than the Relief Canyon Mine, including our ability to advance gold exploration, discover any deposits of gold or other minerals which can be mined at a profit, maintain our unpatented mining claims and millsites, commence mining, obtain and maintain any necessary permits, consents, or authorizations needed to continue exploration, and raise the necessary capital to finance exploration and potential expansion;

•	Our ability to acquire additional mineral targets;

•	Our ability to obtain additional external funding;

•	Our ability to achieve any meaningful revenue;

•	Our ability to engage or retain geologists, engineers, consultants and other key management and mining personnel necessary to successfully operate and grow our business;

•	The volatility of the market price of our common stock or our intention not to pay any cash dividends in the foreseeable future;

•	Changes in any federal, state or local laws and regulations or possible challenges by third parties or contests by the federal government that increase costs of operation or limit our ability to explore on certain portions of our property;

•	Decreases in the market price for gold and economic and political events affecting the market prices for gold and other minerals which may be found on our exploration properties; and

•	The factors set forth under “Risk Factors” in Item 1A of this annual report on Form 10-K.

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

Merger Agreement

On September 28, 2018, we entered into an Agreement and Plan of Merger with Americas Silver Corporation (“Americas Silver”) and R Merger Sub, Inc., a wholly-owned subsidiary of Americas Silver (“Merger Sub”), which agreement was amended on March 1, 2019 (as amended, the “Merger Agreement”). Under the terms of the Merger Agreement, we will merge with and into Merger Sub, with Pershing Gold Corporation being the surviving corporation and becoming a wholly-owned subsidiary of Americas Silver (the “Merger”).

In connection with the Merger, our common stockholders will be issued 0.715 Americas Silver common shares for each share of our common stock (the “Common Stock Exchange Ratio”). Holders of our Series E Convertible Preferred Stock (“Series E Preferred Stock”) have been given the option to (a) convert their shares of Series E Preferred Stock into our common shares immediately before the closing and exchange those common shares for Americas Silver common shares at the Common Stock Exchange Ratio, or (b) exchange their Series E Preferred Stock for non-voting preferred stock of Americas Silver (“Americas Silver Preferred Shares”) at a ratio of 461.440 Americas Silver preferred shares for each share of Series E Preferred Stock (the “Preferred Stock Exchange Ratio”).

On January 9, 2019, the Merger was approved by (i) preferred shareholders holding at least 75% of our preferred shares, voting as a separate class, and (ii) a majority of the voting shares held by our common shareholders and preferred shareholders, voting together as a single class. The issuance of the Americas Silver shares in connection with the Merger was also approved by Americas Silver’s shareholders on January 9, 2019.

Completion of the Merger will be subject to the satisfaction of other customary closing conditions, including, among others, the receipt of certain regulatory approvals necessary for the completion of the Merger. On April 1, 2019, the Committee of Foreign Investment in the United States (“CFIUS”) completed its review of the Merger and CFIUS determined that there are no unresolved national security concerns with respect to the transaction.

The Merger Agreement contains certain termination rights for both us and Americas Silver, including in the event that the Merger is not consummated by June 1, 2019.

Convertible Debenture

Concurrent with the execution of the Merger Agreement, we entered into a Convertible Secured Debenture with Americas Silver (the “Debenture”), effective October 1, 2018, that allows us to borrow up to $4,000,000 from Americas Silver. The interest rate is 16% per year on the amount drawn, accrued and compounded monthly. The loan will mature on June 1, 2019, or September 1, 2019 if we have exercised an option to extend maturity. As of April 1, 2019 we had drawn approximately $2.78 million on the Debenture and accrued interest of approximately $133,000.

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

We significantly expanded our Relief Canyon property position in 2012 with the acquisition of approximately 23,000 additional acres of unpatented mining claims and leased and subleased lands around the Relief Canyon Mine and south of the Relief Canyon Mine.  We refer to this expanded property position as the “Relief Canyon properties.” In early 2015, we acquired 74 mining claims near the Relief Canyon Mine on which the processing facilities are located that we had previously leased from Newmont USA Ltd. (“Newmont”), and we entered into a new mining lease directly with the owner of approximately 1,600 acres of fee land that we had previously subleased from Newmont pursuant to a Mining Lease and Sublease dated June 15, 2006 (“2006 Lease Agreement”). Newmont was granted a 2% net smelter return on the claims and fee lands that were subject to the 2015 transaction; in June 2018 Newmont assigned this royalty interest to Maverix Metals (Nevada) Inc. (“Maverix”). In 2018, we exercised a right of first offer (“ROFO”) to purchase all of Newmont’s right, title, and interest in, to, and under the 2006 Lease Agreement. By exercise of the ROFO and the closing of a Purchase and Sale Agreement dated August 27, 2018 (“2018 PSA”), between the Company and Newmont, we acquired all of the assets then held under the 2006 Lease Agreement and it terminated. Assets acquired under the 2018 PSA include (i) 81 unpatented lode claims, (ii) 320 acres of private minerals (subject to an underlying 2.125% NSR royalty payable to New Nevada Resources, LLC); (iii) assignment of a Mining Lease dated effective December 31, 2014 between New Nevada Resources, LLC and New Nevada Lands, LLC (collectively “New Nevada”), covering approximately 2,458.88 acres of private lands subject to a 2.5% NSR royalty payable to New Nevada, and other customary terms and conditions. Most of the Relief Canyon Mine properties are subject to a 2% net smelter return royalty payable to either RG Royalties, LLC, a subsidiary of Royal Gold, Inc. or Maverix. In March 2017, we entered into a mining sublease with Newmont covering 960 acres of fee land leased by Newmont from New Nevada, which further consolidated our land holdings in the Pershing Pass area south of the Relief Canyon Mine. In June 2018 Newmont assigned its rights in and to the 2017 mining sublease, and to the underlying New Nevada lease (partial), with respect to the subleased 960 acres to Maverix, with Maverix now the sub-lessor. In January 2019 the Company and Maverix amended the mining sublease to recognize the Company and Maverix as the current parties to the sublease, amend the work commitment schedule, and various notice and reporting requirements.

Since we acquired the Relief Canyon Mine property in 2011, we have drilled a total of 550 drill holes totaling approximately 325,000 feet at the Relief Canyon properties. Our exploration efforts have been focused primarily on expanding the known Relief Canyon Mine deposit. Our 2011-2013 exploration drilling programs expanded the deposit. We began a drilling program in 2014 which we completed in early 2015. In this program, we drilled a total of 134 core holes, totaling approximately 74,000 feet, for the purpose of extending and upgrading the current deposit. The 2014 drill results included some gold intercepts at significantly higher grades than the average historic grade of the Relief Canyon Mine deposit of approximately one gram of gold per ton. We conducted the 2015 drilling program from May 2015 through December 2015, which demonstrated that the high-grade zone in the North Target Area has continued south under the North Pit and that the higher-grade L Zone of the Relief Canyon Mine deposit is geologically open to the west, south and southwest. In November 2016, we completed Phase 1 of our 2016 drilling program, which included 22 core holes, totaling approximately 15,000 feet. In November 2016, we commenced Phase 2 drilling and completed this drilling in December 2016, which included nine core holes totaling approximately 8,000 feet. During 2017, we drilled an additional 15 holes, totaling approximately 5,800 feet at our Blackjack Project Area, located approximately nine miles south of the Relief Canyon Mine. The 2018 drilling program focused on four target areas of the Relief Canyon properties: the West Step-out area, the North East Pit, the Main Zone, and the South East Lightbulb Pit. The budget for the 2018 drilling program was approximately $2.7 million, and included 38 core holes with 31,000 feet completed.

Feasibility Study and Mineralized Material Estimate

On May 24, 2018, Mine Development Associates of Reno, Nevada (“MDA”) completed a feasibility study on the Relief Canyon Mine. The feasibility study included an estimate of mineralized material at the Relief Canyon Mine deposit, calculated at a cut-off grade of 0.005 ounces of gold per ton for oxide material, 0.01 ounces of gold per ton for mixed material and 0.02 ounces of gold per ton for sulfide material. Silver grades were only available for a portion of the deposit. The database used for the mineralized material estimate described below includes 419 core holes and 676 reverse circulation holes for a total of 482,755 feet, of which 415 core holes and 89 reverse circulation holes were drilled by us from 2011 to September 2016.

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

 The feasibility study indicated the possibility of a viable mine and recommended that work should continue on advancing the project to a production decision. The recommended advancement work would include additional drilling to improve the knowledge of the deposit, and obtaining silver assays for continuous mineralized intervals from past core drilling and new drilling so that more silver values can be added to the economic analysis for the mine.

Permitting

We have all of the state and federal permits necessary to start mining and heap-leach processing operations at the Relief Canyon Mine. We have planned a two-phase permitting and development scenario for the project. Phase I, which has been fully authorized under our permits, is the re-purposing of previously approved disturbance and creating new surface disturbance for expanded mining to a pit bottom elevation of 5,080 feet, partial backfilling of the Phase I pit to approximately 20 feet above the historical groundwater elevation to eliminate a pit lake, expanded exploration operations, full build-out of the heap leach pad to accommodate leaching of the Phase I ore, and construction of a new waste rock storage facility. Phase II would include additional mine expansion activities and would allow mining further below the water table. We used the mine plan in the May 2018 feasibility study as the basis for the Phase II permit applications, which were submitted in June 2018.

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

In order to commence mining at Relief Canyon, based on the estimates contained in the feasibility study, we currently expect to incur capital expenditures and working capital expenditures of approximately $38 million. This estimate is exclusive of general and administrative expenses and other exploration costs that will be incurred by us. This estimate assumes that we would utilize a contract miner to mine ore at the pit and deliver it to the crusher.

There are no assurances that we will be successful in raising sufficient financing to commence production at Relief Canyon. Moreover, if the Merger with Americas Silver closes, the ultimate decision on when or if to put the mine into production will be made by the Americas Silver board of directors.

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
T26N R5E
T26N R33E
T26N R34E
Legend
Leased Fee Land-2019
Subleased Fee Land-2019
Owned Claims-2019
Leased Claims-2019
Optioned Fee Land-2019
Owned Fee Minerals-2019
N
0 0.5 1 2 Miles

Figure 1: Relief Canyon properties, excluding the Coal Canyon project

RELIEF CANYON MINE
COAL CANYON PROJECT
27N 32E
27N 33E
N
Coal Canyon Project
Legend
Leased Fee Land
Leased Claims
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

Title and Ownership Rights

Our property rights currently total approximately 29,000 acres and are comprised of approximately 1,137 owned unpatented mining claims, 120 owned millsite claims, 62 leased unpatented mining claims, and 6,586 acres of leased, 960 acres of subleased private lands, and 320 acres of owned private minerals. In January 2015, we acquired certain mining claims from Newmont, entered into a new mining lease on private, or fee, lands that we previously subleased from Newmont, and amended the 2006 Minerals Lease and Sublease with Newmont with respect to certain other portions of the Relief Canyon properties. The above summary of property units, and Map Figure 2 below also reflect the land status changes resulting from the Company’s 2018 exercise of its right of first offer (“ROFO”) to purchase all of Newmont’s right, title, and interest in, to, and under the 2006 Lease Agreement. By exercise of the ROFO and the closing of a Purchase and Sale Agreement dated August 27, 2018, between the Company and Newmont, the Company acquired all of the assets then held under the 2006 Lease Agreement and the Agreement terminated. These transactions, which did not increase the size of our Relief Canyon property position, aare described below. In March 2017, we entered into a mining sublease with Newmont covering 960 acres of fee land leased by Newmont from New Nevada, which further consolidated our land holdings in the Pershing Pass area south of the Relief Canyon Mine. In June 2018 Newmont assigned its rights in and to the 2017 mining sublease, and to the underlying New Nevada lease (partial) with respect to the subleased 960 acres to Maverix, with Maverix now the sub-lessor. In January 2019 the Company and Maverix amended the mining sublease to recognize the Company and Maverix as the current parties to the sublease, and to amend the work commitment schedule and various notice and reporting requirements. We also control options to purchase two 40 acre parcels of fee land in the same vicinity. In December 2017, we entered into two mining leases in the Coal Canyon area, which is west of the Relief Canyon Mine, leasing an additional 43 unpatented claims, and 1,899 acres of fee land, as further described below under the heading “Coal Canyon Project”.

In order to maintain ownership of the unpatented mining claims and millsites at the Relief Canyon properties, we are required to make annual claim maintenance payments of $155 per mining claim or millsite to the Bureau of Land Management (the “BLM”), and to record in the county records an affidavit of payment of claim maintenance fees and notice of intent to hold and pay state and county recording fees of $12.00 per claim or millsite. Our total property maintenance costs for all of the unpatented mining claims and millsites for the Relief Canyon properties in 2018 was approximately $307,000, and we expect our land holding costs to be approximately $327,000 in 2019, which covers the cost of maintaining the additionally acquired claims, new leases covering both claims and fee lands, as noted herein, and an increase in the BLM claim maintenance fee which is anticipated to be adjusted for inflation in 2019.

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

 2018 Exercise Right of First Refusal – June 15, 2006 Lease Agreement

In 2018, we exercised the ROFO to purchase all of Newmont’s right, title, and interest in and under the Minerals Lease & Sublease dated June 15, 2006 between Newmont and Pershing Gold (as successor in interest), as amended (the “2006 Lease Agreement”) for $1,100,000. By exercise of the ROFO, and the closing of a Purchase and Sale Agreement dated August 27, 2018 (the “2018 PSA”) between us and Newmont, we acquired all of the assets then held under the 2006 Lease Agreement and the agreement terminated. By termination of the 2006 Lease Agreement, the area of interest established by the agreement also terminated. Assets acquired under the 2018 PSA include (i) 81 unpatented lode claims, (ii) 320 acres of private minerals (subject to an underlying 2.125% NSR royalty payable to New Nevada Resources, LLC); (iii) assignment of a Mining Lease dated effective December 31, 2014, between New Nevada Resources, LLC and New Nevada Lands, LLC (collectively “Owner”), covering approximately 2,458.88 acres of private lands subject to a 2.5% NSR royalty payable to Owner, and other customary terms and conditions under the Mineral Lease agreement; and (iv) termination of the 2006 Lease Agreement in its entirety, without any further force or effect.

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

A second mining lease with Owner covers 1,899 acres of fee land. The lease contains customary terms and conditions, with a primary term of twenty years, which may be extended by us, with annual advance royalty payments to Owner starting at $10 per acre capping at $25 per acre, which payments are recoupable against a 3% net smelter return royalty. This royalty can be reduced by one percent of net smelter return in exchange for a payment of $1 million, and also includes a conditional purchase option at a price of $500 per acre.

Royalties

As currently defined by exploration drilling, most of the Relief Canyon deposit is located on property that is subject to a 2% net smelter return royalty, with a portion of the deposit located on property subject to net smelter return royalties totaling 4.5%.  The rest of the property is subject, under varying circumstances, to net smelter return royalties ranging from 2% to 5%.

The map below shows the royalties payable on the properties on which the current Relief Canyon Mine pits and processing facilities are located and the surrounding properties we now own or lease directly from New Nevada Resources, LLC and New Nevada Lands, LLC, as the result of the January 2015 and January 2018 transactions with Newmont (Maverix), New Nevada Resources, LLC and New Nevada Lands, LLC described above.

Pershing Pass Property

With the various noted property additions, the Pershing Pass property consists of over 765 unpatented mining claims (746 owned, 19 leased) covering approximately 12,900 acres and a mining lease covering approximately 635 acres of fee land.  The Pershing Pass property includes approximately 490 unpatented lode mining claims covering approximately 9,700 acres that we acquired from Silver Scott Mines in March 2012 and approximately 283 unpatented lode mining claims covering about 5,660 acres owned directly by Victoria Resources (US) Inc., a wholly-owned subsidiary of Victoria Gold Corp., prior to our purchase (collectively, “Victoria”). Victoria has reserved a 2% net smelter return royalty on the 221 claims that are located outside the area of interest related to the prior 2006 Lease Agreement, which area of interest was terminated by the 2018 ROFO exercise, discussed above.  The Pershing Pass property also includes 17 unpatented mining claims acquired from a third party in April 2012 subject to a 2% net smelter return royalty, 17 unpatented mining claims that we located in mid-2012, and approximately 635 acres of private lands that we leased in December 2012.  The primary term of the lease is ten years, ending in December 2022, which may be extended as long as mineral exploration, development or mining work continues on the property. Production from the private lands covered by the lease is subject to a 2% net smelter return royalty on all metals produced other than gold, and to a royalty on gold indexed to the gold price, ranging from 2% at gold prices of less than $500 per ounce to 3.5% at gold prices over $1,500 per ounce. Prior to one year after commencement of commercial production, we can repurchase up to 3% of the royalty on gold production at the rate of $600,000 for each 1%. The Blackjack Project Area is located within the Pershing Pass property.

In September 2013, we entered into a lease agreement and purchase option for 19 unpatented mining claims (approximately 400 acres) in the Pershing Pass property. The lease grants us exclusive rights to conduct mineral exploration, development and mining and an exclusive option to purchase the claims. The primary term of the lease is ten years, which may be extended as long as mineral exploration, development, or mining work continues on the property. Production from the lease is subject to a 1% net smelter return royalty on precious metals and a one-half percent net smelter royalty on all other metals produced from the lease. Pursuant to a 2011 Deed of Royalty, the claims are also subject to an additional 2% net smelter return royalty on precious metals and a one percent net smelter royalty on all other metals (a total 3% on precious metals – 1.5% on other metals). Prior to production, we are required to pay a $10,000 annual advance minimum royalty payment to Nevada Select Royalties, Inc. The advance minimum royalty remains at $10,000 per year until September 2023 when the advance royalty payment increases to $12,500 per year. The advance royalty payment increases to $15,000 per year in September 2028 and then $20,000 per year in September 2033. The advance minimum royalty payments are due on or before the anniversary dates of the lease agreement. If we decide to exercise the purchase option, which is exercisable at any time, we can acquire the 19 unpatented mining claims for $250,000.

Maverix Pershing Pass Sublease

The March 2017 mining sublease with Newmont added 960 acres of fee land to our property holdings at Pershing Pass. In June 2018, Newmont assigned its rights in and to the 2017 mining sublease, and to the underlying 2014 New Nevada lease (partial), with respect to the subleased 960 acres, to Maverix, with Maverix now being the sub-lessor. In January 2019, the Company and Maverix amended the mining sublease to recognize the Company and Maverix as the current parties to the sublease, amend the work commitment schedule, and amend various notice and reporting requirements. Under the terms of the sublease, we have the exclusive right to prospect, explore for, develop, and mine minerals on these areas.  The sublease has an initial term of ten years and may be extended by us until December 3, 2034 and so long thereafter as any mining, development, or processing operations are being conducted continuously.  The subleased fee lands are owned by New Nevada Resources, LLC (“NNR”) and New Nevada Lands, LLC (“NNL”), and leased by Maverix under a December 2014 Mining Lease. The underlying 2014 lease contains customary terms and conditions, with a primary term of twenty years, which may be extended by us, and annual advance royalty payments to NNR and NNL, which payments are recoupable against a 2.125% net smelter return royalty payable to NNR and NNL.

The sublease calls for us to make minimum work expenditures for the first four years of the sublease, followed by annual advance minimum royalty payments to Maverix to maintain the sublease in good standing.  The sublease may be terminated any time after we have spent $500,000 toward a required $1.5 million work commitment within the first two years of the sublease. Otherwise, upon termination we must pay Maverix the difference between $500,000 and the costs already incurred by us towards the required work commitment. As of December 31, 2018, the most recent cost reporting date, the Company can credit approximately $270,000 in exploration expenditures already incurred against the $1.5 million work commitment. The sublease creates a 2.0% net smelter return royalty on all minerals, excluding industrial minerals, which have a 0.875% net smelter return produced from the subleased fee lands in favor of Maverix. The Maverix 2.0% net smelter return is in addition to the 2.125% net smelter return payable to NNR and NNL. The sublease also creates a 2.0% net smelter return royalty in favor of Maverix on minerals (excepting industrial minerals) produced from our claims located in Section 10 and 16 adjacent to the subleased fee lands.

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

We have an approved Plan of Operations from the BLM and a Reclamation Permit from the Nevada Division of Environmental Protection (“NDEP”) that authorizes mining, mineral processing and exploration drilling at the Relief Canyon Mine property. In March 2015, we submitted requests to the BLM and the NDEP to amend the Plan of Operations and the Reclamation Permit to allow us to expand the mine. In August 2016, the BLM approved our Environmental Assessment and Plan of Operations Modification, authorizing us to expand the pit boundary, deepen the pit, build a new waste rock storage area and heap leach pads, and increase the permissible drilling areas around the existing pits at the Relief Canyon Mine property. In December 2016, the NDEP approved our reclamation permit. Like the Plan of Operations, the state reclamation permit authorizes expansion and deepening of the pit, building new waste rock and heap leach facilities, and increases the permitted area of drilling. We estimate the annual cost of holding these permits to total approximately $40,000. NDEP issued the Water Pollution Control Permit Major Modification and Renewal, the Class I Air Quality Operating Permit to Construct, and the revised Class II air quality operating permits in February 2017. In 2017, we submitted minor modifications to BLM and NDEP for the Plan of Operations, the Reclamation Permit, and the Water Pollution Control Permit to optimize the configuration of the mining, heap leach pad, and ancillary facilities. As of December 2018, the agencies have approved the modified permit applications.

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

Additional permitting would be required in the future for the Phase II operations to mine further below the water table. BLM may require an Environmental Impact Statement to evaluate the impacts associated with mining below the water table. In fiscal year 2018, we spent approximately $750,000 for the continuation of studies for expansion below the water table and preparing and submitting the amended plan of operations modification.

As discussed above, we have an authorized Plan of Operations from the BLM and a Reclamation Permit from the NDEP, which authorized expansion of the pit, mineral processing, and our 2018 drilling program. We may need to secure a new or modified NDEP Reclamation Permit in order to conduct exploration activities on some of the private lands subleased from Newmont. We plan to apply for additional required permits to conduct our exploration programs as necessary. These permits would be obtained from the BLM, the NDEP or both agencies. Obtaining such permits will require the posting of additional bonds for subsequent reclamation of disturbances caused by exploration. Delays in the granting of permits or permit amendments are not uncommon, and any delays in the granting of permits may adversely affect our exploration activities.

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

Market for Gold

In the event that gold is produced from our property, we believe that wholesale purchasers for the gold would be readily available. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. Among the largest are Handy & Harman, Engelhard Industries and Asahi Refining. Historically, these markets are liquid and volatile.  In 2018 and through March 22, 2019, the London Fix AM high and low gold fixes were $1,360.25 and $1,176.70 per troy ounce, respectively, which represents an approximate 0.6% increase and 2.4% increase in gold prices as compared to the high and low gold price in 2017, respectively. Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including but not limited to:

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

Our investors should consider the following risk factors carefully, in addition to the other information contained in, or incorporated by reference into, this annual report on Form 10-K.

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

We are an exploration stage company and have conducted exploration activities only since 2011. We reported a net loss for the year ended December 31, 2018, and expect to incur operating losses for the foreseeable future.

Our evaluation of our Relief Canyon Mine property is primarily based on historical production data and on new exploration data that we have developed since 2011, supplemented by historical exploration data. Our plans for recommencing mining and processing activities at the Relief Canyon Mine property are still being developed, as are our exploration programs on the Relief Canyon expansion properties. Accordingly, we are not yet in a position to precisely estimate expected amounts of minerals, yields or values or evaluate the likelihood that our business will be successful. We have not earned any revenues from mining operations. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties and commencement of mining activities that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, costs and expenses that may exceed current estimates and the requirement for external funding to continue our business. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We reported a net loss of approximately $14.2 million for the year ended December 31, 2018. We expect to incur significant losses into the foreseeable future. Our monthly burn rate for all costs during 2018 was approximately $1.1 million, including $0.8 million for general and administrative costs (including all employee salaries, public company expenses, consultants, and land holdings costs) and $0.3 million for exploration activities. To pursue the commencement of mining and processing at Relief Canyon, additional external financing would be required. If we are unable to raise external funding, and eventually generate significant revenues from our claims and properties, we will not be able to earn profits or continue operations. We have no production history upon which to base any assumption as to the likelihood that we will prove successful, and it is uncertain that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

We spent approximately $13.7 million on our business and exploration during the year ended December 31, 2018. In addition to anticipated G&A and exploration costs in 2019, in order to commence mining at Relief Canyon, based on the estimates contained in the feasibility study, it would require capital expenditures and working capital expenditures of approximately $38 million. To pursue the commencement of production at Relief Canyon, additional external financing would be required. Such additional financing could include streaming, royalty financing, forward sale arrangements, debt offerings (including convertible debt), additional equity financing or other alternatives. In addition, even if we do not decide to pursue the commencement of production at Relief Canyon, we will be required to raise additional funds in order to finance our operations. We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds would prevent us from achieving our business objectives and would have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the market price of our common stock, resulting in possible further dilution to the book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

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

We are required under the terms of the leases covering some of our property interests to make annual lease payments and advance royalty and royalty payments each year. We are also required to make annual claim maintenance payments to the BLM and pay a fee to Pershing County in order to maintain our rights to explore and, if warranted, to develop our unpatented mining claims. If we fail to meet these obligations, we will lose the right to explore for gold and other minerals on our property. Our total annual property maintenance costs payable to the BLM and Pershing County for all of the unpatented mining claims and millsites in the Relief Canyon area in 2018 were approximately $220,000, and we expect our annual maintenance costs to be approximately $220,000 in 2019. Our lease payments, advance royalty and royalty payments and claim maintenance payments are described above under “Business and Properties” on page 5.

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

In June 2018, we submitted state and federal permit applications to expand the mine and the heap leach pad beyond the 21-million tons current capacity of the leach pad and to build an additional pond and waste rock storage areas to accommodate additional material. BLM may require an Environmental Impact Statement to evaluate the associated impacts with the expansion proposed in these permit applications. As with all permitting processes, there is substantial uncertainty about when and if the permits will be issued. There is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted or could be challenged by third parties, which could result in protracted litigation that could cause substantial delays, or may be granted in an unacceptable timeframe or cost too much. While permitting efforts have not encountered opposition to date, proposed mineral exploration and mining projects can become controversial and be opposed by nearby landowners and communities, which can substantially delay and interfere with the permitting process. Delays in or inability to obtain the necessary permits discussed above would result in unanticipated costs, which may result in serious adverse effects upon our business.

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

In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such comprehensive legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation, if it includes concepts that have been part of previous legislative proposals, could, among other things, (i) limit on the number of millsites that a claimant may use, discussed below, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims and millsites, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, (vi) impose royalties on gold and other mineral production from unpatented mining claims or impose fees on production from patented mining claims, (viii) require conversion of mining claims to mining leases, and (ix) impose a fee on the amount of material displaced at a mine. Further, such legislation, if enacted, could have an adverse impact on earnings from our operations, could reduce estimates of any reserves we may establish and could curtail our future exploration and development activity on our unpatented claims.

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

However, after an extended public comment period, the EPA issued a final rule on December 1, 2017 not to adopt the proposed rule, and not to impose additional financial assurance obligations on the hard rock mining industry. In 2018, a plaintiffs group comprised of several non-governmental organizations challenged EPA’s final rule (Idaho Conservation League et al. v. Andrew Wheeler et al.).

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

We have in the past relied on cash infusions primarily from Frost Gamma Investments Trust (“Frost Gamma”), Donald Smith, and one of our former directors, Barry Honig. During the year ended December 31, 2012, Frost Gamma provided approximately $4.6 million in consideration for the issuance of certain of our securities. In the year ended December 31, 2013, Mr. Honig provided approximately $5.6 million to us in consideration for the issuance of shares of our Series E Preferred Stock. Additionally, Mr. Honig and Frost Gamma provided approximately $1.9 million and $150,000, respectively, to us in consideration for the issuance of shares of common stock and warrants to purchase shares of common stock in July 2014 private placements. Mr. Honig invested $150,000 in a private placement of our common stock in October 2014, $2.5 million in an April 2015 private placement, $1.25 million in a February 2016 private placement, and $3.0 million in a December 2017 private placement. Mr. Smith invested $6 million in a March 2016 private placement. We can provide no assurances that these or any other significant investors will provide us with additional cash investments, which failure would detrimentally impact our cash availability and our ability to fund our operations.

Our principal stockholders, officers and directors own a substantial interest in our voting securities, and investors may have limited voice in our management.

Our principal stockholders, Barry Honig, Donald Smith, and Ruffer LLP (“Ruffer”), as well as our officers and directors, own, in the aggregate, in excess of approximately 53.2% of our voting securities, including shares of common stock issuable upon the conversion of our Series E Preferred Stock. As of April 1, 2019, Mr. Honig owned 13,269,621 shares, or approximately 36.0%, of our voting securities, Mr. Smith owned 3,257,930 shares, or approximately 8.8%, of our voting securities, and Ruffer owned 1,960,329 shares, or approximately 5.3%, of our voting securities. As of that date, our officers and directors owned 1,107,497, or approximately 3.0%, of our voting securities. Additionally, the holdings of our officers and directors may increase in the future upon exercise of options, warrants or convertible securities they may hold or be granted in the future or if they otherwise acquire additional shares of our common stock, including through grants under our employee benefit plans.

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

We are subject to the information and reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, as well as the listing rules of Nasdaq and the Toronto Stock Exchange (“TSX”).

The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately held. These costs for the years ended December 31, 2017 and December 31, 2018 were approximately $650,000 and $625,000 respectively. We estimate that these costs will be approximately $625,000 for the year ending 2019.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Although, as of December 31, 2018, management has concluded that our internal control over financial reporting is effective, there can be no assurance that our internal control over financial reporting will remain effective.

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

Conversions of our Series E Preferred Stock presently owned by our principal shareholders and others and exercise of options and warrants would have a dilutive effect on our common stock. As of March 27, 2019, we have reserved (i) 3,163,051 shares of our common stock that are issuable upon conversion of our Series E Preferred Stock at a conversion rate of one share of Series E Preferred Stock for approximately 353.571 shares of common stock (following an adjustment in the conversion ratio effective December 19, 2017), (ii) 1,383,671 shares of our common stock that are issuable upon exercise of options to purchase our common stock, (iii) 2,078,914 shares of our common stock that are issuable upon exercise of warrants to purchase our common stock, and (iv) 968,549 shares of our common stock that are issuable pursuant to restricted stock units upon vesting and/or upon termination of service or in connection with a change of control. In the event that we sell or otherwise dispose of our common stock at an effective price less than $2.80, the conversion rate will be adjusted and the number of shares of common stock issuable upon conversion of outstanding Series E Preferred Stock will increase. Further, any additional financing that we secure is likely to require the sale of additional common stock and the granting of rights, preferences or privileges senior to those of our common stock and will result in additional dilution of the existing ownership interests of our common stockholders.

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

Risks Related to the Merger

The Common Stock Exchange Ratio will not be adjusted in the event of any change in either our stock price or Americas Silver’s share price.

In the Merger, each share of our common stock will be converted into the right to receive 0.715 of an Americas Silver common share (subject to adjustment as described herein). This Common Stock Exchange Ratio will not be adjusted for changes in the market price of either our common stock or Americas Silver common shares that have occurred subsequent to the execution date of the Merger Agreement, being September 28, 2018, or occur prior to the closing of the Merger. Changes in the price of Americas Silver common shares prior to completion of the Merger will affect the value of the consideration that our common stockholders will receive on the closing date of the Merger. Share price changes may result from a variety of factors (many of which are beyond the control of Americas Silver and Pershing Gold), including, but not limited to, the following:

•	changes in Pershing Gold’s and Americas Silver’s respective businesses, operations, finances and prospects, or the market assessments thereof;

•	market assessments of the likelihood that the Merger will be completed, including related considerations regarding regulatory approvals of the Merger; and

•	general market and economic conditions, including fluctuations in the spot price of gold, silver or other precious metals and other factors generally affecting the price of our common stock and Americas Silver common shares.

The price of Americas Silver common shares at the closing of the Merger may vary from the price on the date the Merger Agreement was executed or on the date of this Annual Report on Form 10-K. As a result, the market value represented by the Common Stock Exchange Ratio will also vary. For example, based on the range of closing prices of Americas Silver common shares on the NYSE American during the period from September 28, 2018, the last trading day completed before public announcement of execution of the Merger Agreement, through April 1, 2019, the Common Stock Exchange Ratio represented a market value ranging from a low of  $0.89 to a high of  $1.83 for each share of our common stock.

Our stockholders will not know the exact market value of the Americas Silver common shares that they will receive or have a right to receive until completion of the Merger.

If the price of Americas Silver common shares increases prior to the closing of the Merger, our common stockholders will receive Americas Silver common shares that have a market value that is greater than the current market value of such shares. If the price of Americas Silver common shares decreases prior to the closing of the Merger, Our stockholders will receive Americas Silver common shares at closing that have a market value that is less than the current market value of such shares. Therefore, because the Common Stock Exchange Ratio will not be adjusted based on the market value of our common stock or Americas Silver common shares, Our stockholders cannot be sure at any given time of the market value of the consideration that will be paid to Our stockholders upon completion of the Merger.

Furthermore, because Americas Silver Preferred Shares will be convertible into Americas Silver common shares, holders of Series E Preferred Stock who exchange their stock for Americas Silver Preferred Shares will not know the derivative value of their Americas Silver Preferred Shares until the closing of the Merger.

The Americas Silver Preferred Shares will not be listed on any stock exchange.

Holders of Series E Preferred Stock may elect to receive Americas Silver Preferred Shares pursuant to the Merger. The Americas Silver Preferred Shares will not be listed on any exchange and there is currently no market through which the Americas Silver Preferred Shares may be sold. Holders of Series E Preferred Stock may, therefore, not be able to resell the Americas Silver Preferred Shares that they elect to receive in connection with the Merger. This may affect the price of the Americas Silver Preferred Shares in the secondary market (if one were to develop), the transparency and availability of trading prices and the liquidity of the Americas Silver Preferred Shares.

Failure to complete the Merger could negatively impact the market price of our common stock, future business and financial results.

If the Merger is not completed for any reason, Pershing Gold’s ongoing business and financial results may be adversely affected. In addition, if the Merger is not completed, Pershing Gold will be subject to a number of additional risks, including the following:

•	Under the terms of the Merger Agreement, in certain circumstances, if the Merger is not completed by reason of certain circumstances attributable to Pershing Gold, Pershing Gold will be required to pay a break fee of $4.0 million to Americas Silver;

•	The price of our common stock may decline to the extent that the current market price of the our common stock reflects a market assumption that the Merger will be completed and that the related benefits will be realized, or as a result of the market’s perceptions that the Merger was not consummated due to an adverse change in Pershing Gold’s business or financial condition;

•	Pershing Gold will continue to be liable to repay the amount outstanding under the Debenture to Americas Silver on the repayment dates agreed in the Debenture. Although in certain circumstances specified in the Debenture, each of Americas Silver and Pershing Gold may elect to convert the principal and interest amounts of the Debenture into shares of our common stock, in many circumstances Pershing Gold will be required to repay outstanding amounts in cash. There can be no certainty that Pershing Gold will have the financial capacity to repay the Debenture when due, or at all. If either Americas Silver or Pershing Gold elects to convert outstanding amounts under the Debenture into shares of our common stock, holders of our common stock will be diluted. In addition, conversion may trigger certain anti-dilution protections under the terms of the Series E Preferred Stock, further diluting holders of our common stock.

•	Whether or not the Merger is completed, the pending Merger could adversely affect Pershing Gold’s or Americas Silver’s operations because matters relating to the Merger require substantial commitments of time and resources by Pershing Gold’s and Americas Silver’s management and employees which could otherwise have been devoted to other opportunities that may have been beneficial to Pershing Gold or Americas Silver.

Pershing Gold and Americas Silver cannot guarantee when, or whether, the Merger will be completed, that there will not be a delay in the completion of the Merger or that all or any of the anticipated benefits of the Merger will be obtained. If the Merger is not completed or is delayed, Pershing Gold and/or Americas Silver may experience the risks discussed above which may adversely affect Pershing Gold’s and/or Americas Silver’s business, financial results and share price.

The application of interim operating covenants may restrict Pershing Gold’s or Americas Silver’s ability to pursue certain opportunities.

Pursuant to the Merger Agreement, each of Pershing Gold and Americas Silver has agreed to certain interim operating covenants intended to ensure that each of Pershing Gold and Americas Silver and their subsidiaries carry on business in the ordinary course of business consistent with past practice, except as required or expressly authorized by the Merger Agreement or any applicable law, or unless the prior written consent of the other party is obtained. These operating covenants cover a broad range of activities and business practices. Consequently, it is possible that a business opportunity will arise that is out of the ordinary course or is not consistent with past practices, and that, as applicable, Pershing Gold or Americas Silver will not be able to pursue or undertake the opportunity due to its covenants in the Merger Agreement unless the prior written consent of the other party is obtained (such consent not to be unreasonably withheld, conditioned or delayed).

The rights of our stockholders who become shareholders of Americas Silver (“Americas Silver Shareholders”) in the Merger will be governed by the Canada Business Corporations Act (the “CBCA”) and subject to Americas Silver’s articles of incorporation, as amended (“Americas Silver Articles” and Americas Silver bylaws (“Americas Silver Bylaws”).

Our stockholders who receive Americas Silver common shares in the Merger will become Americas Silver Shareholders. Americas Silver is a corporation existing under the laws of Canada. As a result, the rights of our stockholders who become Americas Silver Shareholders will be subject to the CBCA, the Americas Silver Articles and Americas Silver Bylaws, rather than being governed by the Nevada Revised Statutes and our articles of incorporation and bylaws, each as amended. There may be material differences between the current rights of our stockholders, as compared to the rights they will have as Americas Silver Shareholders.

These material differences may include, but are not limited to, the following:

•	Americas Silver had only one class of authorized shares, Americas Silver common shares, and in connection with the consummation of the Merger, the Americas Silver Articles were amended to create the Americas Silver Preferred Shares, and under the Americas Silver Articles, Americas Silver’s board of directors has the authority to issue an unlimited number of Americas Silver common shares;

•	pursuant to the CBCA, at least 25% of the directors of Americas Silver must be resident Canadians;

•	directors of Americas Silver may be removed only by a majority vote of the shareholders of Americas Silver whereas Pershing Gold directors may be removed only by two-thirds of the voting power of the our stockholders;

•	our articles of incorporation require a majority of the voting power to repeal or amend certain provisions, while the Americas Silver Articles require 66 2∕3 % of the votes cast, in person or by proxy, of the shares of Americas Silver to amend the Americas Silver Articles;

•	our bylaws provide that the presence, in person or by proxy, of the holders of a majority (over 50%) of the shares entitled to vote at any meeting of our stockholders shall constitute a quorum for the Merger of business while under the Americas Silver Bylaws, two shareholders entitled to vote at such meeting, whether present in person or represented by proxy, and holding not less than 10% of the total number of the issued Americas Silver common shares, shall constitute a quorum; and

•	the CBCA, being the corporate statute that governs Americas Silver, provides an oppression remedy that enables a court to make any order, including awarding money damages, appointing a receiver, dissolving the corporation, forcing the acquisition of securities and amending charter documents, to rectify matters that are oppressive or unfairly prejudicial to, or that unfairly disregard the interests of, any securityholder, creditor, director or officer of the corporation if an application is made to a court by a recognized complainant under the CBCA.

Risks Relating to Americas Silver Following Completion of the Merger

The market price of the Americas Silver common shares has been, and may continue to be, volatile, and our stockholders could lose all or part of their investment.

The market price of the Americas Silver common shares has fluctuated substantially, may continue to do so, and may be higher or lower than the initial price received upon the exchange. As a result, Americas Silver’s future stock price may be volatile. Over the twelve-month period ending on April 1, 2019, the market price of Americas Silver common shares on the TSX has ranged from a low of C$1.67 to a high of C$5.09. Over the twelve-month period ending on April 1, 2019, the market price of the Americas Silver common shares on the NYSE American stock exchange has ranged from a low of  $1.24 to a high of  $4.30. The market price of the Americas Silver common shares following the Merger will depend on a number of factors many of which are beyond Americas Silver’s control. These fluctuations could cause our stockholders to lose all or part of their investment in the Americas Silver common shares since our stockholders might be unable to sell their shares at or above the price initially received upon the exchange of shares of our common stock. Factors that could cause fluctuations in the market price of the Americas Silver common shares include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of mining stocks and/or the spot price of gold and silver;

•	changes in operating performance and stock market valuations of other precious or base metal mining companies generally, or those in Americas Silver’s industry in particular;

•	future capital raising activities of Americas Silver;

•	sales of Americas Silver common shares by holders thereof;

•	failure of securities analysts to maintain coverage of Americas Silver, changes in financial estimates by securities analysts who follow Americas Silver, or Americas Silver’s failure to meet these estimates or the expectations of investors;

•	the financial projections Americas Silver may provide to the public, any changes in those projections or Americas Silver’s failure to meet those projections;

•	the announcements by Americas Silver or its competitors of new projects or acquisitions or divestitures;

•	the public’s reaction to Americas Silver’s press releases, other public announcements and filings with the SEC and the applicable Canadian securities regulatory authorities;

•	rumors and market speculation involving Americas Silver or other companies in Americas Silver’s industry;

•	actual or anticipated changes in Americas Silver’s operating results or fluctuations in Americas Silver’s operating results;

•	actual or anticipated developments in Americas Silver’s business, Americas Silver’s competitors’ businesses or the competitive landscape generally;

•	litigation involving Americas Silver, Americas Silver’s industry or both, or investigations by regulators into Americas Silver’s operations or those of Americas Silver’s competitors;

•	announced or completed acquisitions of businesses by Americas Silver or Americas Silver’s competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to Americas Silver and its business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in Americas Silver’s management; and

•	general economic conditions and slow or negative growth of Americas Silver’s markets.

Current holders of our common stock will have reduced ownership and voting interests in Americas Silver after the Merger than they currently have in Pershing Gold.

Based on 33,686,921 shares of our common stock and 968,549 shares of our common stock issuable pursuant to Pershing Gold RSUs outstanding on April 1, 2019, and the Common Stock Exchange Ratio, it is anticipated that Americas Silver will issue approximately 24,332,633 Americas Silver common shares to our current common stockholders and certain of our preferred stockholders who have elected to convert their Series E Preferred Stock to our common stock prior to completion of the Merger, and 3,678,135 shares of Americas Silver Preferred Shares to our preferred stockholders who have elected to receive such Americas Silver Preferred Shares (not including Americas Silver common shares issuable upon conversion of a Pershing Gold Warrant to be exchanged in the Merger or issuable pursuant to outstanding Pershing Gold RSUs). Based on the number of Americas Silver common shares outstanding as of March 4, 2019, current Americas Silver Shareholders and current Pershing Gold common stockholders would own approximately 65.1% and 34.9% of Americas Silver common shares, respectively, upon the completion of the Merger, assuming no additional issuances of Americas Silver common shares or shares of our common stock between the record date and the effective time of the Merger. However, Americas Silver could issue up to 8,286,615 Americas Silver common shares upon the exercise of outstanding Americas Silver warrants and Americas Silver options prior to the effective time. In addition, it is expected that Americas Silver will issue 692,512 Americas Silver common shares in exchange for the currently outstanding 968,549 Pershing Gold RSUs. In addition, up to 15,889 Americas Silver common shares may be issuable upon exercise of an existing Pershing Gold Warrant. Based on the current market price of our common stock, it is not expected that any Americas Silver common shares will be issuable in connection with the cancellation of other warrants or stock options issued by Pershing Gold.

Our stockholders currently have the right to vote for the directors of Pershing Gold and on other matters affecting Pershing Gold. At the closing of the Merger, each of our stockholders who receives Americas Silver common shares will become a shareholder of Americas Silver. As a result, the percentage ownership of Americas Silver held by each of our current stockholders will be smaller than such stockholder’s percentage ownership of Pershing Gold prior to the Merger. The current Pershing Gold stockholders will, therefore, have proportionately less ownership and voting interests in Americas Silver following the Merger than they have now in Pershing Gold.

Any delay in completing the Merger may reduce or eliminate the benefits expected to be achieved thereunder.

In addition to the required regulatory approvals and clearances, the Merger is subject to a number of other conditions beyond Pershing Gold’s or Americas Silver’s control that may prevent, delay, or otherwise materially adversely affect its completion. It is not predicable whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause our stockholders not to realize some or all of the synergies and other benefits that are expected to be achieved if the Merger is successfully completed within its expected time frame.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees which could adversely affect the future business and operations following the Merger.

Following the completion of the Merger, Americas Silver will be dependent on the experience and industry knowledge of Americas Silver and the continuing Pershing Gold officers and other key employees to execute its business plans. Americas Silver’s success after the Merger will depend in part upon its ability to retain key management personnel and other key employees. Americas Silver’s and Pershing Gold’s current and prospective employees may experience uncertainty about their roles within Americas Silver following the Merger or other concerns regarding its operations following the Merger, any of which may have an adverse effect on Americas Silver’s ability to attract or retain key management and other key personnel. Accordingly, no assurance can be given that Americas Silver and Pershing Gold will be able to attract or retain key management personnel and other key employees until the Merger is consummated or following the Merger to the same extent that Americas Silver and Pershing Gold have previously been able to attract or retain such employees.

The integration of Americas Silver and Pershing Gold may not occur as planned.

The Merger Agreement has been entered into with the expectation that its successful completion will result in increased precious metal production and an enhanced platform for growth for Americas Silver following completion of the Merger. These anticipated benefits will depend in part on whether Americas Silver’s and Pershing Gold’s operations can be integrated in an efficient and effective manner. The integration of the two companies will present challenges to management, including the integration of systems and personnel of the two companies, and special risks, including possible unanticipated liabilities and unanticipated costs. As a result of these factors, it is possible that the cost reductions and synergies expected from the Merger will not be realized by Americas Silver. In addition, such synergies assume certain realized long-term metals prices and foreign exchange rates. If actual prices are below such assumed prices, the realization of potential synergies could be adversely affected.

Americas Silver and Pershing Gold may not realize the benefits of the Merger currently anticipated due to challenges associated with integrating the operations, technologies and personnel of Americas Silver and Pershing Gold.

The anticipated success of Americas Silver with respect to the Merger will depend in large part on the success of management of Americas Silver in integrating the operations, technologies and personnel of Pershing Gold with those of Americas Silver. The failure of Americas Silver to successfully integrate Pershing Gold, or the occurrence of any unanticipated operational problems or interruptions, expenses and liabilities could result in the failure of Americas Silver to realize the anticipated benefits of the Merger and could impair the results of operations, profitability and financial results of Americas Silver.

The overall integration of the operations, technologies and personnel of Pershing Gold into Americas Silver may also result in unanticipated operational problems, expenses, liabilities and diversion of management’s time and attention. There can be no assurance that Pershing Gold or Americas Silver will not incur additional material costs in subsequent periods to reflect additional costs associated with the Merger or that the benefits of the Merger will be realized.

The obligations and liabilities of Pershing Gold, some of which may be unanticipated or unknown, may be greater than anticipated, which may diminish the value of Pershing Gold to Americas Silver.

Pershing Gold’s obligations and liabilities, some of which may be unanticipated or unknown, or may be greater than anticipated, may not be reflected or reserved for in Pershing Gold’s historical financial statements. The obligations and liabilities of Pershing Gold could have a material adverse effect on Pershing Gold’s business, financial condition, or results of operations following the Merger. Americas Silver will not be able to realize any indemnification from Pershing Gold under the Merger Agreement with respect to obligations or liabilities of Pershing Gold, whether known or unknown. Any such liabilities could substantially reduce Americas Silver’s earnings and cash flows or otherwise materially and adversely affect its business, financial condition, or results of operations following the Merger.

Additional reporting requirements may apply if Americas Silver loses its status as a “foreign private issuer” under the Exchange Act.

Americas Silver is currently considered a “foreign private issuer” under the rules of the SEC. However, following completion of the Merger it is may lose its “foreign private issuer” status at future assessment dates. As a foreign private issuer, Americas Silver is subject to the reporting requirements under the Exchange Act applicable to foreign private issuers. Americas Silver is required to file its annual report on Form 40-F with the SEC at the time it files its annual information form with the applicable Canadian securities regulatory authorities. In addition, Americas Silver must furnish reports on Form 6-K to the SEC regarding certain information required to be publicly disclosed by Americas Silver in Canada or filed with the TSX and which was made public by the TSX, or regarding information distributed or required to be distributed by Americas Silver to its shareholders. Moreover, although Americas Silver is required to comply with Canadian disclosure requirements, in some circumstances Americas Silver is not required to file periodic reports and financial statements with the SEC as frequently or as promptly as U.S. companies whose securities are registered under the Exchange Act. Americas Silver is required to file financial statements in accordance with IFRS, and therefore does not file financial statements prepared in accordance with generally accepted accounting principles in the United States as do U.S. companies that file reports with the SEC. Furthermore, Americas Silver is not required to comply with the U.S. proxy rules or with Regulation FD, which addresses certain restrictions on the selective disclosure of material information, although it must comply with Canadian disclosure requirements. In addition, among other matters, Americas Silver’s officers, directors and principal shareholders are exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and the rules under the Exchange Act with respect to their purchases and sales of Americas Silver common shares. Americas Silver also presents information regarding mineral resources and reserves in accordance with Canadian National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”) rather than SEC Industry Guide 7 with which U.S. companies must comply. If Americas Silver loses its status as a foreign private issuer, it will no longer be exempt from such rules and, among other things, will be required to file periodic reports and financial statements with the content and in the form permitted as if it were a U.S. company, and incur additional costs to make such filings. Americas Silver does, however, file quarterly financial information under Canadian periodic reporting requirements for public corporations, which is accessible through the Internet at www.sedar.com, and will furnish such quarterly financial information to the SEC under cover of Form 6-K, which is available at www.sec.gov. Insiders of Americas Silver are generally required to disclose their trading in Americas Silver common shares within 5 days of the date of the trade and these trading activity reports can be accessed through the Internet at www.sedi.ca.

Pershing Gold and Americas Silver expect to incur substantial expenses related to the Merger and the integration of the two companies.

Americas Silver and Pershing Gold expect to incur significant transaction costs and significant synergy planning and integration costs in connection with the Merger. While Americas Silver has assumed that this level of expense will be incurred, there are many factors beyond its control that could affect the total amount or the timing of the Merger and integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. To the extent these Merger and integration expenses are higher than anticipated or are incurred at different times than anticipated, Americas Silver’s future operating results and financial condition may be materially adversely affected.

Americas Silver may be subject to significant capital requirements and operating risks associated with its expanded operations and its expanded portfolio of growth projects.

Americas Silver must generate sufficient internal cash flows and/or be able to utilize available financing sources to finance its growth and sustaining capital requirements. If Americas Silver does not realize satisfactory prices for the commodities that it produces, it could be required to raise significant additional capital through the capital markets and/or incur significant borrowings to meet its capital requirements. These financing requirements could adversely affect Americas Silver’s ability to access the capital markets in the future to meet any external financing requirements Americas Silver might have. If there are significant delays in terms of when any exploration, development and/or expansion projects are completed and producing on a commercial and consistent scale, and/or their capital costs were to be significantly higher than estimated, these events could have a significant adverse effect on Americas Silver’s results of operation, cash flow from operations and financial condition.

Americas Silver may need additional financing in connection with the implementation of its business and strategic plans from time to time after closing of the Merger. The exploration and development of mineral properties, including Relief Canyon, and the ongoing operation of mines require a substantial amount of capital and may depend on Americas Silver’s ability to obtain financing through joint ventures, debt financing, equity financing or other means. The combined entity may accordingly need further capital depending on exploration, development, production and operational results and market conditions, including the prices at which Americas Silver sells its production, or in order to take advantage of further opportunities or acquisitions. Americas Silver’s financial condition, general market conditions, volatile metals markets, volatile interest rates, a claim against Americas Silver, a significant disruption to Americas Silver’s business or operations or other factors may make it difficult to secure financing necessary for the expansion of mining activities or to take advantage of opportunities for acquisitions. Further, continuing volatility in the credit markets may affect the ability of Americas Silver, or third parties it seeks to do business with, to access those markets. There is no assurance that Americas Silver will be successful in obtaining required financing as and when needed on acceptable terms, if at all. If Americas Silver raises funding by issuing additional equity securities or securities convertible, exercisable or exchangeable for equity securities, such financing may substantially dilute the interests of the shareholders of Americas Silver and reduce the value of their investment.

In addition, Americas Silver’s mining operations and processing and related infrastructure facilities are subject to risks normally encountered in the mining and metals industry. Such risks include, without limitation, environmental hazards, industrial accidents, labor disputes, changes in laws, technical difficulties or failures, late delivery of supplies or equipment, unusual or unexpected geological formations or pressures, cave-ins, pit-wall failures, rock falls, unanticipated ground, grade or water conditions, flooding, periodic or extended interruptions due to the unavailability of materials and force majeure events. Such risks could result in damage to, or destruction of, mineral properties or producing facilities, personal injury, environmental damage, delays in mining or processing, losses and possible legal liability. Any prolonged downtime or shutdowns at Americas Silver’s mining or processing operations could materially adversely affect Americas Silver’s business, results of operations, financial condition and liquidity. See the information under the heading “Risk Factors” in Americas Silver’s Management’s Discussion and Analysis filed as an Exhibit to its Form 6-K for the fiscal year ended December 31, 2018 filed with the SEC on March 4, 2019.

Labor relations, employee recruitment, retention and pension funding issues may adversely affect Americas Silver’s operations.

Americas Silver may experience labor disputes, work stoppages or other disruptions in production that could adversely affect its operations. Americas Silver is dependent on its workforce at its material producing properties and mills. Americas Silver endeavors to maintain good relations with its workforce in order to minimize the possibility of strikes, lock-outs and other stoppages at the site. Relations between Americas Silver and its employees may be impacted by changes in labor relations which may be introduced by, among other things, employee groups, competing labor unions, and the relevant governmental authorities in whose jurisdictions Americas Silver carries on business. Many of Americas Silver’s employees at its operations are represented by a labor union under a collective labor agreement. Americas Silver may not be able to satisfactorily renegotiate the collective labor agreement when it expires. In addition, the existing labor agreement may not prevent a strike or work stoppage at Americas Silver’s facilities in the future, and any such work stoppage could have a material adverse effect on its earnings.

Americas Silver also hires its employees or consultants in Mexico to assist it in conducting its operations in accordance with Mexican laws. Americas Silver also purchases certain supplies and retains the services of various companies in Mexico to meet its business plans. It may be difficult to find or hire qualified people in the mining industry who are situated in Mexico or to obtain all the necessary services or expertise in Mexico or to conduct operations on its projects at reasonable rates. If qualified people and services or expertise cannot be obtained in Mexico, Americas Silver may need to seek and obtain those services from people located outside Mexico, which will require work permits and compliance with applicable laws and could result in delays and higher costs to Americas Silver to conduct its operations in Mexico. Recruiting and retaining qualified personnel is critical to Americas Silver’s success. The number of persons skilled in acquisition, exploration and development of mining properties is limited and competition for such persons is intense. As Americas Silver’s business activity grows, Americas Silver will require additional key executive, financial, operational, administrative and mining personnel. Although Americas Silver believes that it will be successful in attracting, training and retaining qualified personnel, there can be no assurance of such success. If Americas Silver is not successful in attracting and training qualified personnel, the efficiency of its operations could be affected, which could have a material adverse effect on Americas Silver’s results of operations and profitability. Americas Silver strongly depends on the business and technical expertise of its small group of management and key personnel. There is little possibility that this dependence will decrease in the near term. Key man life insurance is not in place on management and key personnel. If the services of Americas Silver’s management and key personnel were lost, it could have a material adverse effect on future operations.

The volatility in the equity markets over the last several years and other financial impacts have affected Americas Silver’s costs and liquidity through increased requirements to fund Americas Silver’s defined benefit pension plans for its employees. There can be no assurance that financial markets will sufficiently recover in the future with the effect of causing a corresponding reduction in Americas Silver’s future pension funding requirements. Furthermore, there can be no assurance that unforeseen changes in pensioner longevity, government regulation or other financial market uncertainties will not cause pension funding requirements to differ from the requirements projected by professional actuaries. Americas Silver intends to continue to fund its pension plan for hourly and salary employees of Americas Silver pursuant to all relevant regulatory requirements.

Americas Silver’s future results will suffer if it does not effectively manage its expanded operations following the Merger.

Following the Merger, the size of Americas Silver’s business will increase significantly. Its future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations, and associated increased costs and complexity. There can be no assurances that Americas Silver will be successful following the Merger.

The market price of Americas Silver common shares may be affected by factors different from those affecting Americas Silver common shares or our common stock prior to the consummation of the Merger.

Americas Silver’s mining methods and historical business differ from that of Pershing Gold. Accordingly, the results of operations of Americas Silver following completion of the Merger and the market price of Americas Silver common shares may be affected by factors different from those that previously affected the independent results of operations and the market price of the Americas Silver common shares or our common stock. The ability to produce, and level and timing of production at Americas Silver’s existing mines are different from those of Pershing Gold. These differences may lead to different production profiles in different price scenarios from Americas Silver’s production facilities, which could lead to adverse impacts on the market price for Americas Silver common shares.

Americas Silver is an “emerging growth company” and Americas Silver and Pershing Gold cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make Americas Silver common shares less attractive to investors.

Americas Silver is an “emerging growth company” as defined in the JOBS Act, whereas Pershing Gold is not an emerging growth company. Americas Silver will continue to qualify as an “emerging growth company” until the earliest to occur of: (a) the last day of the fiscal year during which Americas Silver has total annual gross revenues of US$1.07 billion or more; (b) the last day of the fiscal year of Americas Silver following the fifth anniversary of the date of the first sale of common equity securities of Americas Silver pursuant to an effective registration statement under the Securities Act, such as this proxy statement/prospectus; (c) the date on which Americas Silver has, during the previous 3-year period, issued more than US$1,000,000,000 in non-convertible debt; or (d) the date on which Americas Silver is deemed to be a “large accelerated filer”.

For so long as Americas Silver continues to qualify as an emerging growth company, it will be exempt from the requirement to include an auditor attestation report relating to internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act in its annual reports filed under the Exchange Act, even if it does not qualify as a “smaller reporting company”. In addition, section 103(a)(3) of the Sarbanes-Oxley Act has been amended by the JOBS Act to provide that, among other things, auditors of an emerging growth company are exempt from any rules of the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the registrant (auditor discussion and analysis).

Any U.S. domestic issuer that is an emerging growth company is able to avail itself of the reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and to not present to its stockholders a nonbinding advisory vote on executive compensation, obtain approval of any golden parachute payments not previously approved, or present the relationship between executive compensation actually paid and such issuer’s financial performance. In contrast, Pershing Gold is currently subject to all of these requirements. As a foreign private issuer, Americas Silver is not subject to such requirements, and will not become subject to such requirements even if Americas Silver ceases to be an emerging growth company, unless Americas Silver also ceases to be a “foreign private issuer”.

Until Americas Silver ceases to be an emerging growth company Americas Silver may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. Investors in Pershing Gold who are familiar with Pershing Gold’s reporting regime, may find Americas Silver common shares less attractive because Americas Silver relies on these exemptions. If some of Pershing Gold’s investors find Americas Silver common shares less attractive as a result, there may be a less active trading market for Americas Silver common shares and Americas Silver common share price may be more volatile.

Section 7874 of the Code may limit the ability of Pershing Gold, and U.S. persons related to Pershing Gold, to utilize certain U.S. tax attributes to offset certain U.S. taxable income, if any, generated by the Merger and the transactions contemplated by the Merger Agreement, or certain specified transactions for a period of time following the Merger.

Section 7874 of the Code may limit the ability of a U.S. corporation acquired by a foreign corporation, and U.S. persons related to the acquired U.S. corporation, to utilize certain U.S. tax attributes (including net operating losses and certain tax credits) to offset certain U.S. taxable income. Specifically, if the stockholders of the acquired U.S. corporation own, following an acquisition by a foreign corporation, at least 60%, but less than 80%, measured either by vote or by value, of the shares of the acquiring foreign corporation, the taxable income of the acquired U.S. corporation (and any U.S. person related to the U.S. corporation) for any given year, within a ten-year period beginning on the date of the acquisition will be no less than that person’s “inversion gain” for that taxable year. A person’s inversion gain includes gain from the transfer of shares, or any other property (other than property held for sale to customers), and income from the license of any property that is either transferred or licensed as part of the acquisition, or that is transferred or licensed to a non-U.S. related person after the acquisition.

Pursuant to the Merger Agreement, and subject to changes in the current share prices of Americas Silver common shares and shares of our common stock with respect to outstanding Pershing Gold and Americas Silver options and warrants, our stockholders are expected to own less than 60% of the vote and value of Americas Silver common shares after the Merger. As a result, under current law, we and U.S. persons related to us are not expected to be subject to such limitations on the use of U.S. tax attributes. However, there can be no assurance that there will not exist in the future a change in the facts or in the law that might cause us to be subject to such limitations, including with retroactive effect. Further, there can be no assurance that the IRS will agree with the position that the 60% ownership requirement is not satisfied.

Recent and future changes to U.S. tax laws could materially adversely affect us and Americas Silver.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and significantly revised the Code. The Tax Cuts and Jobs Act, among other things, reduces the backup withholding tax rate from 28% to 24% and contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), implementation of a “base erosion anti-abuse tax” which requires U.S. corporations to make an alternative determination of taxable income without regard to tax deductions for certain payments to affiliates, taxation of certain non-U.S. corporations’ earnings considered to be “global intangible low taxed income” repeal of the alternative minimum tax (“AMT”) for corporations and changes to a taxpayer’s ability to either utilize or refund the AMT credits previously generated, revision in the attribution rules relating to shareholders of certain “controlled foreign corporations”, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or elimination of many business deductions and credits. Notwithstanding the reduction in the U.S. corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain, and Pershing Gold or Americas Silver’s business and financial condition could be adversely affected. The impact of the Tax Cuts and Jobs Act on holders of Americas Silver common shares after the Merger is also uncertain and could be adverse. For example, recent changes in federal income tax law resulting in additional taxes owed by U.S. shareholders related to “controlled foreign corporations” may discourage U.S. investors from owning or acquiring (directly, indirectly or constructively) 10% or greater of outstanding Americas Silver common shares, which other shareholders may have viewed as beneficial or may otherwise negatively impact the trading price of Americas Silver common shares. Pershing Gold and Americas Silver are unable to predict what U.S. federal tax law may be proposed or enacted in the future or what effect such changes would have on Pershing Gold or Americas Silver’s business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect Americas Silver’s effective tax rates in the future where it has operations and have an adverse effect on its overall tax rate in the future, along with increasing the complexity, burden and cost of tax compliance. Our stockholders are urged to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding Americas Silver common shares.

If Americas Silver is, or becomes, a “passive foreign investment company,” adverse U.S. federal income tax consequences may result for U.S. shareholders of Americas Silver

U.S. holders of Americas Silver common shares or Americas Silver Preferred Shares should be aware that Americas Silver believes it was not classified as a passive foreign investment company (“PFIC”) for its tax year ended December 31, 2017, and based on current business plans and financial expectations, Americas Silver expects that it will not be a PFIC for the current tax year. Americas Silver has not made any determination as to its PFIC status for future tax years. PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the tax year in question, and is determined annually. Consequently, there can be no assurance that Americas Silver will not become a PFIC for any tax year during which U.S. holders own Americas Silver shares.

If Americas Silver is a PFIC for any year during a U.S. holder’s holding period, then such U.S. holder generally will be required to treat any gain realized upon a disposition of Americas Silver common shares or Americas Silver Preferred Shares, or any “excess distribution” received on its Americas Silver common shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution, unless the U.S. holder makes a timely and effective “qualified electing fund” election (“QEF Election”) or a “mark-to-market” election with respect to its Americas Silver common shares or Americas Silver Preferred Shares. A U.S. holder who makes a QEF Election generally must report on a current basis its share of Americas Silver’s net capital gain and ordinary earnings for any year in which Americas Silver is a PFIC, whether or not Americas Silver distributes any amounts to its shareholders. However, U.S. holders should be aware that there can be no assurance that Americas Silver will satisfy the record keeping requirements that apply to a QEF, or that Americas Silver will supply U.S. holders with information that such U.S. holders require to report under the QEF Election rules, in the event that Americas Silver is a PFIC and a U.S. holder wishes to make a QEF Election. Thus, U.S. holders may not be able to make a QEF Election with respect to their Americas Silver common shares or Americas Silver Preferred Shares. A U.S. holder who makes a mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Americas Silver common shares or Americas Silver Preferred Shares over the taxpayer’s basis therein. Each U.S. holder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the Merger and the acquisition, ownership, and disposition of Americas Silver common shares or Americas Silver Preferred Shares.

The Merger is expected to result in an ownership change for Pershing Gold under Section 382 of the Code, potentially limiting the use of Pershing Gold’s net operating loss carryforwards and certain other tax attributes in future years. In addition, Pershing Gold’s ability to use its net operating loss carryforwards may be further limited if taxable income does not reach sufficient levels.

As of December 31, 2018, Pershing Gold had approximately $88.6 million of net operating loss (“NOL”) carryforwards available to reduce U.S. federal taxable income in future years. Under Section 382 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period.

The Merger is expected to result in an ownership change under Section 382 of the Code for Pershing Gold, potentially limiting the use of Pershing Gold’s NOL carryforwards in future taxable years for U.S. federal income tax purposes. These limitations may affect the timing of when these NOL carryforwards can be used which, in turn, may impact the timing of when cash is used to pay the taxes of Pershing Gold and have a negative impact on Pershing Gold’s financial position and results of operations. In addition, Pershing Gold’s ability to use its NOL carryforwards will be dependent on its ability to generate taxable income.

The applicable Canadian and U.S. income tax laws may be changed or interpreted in a manner that is adverse to Americas Silver and its securityholders following completion of the Merger.

There can be no assurance that the Canada Revenue Agency (the “CRA”), the IRS or other applicable taxing authorities will agree with the Canadian and U.S. federal income tax consequences of the Merger, as applicable, as set forth in this proxy statement/prospectus. Furthermore, there can be no assurance that applicable Canadian and U.S. income tax laws, regulations or tax treaties will not be changed or interpreted in a manner, or that applicable taxing authorities will not take administrative positions, that is adverse to Americas Silver and its securityholders following completion of the Merger. Such taxation authorities may also disagree with how Americas Silver or Pershing Gold calculate or have in the past calculated their income for income tax purposes. Any such events could adversely affect Americas Silver, its share price or the dividends or other payments to be paid to Americas Silver’s securityholders following completion of the Merger.

The issuance of a significant number of Americas Silver common shares and resulting “market overhang” could adversely affect the market price of Americas Silver common shares after completion of the Merger.

On completion of the Merger, a significant number of additional Americas Silver common shares will be available for trading in the public market. The increase in the number of Americas Silver common shares may lead to sales of such Americas Silver common shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, Americas Silver Common Shares. The potential that an Americas Silver common shareholder may sell its Americas Silver common shares in the public market (commonly referred to as “market overhang”), as well as any actual sales of Americas Silver common shares in the public market, could adversely affect the market price of the Americas Silver common shares.

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

Recent Sales of Unregistered Securities

On February 23, 2018, the Company issued 85,135 shares of Common Stock upon the vesting of 85,135 restricted stock units to a former director of the Company. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On September 12, 2018, the Company issued 47,661 shares of Common Stock upon the vesting of 47,661 restricted stock units to a former director of the Company. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On January 10, 2019, the Company issued 10,000 shares of Common Stock upon the vesting of 10,000 restricted stock units to a former employee of the Company. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

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

Overview

During the year ended December 31, 2018, we focused primarily on continuing permitting and bonding; engineering and other work related to the potential commencement of mining at the Relief Canyon Mine; completion of our feasibility study; an expansion drilling program at the Relief Canyon Mine; financing efforts; and entering into the Merger Agreement with Americas Silver. An overview of certain significant events follows:

•	On April 1, 2019, the Committee of Foreign Investment in the United States (“CFIUS”) completed its review of the Merger and CFIUS determined that there are no unresolved national security concerns with respect to the transaction.

•	On January 9, 2019 we announced that we and Americas Silver each received the requisite shareholder approvals in respect of the Merger.

•	On September 28, 2018 we announced that we entered into a Merger Agreement with Americas Silver whereby holders of our common stock will receive 0.715 common shares of Americas Silver for each Pershing share by way of a share exchange (the “Common Stock Exchange Ratio”) and holders of our preferred shares may elect to exchange those shares for new non-voting preferred shares of American Silver at a ratio of 461.440 Americas Silver preferred shares for each share of Series E Preferred Stock (the “Preferred Stock Exchange Ratio”) or receive common shares of Americas Silver by converting our preferred shares to our common shares prior to consummation of the Merger.

•	On August 28, 2018 we completed the exercise of a right of first offer to acquire all of the Newmont USA Limited royalty and other rights on specific lands around our Relief Canyon project.

•	During the year ended December 31, 2018 we drilled 39 holes, totaling approximately 33,000 feet, at the Relief Canyon Mine. The objective of this drilling program is to expand the mineralized material at the Relief Canyon Mine.

•	During June 2018, we submitted the 2018 Plan of Operations Modification for the Phase II expansion of the mining and heap leach facilities to the Bureau of Land Management and the Nevada Department of Environmental Protection.

•	In May 2018 we completed a final positive feasibility study for the Relief Canyon Mine.

•	On April 23, 2018, we appointed Jeffrey G. Clevenger to our Board of Directors. Mr. Clevenger has over 40 years of experience in the mining industry.

•	During the first quarter, we commenced preliminary construction activities at the Relief Canyon Mine by hiring a contractor to perform initial ground clearing in preparation for potential construction.

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

In connection with the Merger, our common stockholders will be issued 0.715 Americas Silver common shares for each share of our common stock (the “Common Stock Exchange Ratio”). Holders of our Series E Convertible Preferred Stock (“Series E Preferred Stock”) will be given the option to (a) convert their shares of Series E Preferred Stock into our common shares immediately before the closing and exchange those common shares for Americas Silver common shares at the Common Stock Exchange Ratio, or (b) exchange their Series E Preferred Stock for non-voting preferred stock of Americas Silver at a ratio of 461.440 Americas Silver Preferred Shares for each share of Series E Preferred Stock (the “Preferred Stock Exchange Ratio”).

The Merger Agreement provides that, upon consummation of the Merger, Americas Silver will cause one nominee of Pershing to be appointed to the board of directors of Americas Silver. The Merger required approved by (i) preferred shareholders holding 75% of our preferred shares, voting as a separate class, and (ii) a majority of the voting shares held by the common shareholders and preferred shareholders, voting together as a single class on an as-converted basis. The issuance of the Americas Silver shares in connection with the Merger required approval by a majority of the Americas Silver shares voted at the meeting called for that purpose. On January 9, 2019, both companies held their respective special meetings whereby the Merger was approved by the requisite shareholders of both us and Americas Silver. Completion of the Merger remains subject to satisfaction or waiver of certain customary conditions. On April 1, 2019, the CFIUS completed its review of the Merger and determined that there are no unresolved national security concerns with respect to the transaction.

If the Merger Agreement is terminated because we accept a superior proposal, we will be obligated to pay a termination fee to Americas Silver in the amount of $4,000,000.

Convertible Secured Debenture

Concurrent with the execution of the Merger Agreement, we and Americas Silver entered into a Convertible Secured Debenture (“Debenture”), effective October 1, 2018, that entitles us to borrow up to $4,000,000 from Americas Silver, subject to certain conditions.

The interest rate is 16% per year on the amount drawn, accrued and compounded monthly. The loan will mature on June 1, 2019, or September 1, 2019 if we have exercised an option to extend maturity. As of December 31, 2018 we had drawn $1,977,205 against the Debenture. We paid original issuance cost of $85,000 in connection with this Debenture which is being amortized over the term of the note. We have recorded interest expense related to this Debenture amounting to $47,529 during the year ended December 31, 2018 and corresponding accrued interest of $47,529 as of December 31, 2018.

We intend to use the proceeds from the Debenture to fund our near-term working capital requirements, including permit advancements, ongoing property maintenance and corporate requirements.

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

The Debenture is secured by a lien on substantially all of our assets.

Results of Operations

Years ended December 31, 2018 and 2017

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the years ended December 31, 2018 and 2017.

Operating Expenses

Total operating expenses for the year ended December 31, 2018 as compared to the year ended December 31, 2017 were approximately $14.1 million and $12.7 million, respectively. The $1.4 million increase in operating expenses for the year ended December 31, 2018 is comprised of (i) a $2.0 million increase in exploration expenses on our Relief Canyon properties to approximately $3.2 million from $1.2 million in the prior period due to increased direct drilling activities during the current period, (ii) an increase in consulting fees of approximately $0.2 million to approximately $2.6 million from $2.4 million in the prior period related to increased consulting costs related to the completion of our feasibility study, (iii) an increase of approximately $0.7 million in general and administrative expenses to approximately $5.0 million from $4.3 million in the prior period related to increased legal fees and public company related expenses offset by (iv) a decrease of approximately $1.6 million in compensation to approximately $3.2 million from $4.8 million in the prior period as a result of decreased stock-based compensation in connection with restricted stock grants to employees.

Loss from Operations

We reported a loss from operations of $14.1 million and $12.7 million for the years ended December 31, 2018 and 2017, respectively. The increase in operating loss was due primarily to the increase in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately ($139,000) and ($370,000) for the years ended December 31, 2018 and 2017, respectively. The decrease in other income (expense) is primarily attributable to a decrease in interest expense and other financing costs due to the write-off of debt financing costs in the prior period.

Net Loss

As a result of the operating expense and other income (expense) discussed above, we reported a net loss of approximately ($14.2) million for the year ended December 31, 2018 as compared to a net loss of ($13.1) million for the year ended December 31, 2017.

Liquidity and Capital Resources

We reported a net loss of approximately $(14.2) million for the year ended December 31, 2018. We expect to incur significant losses into the foreseeable future and our monthly “burn rate” for the fiscal 2019 is expected to be approximately $0.7 million (including approximately $0.5 million for general and administrative costs (which administrative costs include transactional costs related to the Merger but exclude one-time costs contingently payable upon closing of the Merger) and approximately $0.2 million for exploration, permitting and additional work at the Relief Canyon Mine. These estimates of our liquidity are for the full 12-month period ending December 31, 2019. If the Merger is consummated at any time prior our costs can be expected to materially change based upon the plans of Americas Silver. In addition, and not included in the monthly burn, at or following the closing of the Merger an approximate $2.8 million in aggregate costs for employee severance and compensation agreements and $750,000 minimum success fee to Canaccord, our financial advisor, are due and payable.

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

As part of the Merger, Americas Silver agreed to provide us with a loan of up to $4 million to fund our working capital needs until the close of the Merger. The interest rate is 16% per year on the amount drawn, accrued and compounded monthly. The loan will mature on June 1, 2019, or September 1, 2019 if we have exercised an option to extend maturity. As of December 31, 2018 we had drawn $1,977,205 against the Debenture. We paid original issuance cost of $85,000 in connection with this Debenture which is being amortized over the term of the note.

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

The Debenture is secured by a lien on substantially all of our assets.

At December 31, 2018, our cash, cash equivalents and restricted cash totaled approximately $4.7 million. Our cash, cash equivalents and restricted cash decreased during the year ended December 31, 2018 by approximately $11.9 million from our cash, cash equivalents and restricted cash balance at December 31, 2017 of approximately $16.5 million. The decrease in cash, cash equivalents and restricted cash was primarily the result of cash used in operations of approximately $12.5 million that was comprised of costs for our feasibility study, continued permitting and additional work on the Relief Canyon Project, exploration expenditures on our Relief Canyon properties, and general and administrative expenses, including consultant fees, compensation costs, legal fees and public company expenses and cash used in investing activities of approximately $1.3 million that was comprised from the exercise of our right to purchase certain royalty interests owned by Newmont for $1.2 million and the purchase of property plant and equipment for approximately $0.1 million.

At December 31, 2018, we had approximately $1.0 million in cash and cash equivalents and approximately $3.7 million in restricted cash – noncurrent. The amount held as restricted cash – noncurrent consists of collateral under surface management bonds issued on our behalf and is therefore not available for general corporate purposes. Even if we draw down the full amount available under the Debenture of $4 million, we expect to require additional financing to fund our current operations if the Merger is not completed prior to the end of the second fiscal quarter of 2019. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

We plan the following expenditures for fiscal year 2019:

•	$5.7 million on general and administrative expenses, including transactional costs related to the Merger but excluding one-time costs payable contingent upon closing of the Merger, and including employee salaries, public company expenses, consultants, land holding costs and annual insurance premium renewals;

•	$1.8 million on additional work at the Relief Canyon properties including further metallurgy tests, geographic surveys and continued planning, engineering and design work to advance the Relief Canyon mine into production; and

•	$0.3 million for the continuation of studies for expansion below the water table and the amended plan of operations modification.

The actual amount we spend for our year ending 2019 may vary significantly from the amounts specified above if we decide to advance the Relief Canyon Mine toward production in 2019. Based on the estimates contained in the feasibility study, we currently expect to incur capital expenditures and working capital expenses of approximately $38 million. We are evaluating various sources of additional financing. No development decision with respect to the Relief Canyon Mine is expected to be made unless and until we are able to solidify our financing plans. Moreover, if the Merger is consummated, the timeline for any development decision with respect to the Relief Canyon Mine will be made by Americas Silver.

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. The additional funds necessary to fund the development of the Relief Canyon Mine may not be available to us on acceptable terms or at all.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires lessees to recognize right-of-use (“ROU”) assets and a lease liability for the rights and obligations created by most leases on the balance sheet. This update is effective for fiscal years, including interim periods, beginning after December 15, 2018. These changes become effective for our fiscal year beginning January 1, 2019.

We plan to adopt ASU 2016-02 using the modified retrospective transition approach with a cumulative-effect adjustment, which does not require us to adjust the comparative periods presented when transitioning to the new guidance on January 1, 2019. We have also elected to utilize the transition related practical expedients permitted by the new standard. By electing to utilize the practical expedients, we will not be required to reassess whether a contract is or contains a lease, will not need to separate lease and non-lease components for the majority of underlying asset classes, classify leases by operating or capital lease, may use hindsight in determining lease term, and will not reassess its land easements.

We have substantially completed our assessment regarding what the adoption of ASU 2016-02 will have on our consolidated financial statements. Based upon the contracts outstanding at December 31, 2018, the adoption of ASU 2016-02 will result in the recognition of additional ROU assets and lease liabilities relating to operating leases of approximately $122,000. We do not expect a material impact to the consolidated statements of operations or the consolidated statements of cash flows. We will provide additional qualitative and quantitative disclosures related to leasing arrangements beginning in the period of adoption.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line-item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Early adoption was permitted, including adoption in an interim period. We early adopted ASU 2016-18 for the three-month period ended December 31, 2017 and its adoption did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates Step 2 from the goodwill impairment test. When an indication of impairment was identified after performing the first step of the goodwill impairment test, Step 2 required that an entity determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) using the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU No. 2017-04, an entity would perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. An entity would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. In addition, an entity must consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. A public business entity that is a SEC filer should adopt the amendments in ASU No. 2017-04 for its annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. We do not believe the guidance will have a material impact on our consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260)”. The amendments in the update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Our adoption of this guidance on January 1, 2019 did not have a material impact on our consolidated results of operations, financial position and related disclosures.

In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities”. ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance is effective for us beginning after December 15, 2018, although early adoption is permitted. Our adoption of this guidance on January 1, 2019 did not have a material impact on our consolidated results of operations, financial position and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. Our adoption of this guidance on January 1, 2019 did not have a material impact on our consolidated results of operations, financial position and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We will be evaluating the impact this standard will have on our consolidated financial statements.

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

Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and present the financial statements of us and our wholly-owned subsidiaries. In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated.

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

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Vice President Finance and Controller, the effectiveness of our disclosure controls and procedures as of December 31, 2018.

Based on that evaluation, the Chief Executive Officer and Vice President Finance and Controller have concluded that, as of December 31, 2018, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Vice President Finance and Controller, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Vice President Finance and Controller, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective based upon these criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position with the Company
Stephen Alfers	73	Chief Executive Officer and President, Chairman of the Board of Directors
Eric Alexander	52	Vice President Finance and Controller
Timothy Janke	67	Chief Operating Officer
Jeffrey Clevenger	69	Director
Edward Karr	49	Director
Pamela Saxton	66	Director

Stephen Alfers. Mr. Alfers has served as our Chief Executive Officer and Chairman since February 2012 and as our President since August 2012. Mr. Alfers served as the President and Chief of U.S. Operations of Franco-Nevada Corporation from January 2010 to September 2011 and its Vice President (Legal) from December 2007 to December 2009. Mr. Alfers is the founder and, since 2007, the President of Alfers Mining Consulting, which performs consulting services from time to time for mining and exploration companies and investors in these industries, including providing continuing services from time to time for Franco-Nevada Corporation, with Mr. Alfers serving as an officer and director of certain of the U.S. subsidiaries of Franco-Nevada Corporation. Mr. Alfers served as the President and Chief Executive Officer of NewWest Gold Corporation, a publicly traded Canadian corporation listed on the Toronto Stock Exchange, from 2006 to 2007. Mr. Alfers also served on the board of directors of NewWest Gold Corporation from 2005 to 2007. Mr. Alfers served as President and Chief Executive Officer of the NewWest Resources Group from 2001 to 2005 and as President and Chief Executive Officer of NewWest Gold Corporation, a privately-held Delaware Corporation, from 2005 to 2006. Mr. Alfers founded Alfers & Carver LLC, a boutique natural resources law firm, in 1995, and served as its managing partner from 1995 to 2001. Mr. Alfers received a J.D. from the University of Virginia, an M.A. in Monetary Policy and Public Finance from the University of Denver and a B.A. in Economics from the University of Denver. Mr. Alfers was chosen to be a director of the Company based on his extensive mining industry and operational experience, and his mining industry legal expertise. Mr. Alfers is currently the chair of the Technical Committee.

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

Jeffrey Clevenger. Mr. Clevenger was appointed director on April 23, 2018. Mr. Clevenger has over 40 years of experience in the mining industry. Since March 2009, he has served as chairman of the board of Golden Minerals Company, also serving as its President from March 2009 to May 2015 and as its Chief Executive Officer from March 2009 to September 2015. Mr. Clevenger served as a director, president and chief executive officer of Apex Silver Mines Limited from October 2004 until March 2009. Mr. Clevenger worked as an independent consultant from 1999 when Cyprus Amax Minerals Company, his previous employer, was sold until he joined Apex Silver in 2004. Mr. Clevenger served as senior vice president and executive vice president of Cyprus Amax Minerals Company from 1993 to 1998 and 1998 to 1999, respectively, and as president of Cyprus Climax Metals Company and its predecessor, Cyprus Copper Company, a large integrated producer of copper and molybdenum with operations in North and South America, from 1993 to 1999. He was senior vice president of Cyprus Copper Company from August 1992 to January 1993. From 1973 to 1992, Mr. Clevenger held various technical, management and executive positions at Phelps Dodge Corporation, including president and general manager of Phelps Dodge Morenci, Inc. He is a member of the American Institute of Mining, Metallurgical and Petroleum Engineers and the Metallurgical Society of America. Mr. Clevenger holds a B.S. in Mining Engineering with Honors from the New Mexico Institute of Mining and Technology and is a graduate of the Advanced International Senior Management Program of Harvard University. Mr. Clevenger was selected to serve as a director due to his experience and expertise in the mining industry, including the operating, management, and executive positions he has held previously at several other mining companies. Mr. Clevenger is a member of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee.

Edward Karr. Mr. Karr was appointed to the Board of Directors in June 2015. Mr. Karr is an international entrepreneur and the founder of several investment management and investment banking firms based in Geneva, Switzerland. Since April 2016, he has been President and CEO of U.S. Gold Corp., a junior exploration company. From 2005 to June 2015, Mr. Karr was the Chief Executive Officer of RAMPartners SA, an investment advisory firm based in Geneva, Switzerland. Mr. Karr was also Managing Director of Strategic Asset Management SA and Managing Director of Strategic Swiss Advisors Sàrl, both Swiss asset management companies, from February 2013 to December 2015. Mr. Karr served as a director of Spherix Corporation from November 2012 to December 2014 and he served as a Director of Majesco Entertainment from September 2015 to December 2016. He is currently on the boards of Levon Resources Ltd. and U.S. Gold Corp. (formerly Dataram Corporation), and serves as chairman of the audit committee of Levon Resources Ltd. Mr. Karr previously worked for Prudential Securities in the United States. He has been in the financial services industry for over twenty years. Before his entry into the financial services arena, Mr. Karr was affiliated with the United States Antarctic Program and spent thirteen consecutive months working in Antarctica, receiving the Antarctic Service Medal. Mr. Karr studied at Embry-Riddle Aeronautical University, Lansdowne College in London, England and received a B.S. in Economics/Finance with Honors (magna cum laude) from Southern New Hampshire University. He is an Executive Committee member, past President and current Nominating Committee Chair of the American International Club of Geneva. Mr. Karr was selected to serve as a director due to his experience in capital markets and financial expertise. Mr. Karr is currently a member of the Audit Committee and serves as the chair of the Corporate Governance and Nominating Committee.

Pamela Saxton. Ms. Saxton has served as a director since October 2017. Ms. Saxton is a business executive with over 35 years of experience in domestic and international public company finance roles, primarily in mining, software and oil and gas. Ms. Saxton has held senior executive finance positions at several mining and oil and gas companies, most recently serving as Executive Vice President and Chief Financial Officer of Thompson Creek Metals Company Inc. from August 2008 to October 2016. Prior to 2008, Ms. Saxton was Vice President Finance—U.S. Operations of Franco-Nevada Corporation, Vice President and Chief Financial Officer of New West Gold Corporation, Vice President and Controller of Amax Gold Inc. and Assistant Controller of Cyprus Amax Minerals Inc. Ms. Saxton also was the Vice President and Controller-Payments Division of Western Union/First Data Corporation and served as Vice President of Finance, Corporate Controller and Chief Accounting Officer for J.D. Edwards & Company. Ms. Saxton began her career with Arthur Andersen & Company after receiving her Bachelor of Science in Accounting from the University of Colorado. Since September 1987, she has served as a Trustee and since January 2017 serves as Vice President for the Viola Vestal Coulter Foundation, which provides scholarships to various colleges and universities, with a focus on mining. She is also the Past Chair of the Board for the Colorado Association of Commerce and Industry, a state chamber of commerce. Ms. Saxton was selected to serve as a director due to her extensive mining, financial and governance and compliance expertise. Ms. Saxton serves as the chair of the Audit Committee and the Compensation Committee, and is a member of the Corporate Governance and Nominating Committee.

Family Relationships

There are no family relationships among the executive officers and directors.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings, as described in Item 401(f) of Regulation S-K, in the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our equity securities to file reports of ownership and changes in ownership of our equity securities with the SEC. Based on the information available to us for 2018, we believe that all applicable Section 16(a) filing requirements were met on a timely basis.

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

Audit Committee

We have a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee was formed in June 2015 and met four times during 2018 and acted two times by written consent. Our Audit Committee is currently comprised of Mr. Clevenger, Mr. Karr and Ms. Saxton, with Ms. Saxton serving as the chairperson. Mr. Morrison was the chair of the Audit Committee from June 2015 until his resignation in February 2018.

On February 23, 2018, Mr. Morrison resigned as a member of the Board of Directors and as the chair of the Audit Committee. Following the resignation of Mr. Morrison, the Audit Committee was reduced to two members. As a result, the Company was not compliant with Nasdaq Listing Rule 5605(c)(2), which requires that the Audit Committee consist of at least three members. On February 26, 2018, the Company notified Nasdaq of Mr. Morrison’s resignation and the resulting non-compliance. On March 8, 2018, we received a written notice from Nasdaq confirming the Audit Committee’s non-compliance with Listing Rule 5605(c)(2), and providing a period in which the Company could cure the non-compliance. The Board appointed Mr. Clevenger to the Board and the Audit Committee on April 23, 2018, and the Company notified Nasdaq it had regained compliance with Nasdaq Listing Rule 5605(c)(2) on April 24, 2018.

 Our Board of Directors has determined each of the members of the Audit Committee is, and Mr. Morrison was, independent and financially sophisticated, as defined by the Nasdaq listing standards. Our Board of Directors has determined that each of Mr. Karr and Ms. Saxton qualifies as an “Audit Committee Financial Expert” as that term is defined in rules promulgated by the SEC.

The Audit Committee is responsible for assisting the Board in fulfilling its oversight responsibilities, primarily through overseeing management’s conduct of the Company’s accounting and financial reporting process and systems of internal accounting and financial controls; selecting, retaining and monitoring the independence and performance of the Company’s outside auditors, including overseeing the audits of the Company’s financial statements, approving any non-audit services; and providing an avenue of communication among the outside auditors, management and the Board. The Audit Committee regularly reviews the Company’s financial statements and reports, earnings press releases, financial reporting process, system of internal controls, and compliance with applicable law.

ITEM 11:	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation through December 31, 2018 of each of our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)		Stock Awards ($)	All Other Compensation ($)	Total ($)
Stephen Alfers Chief Executive Officer, President and Chairman	2018	425,000	—		—		—	—	425,000
	2017	425,000	50,000	(1)	236,000	(1)	—	—	711,000

Debra Struhsacker Former Senior Vice President (2)	2018	22,500	—		—		—	195,063	217,563
	2017	270,000	25,313	(3)	148,680	(3)	—	—	443,993

Timothy Janke Chief Operating Officer (4)	2018	225,350	—		—		—	—	225,350
	2017	131,363	15,000	(5)	94,400	(5)	—	—	240,763

Eric Alexander Vice President Finance and Controller	2018	200,000	—		—		—	—	200,000
	2017	183,750	23,888	(6)	139,240	(6)	—	—	346,878

(1) Reflects Mr. Alfers’ bonus earned in 2017 but paid in 2018 and consists of (a) $50,000 in cash, and (b) the grant date fair market value of 100,000 stock options when granted on January 29, 2018 and valued at $236,000, calculated in accordance with FASB ASC Topic 718.

(2) Ms. Struhsacker resigned as the Company’s Senior Vice President on January 31, 2018. However, she remains a “named executive officer” as such term is defined in Item 402(m)(2)(iii) of Regulation S-K.

(3) Reflects Ms. Struhsacker’s bonus earned in 2017 but paid in 2018 and consists of (a) $25,313 in cash, and (b) the grant date fair market value of 63,000 stock options when granted on January 29, 2018 and valued at $148,680, calculated in accordance with FASB ASC Topic 718.

(4) Mr. Janke devotes approximately half of his time to serving as Chief Operating Officer.

(5) Reflects Mr. Janke's bonus earned in 2017 but paid in 2018 and consists of (a) $15,000 in cash, and (b) the grant date fair market value of 40,000 stock options when granted on January 29, 2018 and valued at $94,400, calculated in accordance with FASB ASC Topic 718.

(6) Reflects Mr. Alexander’s bonus earned in 2017 but paid in 2018 and consists of (a) $23,888 in cash, and (b) the grant date fair market value of 59,000 stock options when granted on January 29, 2018 and valued at $139,240, calculated in accordance with FASB ASC Topic 718.

Agreements with Named Executive Officers

Stephen Alfers

We entered into an amended and restated employment agreement (the “Alfers Employment Agreement”) with Mr. Alfers on June 28, 2015 that provides that Mr. Alfers will serve as our Chief Executive Officer until December 31, 2018, subject to renewal. Pursuant to the terms of the agreement, Mr. Alfers is entitled to a base salary of  $425,000 per year, subject to adjustment by the board of directors of Pershing Gold. Mr. Alfers will also receive an annual bonus if we meet or exceed certain criteria adopted by our board of directors. The annual target bonus amount for Mr. Alfers is equal to 100% of his annualized base salary for that year if target levels of performance for that year are achieved, with greater or lesser amounts paid for performance above and below such target. Mr. Alfers’ bonus amounts are subject to claw-back rights in the event of certain restatements of our financial information for a period of three years.

Upon Mr. Alfers’ termination without “Cause” or upon Mr. Alfers’ resignation for “Good Reason”, in either case where such termination is outside of a “Change in Control Period”, we are required to pay to Mr. Alfers, in addition to any “Accrued Obligations” (in each case, as defined in the Alfers Employment Agreement), an amount equal to two times the sum of  (i) Mr. Alfers’ base salary plus (ii) the average of the actual bonus amounts paid to Mr. Alfers’ in the two years prior to termination. Such severance amount is payable in a lump sum.

In addition, upon Mr. Alfers’ termination without Cause within six months prior to or twenty-four months following a Change in Control (as defined in the Alfers Employment Agreement and with such period to be referred to as a “Change in Control Period”) or upon Mr. Alfers’ resignation for Good Reason during a Change in Control Period, we are required to pay to Mr. Alfers, in addition to any Accrued Obligations, an amount equal to two times the sum of  (i) Mr. Alfers’ base salary plus (ii) Mr. Alfers’ target bonus for the year of termination equal to Mr. Alfers’ base salary. Such double-trigger severance amount is payable in a lump sum. Additionally, upon such qualifying termination within the Change in Control Period, Mr. Alfers is entitled to accelerated vesting of any unvested equity awards that were granted prior to such Change in Control, however, all Pershing Gold Options held by Mr. Alfers are currently out-of-the-money and Mr. Alfers is, therefore, not expected to be entitled to receive any payment in respect of such accelerated Pershing Gold Options.

The severance benefits described above, other than any Accrued Obligations, are contingent upon Mr. Alfers executing and not revoking a general release of all claims substantially in the form attached to the Alfers Employment Agreement. In addition, in the event that the aggregate payments or distributions payable by us to Mr. Alfers pursuant to the Alfers Employment Agreement or otherwise would constitute “excess parachute payments” under Section 280G of the Code, then such payments and distributions would be either (i) delivered to Mr. Alfers in full, or (ii) delivered to such lesser extent that would result in no portion of the payments or distributions being subject to the limitations of Section 280G of the Internal Revenue Code, whichever results in the receipt by Mr. Alfers, on an after-tax basis, of the greatest amount of benefits.

In addition, the Alfers Employment Agreement contains the following restrictive covenants: (i) a perpetual confidentiality covenant, (ii) a non-competition covenant applicable during employment and for a period of one year thereafter, and (iii) an employee and customer non-solicitation covenant applicable during employment and for a period of one year thereafter.

In connection with the Alfers Employment Agreement, Mr. Alfers was awarded restricted stock units pursuant to a Restricted Stock Unit Grant Agreement dated June 28, 2015 (the “2015 RSU Agreement”). Under the terms of the 2015 RSU Agreement, Mr. Alfers was granted a total of 700,000 restricted stock units. 300,000 restricted stock units are time-based units and are fully vested as of the date hereof.

The remaining 400,000 restricted stock units (the “Performance RSUs”) are subject to vesting upon the attainment of certain performance-based milestones set forth in the 2015 RSU Agreement and, to the extent unvested, will become fully vested upon a Change in Control. For each fully vested Performance RSU, Mr. Alfers will be entitled to receive one share of Pershing Gold Common Stock upon the earlier of December 31, 2018, Mr. Alfers’ separation from service or death, or a 409A Change in Control (as defined in the 2015 RSU Agreement), all as set forth in the RSU Agreement. In June 2016, 120,000 Performance RSUs vested upon the attainment of certain performance-based milestones and in March 2017, 60,000 additional Performance RSUs vested upon the attainment of certain other performance-based milestones. As of the date hereof, 220,000 Performance RSUs remain unvested and will accelerate and become fully vested upon the consummation of the Merger.

Pershing Gold and Mr. Alfers entered into a Restricted Stock Unit Grant Agreement dated March 21, 2017 (the “Alfers Bonus RSU Agreement”) pursuant to which Mr. Alfers was awarded 50,000 restricted stock units (the “Bonus RSUs”) as a discretionary bonus for his performance in 2016. The Bonus RSUs were fully vested on the date of grant. The Pershing Gold Common Stock underlying the Bonus RSUs will be issued upon the earlier of December 31, 2018, Mr. Alfers’ separation from service or death, or a 409A Change in Control (as defined in the Alfers Bonus RSU Agreement). Each Bonus RSU entitles Mr. Alfers to receive one share of Pershing Gold Common Stock within 30 days of the aforementioned events.

Debra Struhsacker

We entered into an offer letter with Ms. Struhsacker on September 23, 2013 pursuant to which Ms. Struhsacker was hired to serve as the Company’s Corporate Vice President and was entitled to an annual base salary, subject to adjustment at the sole discretion of the Chief Executive Officer with the approval of the Board of Directors (the “Struhsacker Offer Letter”). In connection with the Struhsacker Offer Letter, we also entered into a severance compensation agreement with Ms. Struhsacker on September 19, 2013 (the “Struhsacker Severance Compensation Agreement”). Upon a Qualifying Termination (as defined in the Struhsacker Severance Compensation Agreement) occurring on or within twelve months following a Change in Control (as defined in the Struhsacker Severance Compensation Agreement), we were required to pay Ms. Struhsacker a lump-sum severance payment equal to one and a half times the sum of (i) Ms. Struhsacker’s base salary, plus (ii) the greater of Ms. Struhsacker’s Annual Bonus Amount or Ms. Struhsacker’s Assumed Bonus Amount (both as defined in the Struhsacker Severance Compensation Agreement).

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

Ms. Struhsacker resigned as an officer of the Company effective January 31, 2018. On January 29, 2018, the Company and Ms. Struhsacker entered into a Consulting Agreement effective February 1, 2018 (the “Struhsacker Consulting Agreement”). Pursuant to the Struhsacker Consulting Agreement, Ms. Struhsacker will be paid a retainer fee of $15,000 per month for 60 hours of consulting services per month relating to the Company’s Relief Canyon Mine project and other exploration and mining projects. In addition, Ms. Struhsacker will be paid an hourly rate of $250 per hour for professional time required in excess of 60 hours per month. Ms. Struhsacker will be paid performance bonuses of up to an aggregate of $300,000 in cash and stock options upon the achievement of certain performance milestones relating to Phase II of the Company’s Relief Canyon Mine project and government relations activities.

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

In connection with the Alexander Offer Letter, we also entered into a severance compensation agreement with Mr. Alexander on November 21, 2012 that was amended on November 19, 2015 (as amended, the “Alexander Severance Compensation Agreement”). Pursuant to the Alexander Severance Compensation Agreement, Mr. Alexander will be entitled to receive certain benefits if he incurs a separation from service (as defined in the Alexander Severance Compensation Agreement) during the term of the agreement which is initiated by the Company for any reason other than Cause, death, or Disability (as such terms are defined in the Alexander Severance Compensation Agreement) or is initiated by Mr. Alexander for Good Reason (as defined in the Alexander Severance Compensation Agreement). These benefits depend on whether the separation occurs prior to or after a Change in Control (as defined in the Alexander Severance Compensation Agreement). If the separation occurs prior to a Change in Control, the Company shall pay Mr. Alexander a lump-sum severance payment equal to Mr. Alexander’s base salary plus the average of the annual cash bonuses paid to Mr. Alexander in the two years prior to separation. If the separation occurs within 12 months following a Change in Control, the Company shall pay Mr. Alexander a lump-sum severance payment equal to (x) 1.125 times (y) the sum of (a) Mr. Alexander’s base salary plus (b) the greater of (i) the average annual cash bonus paid to Mr. Alexander in the two years prior to separation or (ii) the target bonus amount established for Mr. Alexander in the fiscal year in which the separation occurs or, if none, an amount equal to 80% of Mr. Alexander’s base salary. On January 11, 2017, the Company and Mr. Alexander entered into a Third Amended Severance Compensation Agreement further extending the term of the Alexander Severance Compensation Agreement to December 31, 2017. On December 21, 2017, the Company and Mr. Alexander entered into a Fourth Amended Severance Compensation Agreement further extending the term of the Alexander Severance Compensation Agreement to December 31, 2018. On September 28, 2018, the Company and Mr. Alexander entered into an Amendment to Fourth Amended Compensation Agreement further extending the term of the Alexander Severance Compensation Agreement to March 31, 2018. On March 1, 2019, the Company and Mr. Alexander entered into a Second Amendment to Fourth Amended Compensation Agreement further extending the term of the Alexander Severance Compensation Agreement to June 1, 2019.

Timothy Janke

On January 11, 2018, we entered into an Offer of Employment with Timothy Janke dated January 10, 2018 and effective January 16, 2018 (the "Offer Letter"). The Offer Letter amended and superseded Mr. Janke’s prior Offer of Employment dated August 27, 2014, as amended on January 11, 2017. Pursuant to the Offer Letter, Mr. Janke will devote approximately 1,200 hours per year as the Company's Chief Operating Officer and will be paid an annual salary of $195,000. Mr. Janke will be paid at an hourly rate of $162.50 for work in excess of 100 hours per month. In addition, Mr. Janke is entitled to participate in the Company's bonus incentive plans with a target bonus of 50% of Mr. Janke's base salary. On September 28, 2018, the Company and Mr. Janke entered into an Amendment to Officer Letter extending the term of the severance and change in control provisions of the Offer Letter to March 31, 2019. On March 1, 2019, the Company and Mr. Janke entered into a Second Amendment to Offer of Employment further extending the term of severance and change of control provisions in the Offer Letter to June 1, 2019.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the holdings of equity awards of our named executive officers at December 31, 2018. This table includes unexercised and unvested options and equity awards. Vesting schedules are subject to acceleration or forfeiture in certain circumstances, including a change of control.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Stephen Alfers	555,556	—	—	$8.82	2/9/22	—	—	220,000	(2)	$233,200
	277,778	—	—	$6.12	6/18/22	—	—	—		—
	34,000	66,000	—	$2.80	1/28/28	—	—	—		—

Debra Struhsacker	22,223	—	—	$8.10	3/6/22			—		—
	22,223	—	—	$6.12	6/18/22	—	—	—		—
	21,420	41,580	—	2.80	1/28/28	—	—	—		—

Eric Alexander	20,060	35,940	—	2.80	1/28/28	—	—	—		—

Timothy Janke	13,600	26,400	—	$2.80	1/28/28	—	—	—		—

(1) The market value of stock awards is calculated at $1.06 per share, the closing price of our common stock on December 31, 2018.

(2) Includes 220,000 restricted stock units that vest upon the attainment of certain performance-based milestones.

Director Compensation

Our directors who are also our employees receive no fees for board service. Mr. Alfers is the only director who is also an employee. The compensation for all non-employee directors includes a $25,000 annual cash retainer and a $1,000 cash fee for attendance at each Board of Directors meeting. Directors receive a $1,000 cash fee for attendance at all committee meetings, and the chairs of the Technical, Audit, Compensation and Corporate Governance and Nominating committees receive annual cash retainers of $15,000, $15,000, $10,000 and $7,500 respectively. Non-employee directors on the Technical Committee receive a fee of $150 per hour up to a maximum of $1,000 per day for Technical Committee service that occurs other than at a meeting of the Technical Committee. As an employee director, Mr. Alfers will not receive an annual cash retainer or hourly fees for his role as chairman of the Technical Committee. Directors may elect to receive restricted stock units in lieu of cash. Non-employee directors are also eligible to receive annual grants of restricted stock units in such amounts and with such vesting provisions as are determined annually by the Compensation Committee and the Board of Directors. These equity grants related to 2017 service were granted in January 2018. For each vested restricted stock unit, the non-employee director is entitled to receive one unrestricted share of common stock upon termination of the director’s service on our Board of Directors. Directors eligible to receive other equity awards, including stock options, under our equity incentive plans, as determined from time to time by the Board of Directors.

The following table sets forth compensation paid to our non-employee directors in 2018.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry Honig	$22,667	(1)	$—		$—	$—	$—	$—	$22,667
Edward Karr	$43,000	(2)	$—		$—	$—	$—	$—	$43,000
Alex Morrison	$11,584	(3)	$—		$—	$—	$—	$—	$11,584
Pamela Saxton	$57,167	(4)	$—		$—	$—	$—	$—	$57,167
Jeff Clevenger	$27,014	(5)	$25,373	(6)	$—	$—	$—	$—	$52,387

(1) Amount represents Mr. Honig’s $16,667 annual retainer for service on the Board of Directors, as pro-rated for the year until his resignation from the Board of Directors, and $6,000 for attendance at six Board of Director and committee meetings. In satisfaction of $16,500 of these payments, the Company issued an aggregate of 8,475 restricted stock units (the “Honig Retainer RSUs”) on April 26, 2018 and June 29, 2018 calculated based on (x) the dollar amount of the director fees earned for the relevant fiscal quarter, divided by (y) the fair market value of one share of the Company’s stock as of the end of the relevant fiscal quarter, with the result rounded up to the nearest whole number. The Honig Retainer RSUs were granted as follows: (a) 4,513 units for director services rendered between January 1, 2018 and March 31, 2018 and (b) 3,962 units for director services rendered between April 1, 2018 and June 30, 2018.

(2) Amount represents Mr. Karr’s $25,000 annual retainer for service on the Board of Directors, $13,000 for attendance at thirteen Board of Director and committee meetings and $5,000 retainer as chair of the Corporate Governance and Nominating Committee. In satisfaction of $17,500 of these payments, the Company issued an aggregate of 9,022 fully vested restricted stock units (the “Karr Retainer RSUs”) on April 26, 2018 and June 29, 2018 calculated based on (x) the dollar amount of the director fees earned for the relevant fiscal quarter, divided by (y) the fair market value of one share of the Company’s stock as of the end of the relevant fiscal quarter, with the result rounded up to the nearest whole number. The Karr Retainer RSUs were granted as follows: (a) 4,513 units for director services rendered between January 1, 2018 and March 31, 2018 and (b) 4,509 units for director services rendered between April 1, 2018 and June 30, 2018.

(3) Amount represents Mr. Morrison’s $4,167 annual retainer for service on the Board of Directors, as pro-rated for the year until his resignation from the Board of Directors, $2,500 retainer as the chair of the Audit Committee, $1,667 retainer as chair of the Compensation Committee, $1,250 retainer as chair of the Corporate Governance and Nominating Committee, and $2,000 for attendance at two Board of Director and committee meetings.

(4) Amount represents Ms. Saxton’s $25,000 annual retainer for service on the Board of Directors in 2018, $12,500 retainer as chair of the Audit Committee, $6,667 retainer as chair of the Compensation Committee Charter, and $13,000 for attendance at 13 Board of Director and committee meetings.

(5) Amount represents Mr. Clevenger’s $17,014 annual retainer, as pro-rated for the portion of the year he served as director, and $10,000 for attendance at 10 Board of Director and committee meetings.

(6) Amount represents the grant date fair market value of 12,377 restricted stock units when granted to Mr. Clevenger on April 29, 2018, calculated in accordance with FASB ASC Topic 718.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our voting securities as of April 1, 2019 by:

•	each person known by us to beneficially own more than 5.0% of any class of our voting securities;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

All information is taken from or based upon ownership filings made by such persons with the SEC or upon information provided by such persons to us. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. Percentage computations are based on 33,686,921 shares of our common stock outstanding as of April 1, 2019.

	Common Stock (1)
Name of Beneficial Owner (2)	Shares Beneficially Owned		Percent of Class
5% Owners
Barry Honig	13,665,660	(3)	37.1%
Donald Smith Value Fund, L.P. (4)	3,257,930	(4)	9.7%
Ruffer LLP	1,960,329	(5)	5.8%

Named Executive Officers and Directors
Stephen Alfers	1,639,870	(6)	4.7%
Timothy Janke	89,436	(7)	*	%
Debra Struhsacker	122,789	(8)	*	%
Eric Alexander	93,869	(9)	*	%
Jeffrey Clevenger	4,126	(10)	*	%
Edward Karr	248,988	(11)	*	%
Pamela Saxton	12,873	(12)	*	%

Executive Officers and Directors as a Group (seven persons)	2,211,951		6.4%

* Less than one percent (1.0%).

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock includes for each person or entity shares issuable on the exercise of all options and warrants and the conversion of other convertible securities beneficially owned by such person or entity that are currently exercisable or can, at the option of the holder, become exercisable or convertible within 60 days following April 1, 2019. Such shares, however, are not included for the purpose of computing the percentage ownership of any other person.

(2)	The address of these persons, unless otherwise noted, is c/o Pershing Gold Corporation, 1658 Cole Blvd., Bldg. 6, Suite 210, Lakewood, CO 80401.

(3)	Total of 13,665,660 shares includes:

(i)	(a) 2,845,890 shares held directly by Mr. Honig; (b) 432,077 shares held by Mr. Honig and his spouse, Renee Honig, as tenants by the entirety, (c) 130,892 shares held by GRQ Consultants, Inc. with Mr. Honig as President and holding voting and dispositive power; (d) 5,269,167 shares held by GRQ Consultants, Inc. 401K Plan for which Mr. Honig is Trustee and holds voting and dispositive power; (e) 1,767,575 shares held by GRQ Consultants, Inc. Roth 401K FBO Barry Honig for which Mr. Honig is Trustee and holds voting and dispositive power; and (f) 89,147 shares held by GRQ Consultants, Inc. Defined Benefit Plan for which Mr. Honig is President and holds voting and dispositive power.

(ii)	396,039 warrants held by GRQ Consultants, Inc. 401K Plan for which Mr. Honig is Trustee and holds voting and dispositive power.

(iii)	7,735 Series E Preferred stock shares, which are convertible into 2,734,873 shares of Common Stock, comprised of: (a) 854 shares of Series E (301,950 shares of Common Stock issuable upon conversion) held directly by Mr. Honig; (b) 4,230 shares of Series E (1,495,606 shares of Common Stock issuable upon conversion) held by GRQ Consultants, Inc. 401K Plan for which Mr. Honig is Trustee and holds voting and dispositive power; (c) 2,070 shares of Series E (731,892 shares of Common Stock issuable upon conversion) held by GRQ Consultants, Inc. Roth 401K FBO Barry Honig for which Mr. Honig is Trustee and holds voting and dispositive power; and (d) 581 shares of Series E (205,425 shares of Common Stock issuable upon conversion) held by GRQ Consultants, Inc. Defined Benefit Plan for which Mr. Honig is Trustee and holds voting and dispositive power. Each share of Series E Preferred Stock is convertible into shares of the Company's Common Stock at a conversion rate of approximately 353.571 shares of Common Stock for each share of Series E Preferred.

(iv)	Mr. Honig is the trustee of GRQ 401K, GRQ Roth 401K and GRQ Defined and President of GRQ Consultants, and, in such capacities, has voting and dispositive power over the securities held by GRQ 401K, GRQ Roth 401K, GRQ Defined and GRQ Consultants.

(4)	The address of Donald Smith Value Fund, L.P. is 152 West 57th Street, 22nd Floor, New York, NY 10019.

(5)	The address of Ruffer LLP is 80 Victoria Street, London, SW1E 5JL, United Kingdom.

(6)

Includes: (i) 737,178 shares of Common Stock that are fully vested. Reflects a sale of 207,271 shares of Common Stock on December 27, 2013 to satisfy tax liabilities in connection with the vesting of restricted Common Stock; (ii) 867,334 shares of Common Stock issuable upon exercise of outstanding stock options, which are all vested; and (iii) 100 shares of Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into shares of the Company's Common Stock at a conversion rate of approximately 353.571 shares of Common Stock for each share of Series E Preferred Stock.

Excludes (i) 66,000 shares of Common Stock issuable upon exercise of outstanding stock options, which are not vested; (ii) 300,000 units which vested and are issuable due to continuous employment through December 31, 2018; (iii) 400,000 units which vest upon the attainment of certain performance goals, of which 180,000 are vested and issuable; and (iv) 50,000 units granted in March 2017 which vested on the date of grant and are issuable. Mr. Alfers has no right to vote the shares of common stock underlying the units or options until such shares are issued.

(7)	Includes: (i) 13,600 stock options granted on January 29, 2018 which vested on January 29, 2019; (ii) 42,500 shares of unrestricted stock granted on December 11, 2014; (iii) 16,667 shares of unrestricted stock granted on February 12, 2013; and (iv) 16,667 shares of unrestricted stock granted on December 16, 2013.

Excludes: (i) 26,400 stock options granted on January 29, 2018; 13,200 options vest on January 29, 2020 and 13,200 options vest on January 29, 2021; (ii) 16,002 restricted stock units granted on February 3, 2017, all of which have vested; and (iii) 9,250 restricted stock units granted on December 23, 2015, all of which have vested. Mr. Janke has no right to vote the shares of common stock underlying the units or options until such shares are issued.

(8)	Includes: (i) 56,923 shares of Common Stock that are fully vested; (ii) reflects the return of 5,025 shares of Common Stock to the Company’s treasury to satisfy tax withholding liabilities in connection with the vesting of restricted Common Stock; (iii) 65,866 shares of Common Stock issuable upon exercise of outstanding stock options, which are 100% vested.

Excludes: (i) 41,580 shares of Common Stock issuable upon exercise of outstanding stock options which are not vested; (ii) 16,000 restricted stock units granted on December 23, 2015; 5,334 units vested on December 23, 2015, 5,333 units vested on December 23, 2016, and 5,333 units vested on December 23, 2017; and (iii) 21,900 restricted stock units granted on February 3, 2017; 10,950 units vested February 3, 2017 and 10,950 units vested on February 3, 2018. Ms. Struhsacker has no right to vote the shares of common stock underlying the units or options until such shares are issued.

(9)	Includes: (i) 73,809 shares of Common Stock that are fully vested and (ii) 20,060 shares of Common Stock issuable upon exercise of outstanding stock options, which are 100% vested. Reflects the return of 8,971 shares of Common Stock to the Company’s treasury to satisfy tax withholding liabilities in connection with the vesting of restricted Common Stock.

Excludes: (a) 6,750 restricted stock units granted on December 23, 2015; 2,250 units vested on December 23, 2015, 2,250 units vested on December 23, 2016, and 2,250 units vested on December 23, 2017; (b) 16,653 restricted stock units granted on February 3, 2017; 8,326 units vested on February 3, 2017 and 8,327 units vested on February 3, 2018, and (c) 59,000 shares of Common Stock issuable upon exercise of outstanding stock options which are not vested. Mr. Alexander has no right to vote the shares of common stock underlying the units or options until such shares are issued.

(10)	Includes: 4,126 restricted stock units granted on April 29, 2018 which vest on April 29, 2019. These units are deemed to be beneficially owned by Mr. Clevenger and are issuable upon Mr. Clevenger’s resignation from the Board of Directors (subject to acceleration and forfeiture in certain circumstances).

Excludes: 8,251 restricted stock units granted on April 29, 2018; 4,126 units vest on April 29, 2020, and 4,125 units vest on April 29, 2021. These units are not deemed to be beneficially owned by Mr. Clevenger and are issuable upon Mr. Clevenger’s resignation from the Board of Directors (subject to acceleration and forfeiture in certain circumstances). Mr. Clevenger has no right to vote the shares of common stock underlying the units until such shares are issued

(11)	Includes: (i) 3,704 vested restricted stock units granted on June 9, 2015; 1,852 units vested on June 9, 2016, 1,852 units vested on June 9, 2017, and 1,852 units vested on June 9, 2018; (ii) 12,500 vested restricted stock units granted on December 12, 2015; all units vested on the date of grant; (iii) 5,000 vested restricted stock units granted on February 3, 2017, which units vested on February 3, 2017; (iv) 12,460 vested restricted stock units granted April 28, 2017, all of which vested on the date of grant; (v) 3,316 vested restricted stock units granted June 30, 2017, all of which units vested on the date of grant; (vi) 2,797 vested restricted stock units granted September 29, 2017, all of which units vested on the date of grant; (vii) 3,021 vested restricted stock units granted December 29, 2017, all of which units vested on the date of grant; (viii) 5,000 vested restricted stock units granted on February 3, 2017, which units vested on February 3, 2018; and (ix) 5,000 restricted stock units granted January 29, 2018, all of which units vested on the date of grant. These units are deemed to be beneficially owned by Mr. Karr and are issuable upon Mr. Karr’s resignation from the Board of Directors (subject to acceleration and forfeiture in certain circumstances).

(12)	Includes: (a) 10,000 vested restricted stock units granted January 29, 2018, all of which units vested on the date of grant, and (b) 2,873 restricted stock units granted October 30, 2017 that vested October 30, 2018. These units are deemed to be beneficially owned by Ms. Saxton and are issuable upon Ms. Saxton’s resignation from the Board of Directors (subject to acceleration and forfeiture in certain circumstances).

Excludes: 5,748 unvested restricted stock units granted on October 30, 2017; 2,874 units vest on October 30, 2019 and 2,874 units vest on October 30, 2020. These units are not deemed to be beneficially owned by Ms. Saxton and are issuable upon Ms. Saxton’s resignation from the Board of Directors (subject to acceleration and forfeiture in certain circumstances). Ms. Saxton has no right to vote the shares of common stock underlying the units until such shares are issued.

Equity Compensation Plan Information

The following table summarizes information related to our equity compensation plans under which our equity securities are authorized for issuance as of December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,736,132	(1)	$7.11	3,131,845	(2)
Equity compensation plans not approved by security holders	214,089		$6.09	—
Total	1,950,221		$7.01	3,131,845	(2)

(1) Includes 983,549 restricted stock units. These shares have been excluded from the weighted average exercise price calculation.

(2) Represents 58,334 shares of common stock remaining available for issuance under the 2010 Plan, 726,512 shares of common stock remaining available for issuance under the 2012 Plan, and 2,346,999 shares of common stock remaining available for issuance under the 2013 Plan.

Our Board of Directors and stockholders have adopted three equity incentive plans: (i) the 2010 Equity Incentive Plan, adopted September 29, 2010 (the “2010 Plan”), pursuant to which 155,557 shares of our common stock were reserved for issuance as awards, and as of December 31, 2017, 58,334 shares remained available for issuance prior to the termination of the 2010 Plan on April 29, 2018; (ii) the 2012 Equity Incentive Plan, adopted February 9, 2012 (the “2012 Plan”), pursuant to which 2,222,223 shares of our common stock were reserved for issuance as awards, and as of December 31, 2017, 726,512 shares remained available for issuance prior to the termination of the 2012 Plan on April 29, 2018; and (iii) the 2013 Equity Incentive Plan, adopted February 12, 2013 (the “2013 Plan”), pursuant to which 4,575,000 shares of our common stock were reserved for issuance as awards. As of December 31, 2017, 2,346,999 shares of common stock remained available for issuance under the 2013 Plan after the amendments adopted by the Board of Directors on April 29, 2018.

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

The purpose of the 2010 Plan, the 2012 Plan and the individual equity incentive plans is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. The purpose of the 2013 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons.

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

Related Person Transactions

We have entered into agreements and arrangements with our executive officers and directors that are more fully described above under “Executive Compensation — Agreements with Named Executive Officers”, “Executive Compensation — Indemnification Agreements”, and “Director Compensation”.

Transactions or Relationships with or involving Mr. Honig

In December 2017, we sold to Barry Honig, one of our former directors, 990,099 units of the Company’s securities for a purchase price of $3.03 per unit, or $3,000,000 in the aggregate, as part of a private placement, with each unit comprised of one share of common stock and a 24-month warrant to purchase 0.4 of a share of the Company’s common stock. The sale was completed on equivalent terms to other investors purchasing in the private placement, except that the unit price for all other investors in the private placement was $2.80. The terms of Mr. Honig’s participation in the private placement were reviewed and approved by the Audit Committee.

Transactions or Relationships with or involving Jonathan Honig

In December 2017, we sold to Jonathan Honig 535,714 units of the Company’s securities for a purchase price of $2.80 per unit, or $1,500,000 in the aggregate, as part of a private placement, with each unit comprised of one share of common stock and a 24-month warrant to purchase 0.4 of a share of the Company’s common stock. The sale was completed on equivalent terms to other investors purchasing in the private placement except for Barry Honig, as discussed above. The terms of Jonathan Honig’s participation in the private placement were reviewed and approved by the Audit Committee. Jonathan Honig is a sibling of Barry Honig.

Board Independence

We currently have four directors serving on our Board of Directors: Messrs. Alfers, Clevenger, and Karr, and Ms. Saxton. Mr. Honig served on the Board of Directors until his resignation on August 29, 2018. Mr. Alexander Morrison served on our Board until his resignation in February 2018. We have determined Messrs. Clevenger, Karr, and Ms. Saxton are, and both Messrs. Honig and Morrison were, independent in accordance with the definition of independence set forth in the Nasdaq listing rules. Each director who is a member of a committee subject to independence standards under the Nasdaq listing rules is independent under such standards. In reaching these determinations, the Board of Directors considered payments for consulting services made to Mr. Karr prior to his appointment to the Board of Directors, a grant of 12,500 restricted stock units to Mr. Karr in December 2015, payments for consulting services made to Mr. Morrison prior to the formation of the Audit Committee and the Company’s uplisting to Nasdaq, fees paid to Mr. Morrison for his service on the Technical Committee, Mr. Honig’s status as a significant stockholder, committee memberships by the Company’s employees on the boards of other companies, and Mr. Karr’s position and Mr. Honig’s former position on the board of directors of Levon Resources, a former significant stockholder of the Company.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets out the aggregate fees billed by KBL, LLP for the fiscal years ended December 31, 2018 and 2017 for the categories of fees described.

	Fiscal Year Ended December 31,
	2018	2017
Audit Fees (1)	$93,000	$82,659
Audit-Related Fees (2)	10,400	11,500
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$103,400	$94,150

(1) Audit fees include fees for services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements.

(2) Audit-related fees include fees related to the review of the Company’s prospectus supplements and other registration statements

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

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this annual report on Form 10-K or incorporated by reference:

(1)	Our consolidated financial statements are listed on the “Index to Consolidated Financial Statements” on Page F-1 to this report.

(2)	Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)	The following exhibits are filed with this annual report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit No.	Description
1.1	Underwriting Agreement, by and among Pershing Gold Corporation and the underwrites named therein, for whom Canaccord Genuity Corp., BMO Nesbitt Burns Inc. and Cantor Fitzgerald Canada Corporation are acting as representatives, dated as of December 11, 2017 (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017)
2.1	Share Exchange Agreement dated as of September 29, 2010, by and among The Empire Sports & Entertainment Holdings Co., The Empire Sports & Entertainment, Co. and the shareholders of The Empire Sports & Entertainment Co. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010)
2.2	Agreement and Plan of Merger dated September 28, 2018 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2018)
3.1	Amended and Restated Articles of Incorporation, as amended by certificates of amendment dated May 16, 2011, February 27, 2012, December 11, 2014 and June 17, 2015 (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2016)
3.2	Certificate of Designation for Series E Convertible Preferred Stock, as amended on September 28, 2018 (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2018).
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Pershing Gold Corporation, as filed with the Nevada Secretary of State on June 17, 2015 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2015)
3.4	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2017)
4.1	Form of Investor Warrant (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2015)
4.2	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2015)
4.3	Form of Investor Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)
4.4	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)
4.5	Warrant, dated March 28, 2016 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2016)
4.6	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017)
4.7	Form of Private Placement Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017)
4.8	Convertible Secured Debenture dated October 1, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2018)
10.1	The Empire Sports & Entertainment Holdings Co. 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010) +
10.2	Form of 2010 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010) +
10.3	Form of 2010 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010) +
10.4	Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012)
10.5	2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2012) +
10.6	Consulting Agreement with Barry Honig (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2012) +

10.7	Revised Offer Letter, dated November 21, 2012, between the Company and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012) +
10.8	Severance Compensation Agreement, dated November 21, 2012, between the Company and Eric Alexander (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012) +
10.9	Form of the 2012 Equity Incentive Plan Restricted Stock Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2013) +
10.10	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2013) +
10.11	Pershing Gold Corporation 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2013) +
10.12	Form of 2012 Equity Incentive Plan Amended and Restated Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013) +
10.13	Form of 2012 Equity Incentive Plan Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013) +
10.14	Form of 2012 Equity Incentive Plan Amended and Restated Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013) +
10.15	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013) +
10.16	Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2013)
10.17	Registration Rights Agreement, dated July 2, 2014 and July 18, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2014)
10.18	Registration Rights Agreement, dated July 30, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2014)
10.19	Registration Rights Agreement, dated October 15, 2014, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2014)
10.20	Asset Purchase Agreement dated effective January 13, 2015 among Newmont USA Limited, Pershing Gold Corporation and Gold Acquisition Corporation (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2015)
10.21	Mining Lease dated January 15, 2015, between New Nevada Resources, LLC and New Nevada Lands, LLC, as lessor, and Gold Acquisition Corp., as lessee (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2015)
10.22	Third Amendment to Restricted Stock Agreement, dated February 5, 2015, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015) +
10.23	Third Amendment to Amended and Restated Restricted Stock Agreement, dated February 5, 2015, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2015) +
10.24	Form of Subscription Agreement among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2015)
10.25	Form of Registration Rights Agreement among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2015)
10.26	Amended and Restated Executive Employment Agreement, dated June 28, 2015, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 2015) +

10.27	Restricted Stock Unit Grant Agreement, dated June 28, 2015, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 2015) +
10.28	Form of the 2013 Equity Incentive Plan Restricted Stock Grant Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2015) +
10.29	Form of 2013 Equity Incentive Plan Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2015) +
10.30	Severance Compensation Agreement, dated September 19, 2013, between the Company and Debra Struhsacker (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2015) +
10.31	Amended Severance Compensation Agreement, dated November 19, 2015, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2015) +
10.32	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.33	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.34	Second Amendment to Restricted Stock Grant Agreement, as amended, dated December 10, 2015, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.35	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Timothy Janke (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.36	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Timothy Janke (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.37	Second Amendment to Restricted Stock Grant Agreement, as amended, dated December 10, 2015, between Pershing Gold Corporation and Timothy Janke (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.38	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Debra Struhsacker (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.39	First Amendment to Restricted Stock Grant Agreement, dated December 10, 2015, between Pershing Gold Corporation and Debra Struhsacker (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.40	Second Amendment to Restricted Stock Grant Agreement, as amended, dated December 10, 2015, between Pershing Gold Corporation and Debra Struhsacker (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2015) +
10.41	Form of Registration Rights Agreement, dated February 4, 2016, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2016)
10.42	Form of Subscription Agreement, dated February 4, 2016, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2016)
10.43	Form of Subscription Agreement, dated February 25, 2016, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)
10.44	Form of Unit Purchase Agreement, dated February 25, 2016, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)

10.45	Form of Registration Rights Agreement, dated February 25, 2016, among the Company and certain accredited investors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2016)
10.46	Form of Subscription Agreement, dated March 24, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2016)
10.47	Registration Rights Agreement, dated March 28, 2016 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2016)
10.48	Extension Severance Compensation Agreement, dated August 15, 2016, between Pershing Gold Corporation and Debra Struhsacker (“Amended Severance Agreement”) (Incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2017) +
10.49	Second Amended Severance Compensation Agreement, dated September 15, 2016, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2016) +
10.50	Amendment No. 1 to the Pershing Gold Corporation 2013 Equity Incentive Plan, dated October 7, 2016 (Incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2017) +
10.51	Third Amended Severance Compensation Agreement, dated January 11, 2017, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2017) +
10.52	Amendment to Offer of Employment, dated January 11, 2017, between Pershing Gold Corporation and Timothy Janke (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2017) +
10.53	Second Extension Severance Compensation Agreement, dated January 11, 2017, between Pershing Gold Corporation and Debra Struhsacker (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2017) +
10.54	Restricted Stock Unit Grant Agreement, dated March 21, 2017, between Pershing Gold Corporation and Stephen Alfers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2017) +
10.55	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017)
10.56	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017)
10.57	Fourth Amended Severance Compensation Agreement, dated December 21, 2017, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2017) +
10.58	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2018) +
10.59	Offer Letter, dated January 10, 2018, between Pershing Gold Corporation and Timothy Janke (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2018) +
10.60	Consulting Agreement, dated as of January 29, 2018, between the Pershing Gold Corporation and Debra Struhsacker (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2018) +
10.61	Amended and Restated 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2018) +
10.62	Form of Director and Officer Support Agreement dated September 28, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2018)
10.63	Amendment to Fourth Amended Compensation Agreement, dated September 28, 2018, between Pershing Gold Corporation and Eric Alexander (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2018) +

10.64	Amendment to Offer Letter, dated September 28, 2018, between Pershing Gold Corporation and Timothy Janke (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2018) +
10.65	First Amendment to Agreement and Plan of Merger, dated March 1, 2019, among Pershing Gold Corporation, Americas Silver Corporation, and R Merger Sub, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2019) +
10.66	Second Amendment to Fourth Amended Severance Compensation Agreement, dated March 1, 2019, between Pershing Gold Corporation and Eric Alexander (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2019) +
10.67	Second Amendment to Offer of Employment, dated March 1, 2019, between Pershing Gold Corporation and Timothy Janke (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2019) +
21.1	List of Subsidiaries*
23.1	Consent of KBL, LLP *
23.2	Consent of Mine Development Associates Inc.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)*
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)**
95.1	Mine Safety Disclosure *
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Schema Document*
101.CAL	XBRL Taxonomy Calculation Document*
101.DEF	XBRL Taxonomy Definition Document*
101.LAB	XBRL Taxonomy Label Document*
101.PRE	XBRL Taxonomy Presentation Document*

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2019	PERSHING GOLD CORPORATION Registrant

	By:	/s/ Stephen Alfers
Stephen Alfers Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Alfers	Chief Executive Officer and President	April 2, 2019
Stephen Alfers	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Eric Alexander	Vice President Finance and Controller	April 2, 2019
Eric Alexander	(Principal Financial and Accounting Officer)

/s/ Jeffrey Clevenger	Director	April 2, 2019
Jeffrey Clevenger

/s/ Edward Karr	Director	April 2, 2019
Edward Karr

/s/ Pamela Saxton	Director	April 2, 2019
Pamela Saxton

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

75

PERSHING GOLD CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Pershing Gold Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pershing Gold Corporation and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained significant operating losses and needs to obtain additional financing to continue the services they provide. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

We have served as the Company’s auditor since 2011.

KBL, LLP

New York, NY

April 02, 2019

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in United States dollars)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$995,590	$12,858,873
Prepaid expenses and other current assets	654,167	1,006,779
Deposits	23,111	27,884

Total Current Assets	1,672,868	13,893,536

NON - CURRENT ASSETS:
Property and equipment, net	2,606,855	3,303,366
Mineral rights	23,973,912	22,803,912
Restricted cash	3,690,000	3,690,000
Reclamation bond deposit	50,000	50,000
Other non-current assets	38,987	9,689

Total Non - Current Assets	30,359,754	29,856,967

Total Assets	$32,032,622	$43,750,503

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$999,706	$1,651,461
Convertible notes payable, net of debt discount	1,924,036	-
Deferred rent	2,900	4,513
Deposit	-	1,750

Total Current Liabilities	2,926,642	1,657,724

LONG-TERM LIABILITIES:
Deferred rent - long term portion	8,132	-
Asset retirement obligation	1,215,436	963,303

Total Liabilities	4,150,210	2,621,027

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($0.0001 Par Value; 2,250,000 Shares Authorized; none issued and outstanding as of December 31, 2018 and 2017)	-	-
Convertible Series B Preferred stock ($0.0001 Par Value; 8,000,000 Shares Authorized; none issued and outstanding as of December 31, 2018 and 2017)	-	-
Convertible Series C Preferred stock ($0.0001 Par Value; 3,284,396 Shares Authorized; none issued and outstanding as of December 31, 2018 and 2017)	-	-
Convertible Series D Preferred stock ($0.0001 Par Value; 7,500,000 Shares Authorized; none issued and outstanding as of December 31, 2018 and 2017)	-	-
Convertible Series E Preferred stock ($0.0001 Par Value; 15,151 Shares Authorized; 8,946 shares issued and outstanding; liquidation preference of $9,742,194 as of December 31, 2018 and 2017)	1	1
Common stock ($0.0001 Par Value; 200,000,000 Shares Authorized; 33,676,921 and 33,544,125 shares issued and outstanding as of December 31, 2018 and 2017)	3,368	3,354
Additional paid-in capital	212,768,349	211,817,072
Accumulated deficit	(184,889,306)	(170,690,951)

Total Stockholders' Equity	27,882,412	41,129,476

Total Liabilities and Stockholders' Equity	$32,032,622	$43,750,503

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in United States dollars)

	For the Years Ended December 31,
	2018	2017

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes	3,184,929	4,797,984
Exploration cost	3,197,208	1,219,608
Consulting fees	2,644,238	2,418,726
General and administrative expenses	5,032,979	4,287,909

Total operating expenses	14,059,354	12,724,227

Loss from operations	(14,059,354)	(12,724,227)

Other income (expenses):
Other income (expense)	(75,000)	9,673
Foreign currency gain (loss)	(3,811)	(10,029)
Interest expense and other finance costs	(87,893)	(380,987)
Interest income	27,703	11,069

Total other income (expenses) - net	(139,001)	(370,274)

Loss before provision for income taxes	(14,198,355)	(13,094,501)

Provision for income taxes	-	-

Net loss	$(14,198,355)	$(13,094,501)

Preferred deemed dividend	-	(1,068,624)

Net loss available to common stockholders	$(14,198,355)	$(14,163,125)

Net loss per common share, basic and diluted	$(0.42)	$(0.50)

Weighted average common shares outstanding - basic and diluted	33,632,857	28,567,344

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(in United States dollars)

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock				Total
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		Additional	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2016	-	$-	-	$-	-	$-	-	$-	8,946	$1	28,389,378	$2,839	$195,705,344	$(156,527,826)	$39,180,358

Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	5,141,736	514	13,193,317	-	13,193,831

Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	21,586	2	(2)	-	-

Issuance of common stock for payment of accounts payable	-	-	-	-	-	-	-	-	-	-	2,351	-	8,250	-	8,250

Issuance of restricted common stock unit for accounts payable	-	-	-	-	-	-	-	-	-	-	-	-	65,000	-	65,000

Issuance of restricted common stock unit for services	-	-	-	-	-	-	-	-	-	-	-	-	68,002	-	68,002

Stock-based compensation in connection with restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	-	-	1,110,111	-	1,110,111

Stock-based compensation in connection with stock warrant grants	-	-	-	-	-	-	-	-	-	-	-	-	86,899	-	86,899

Cancellation of common stock	-	-	-	-	-	-	-	-	-	-	(10,926)	(1)	1	-	-

Vested accrued restricted stock unit bonuses	-	-	-	-	-	-	-	-	-	-	-	-	511,526	-	511,526

Preferred stock deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	1,068,624	(1,068,624)	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(13,094,501)	(13,094,501)

Balance, December 31, 2017	-	-	-	-	-	-	-	-	8,946	1	33,544,125	3,354	211,817,072	(170,690,951)	41,129,476

Issuance of common stock upon conversion of restricted stock units	-	-	-	-	-	-	-	-	-	-	132,796	14	(14)	-	-

Issuance of restricted common stock units for services	-	-	-	-	-	-	-	-	-	-	-	-	34,000	-	34,000

Stock-based compensation in connection with restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	-	-	565,402	-	565,402

Vested accrued restricted stock unit and stock option bonuses	-	-	-	-	-	-	-	-	-	-	-	-	351,889	-	351,889

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(14,198,355)	(14,198,355)

Balance, December 31, 2018	-	$-	-	$-	-	$-	-	$-	8,946	$1	33,676,921	$3,368	$212,768,349	$(184,889,306)	$27,882,412

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in United States dollars)

	For the Years Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(14,198,355)	$(13,094,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	961,541	1,071,942
Accretion	35,255	38,529
Non-cash consulting	75,000	-
Stock-based compensation	576,721	1,260,179
Amortization of debt discount	31,831	-

Changes in operating assets and liabilities:
Other receivables	-	(9,689)
Prepaid expenses and other current assets	352,612	132,981
Accounts payable and accrued expenses	(277,185)	90,875
Deposits	(861)	(24,000)
Other non-current assets	(25,414)	-
Deferred rent	6,519	(6,737)

NET CASH USED IN OPERATING ACTIVITIES	(12,462,336)	(10,540,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in reclamation bond deposits	-	(25,000)
Purchase of mineral rights	(1,170,000)	(17,000)
Purchase of property and equipment	(123,152)	(34,639)

NET CASH USED IN INVESTING ACTIVITIES	(1,293,152)	(76,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	-	13,193,831
Proceeds from issuance of convertible notes, net of issuance costs	1,892,205	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,892,205	13,193,831

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(11,863,283)	2,576,771

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of year	16,548,873	13,972,102

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - end of year	$4,685,590	$16,548,873

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$13,245	$6,747
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Reduction of accrued bonuses in connection with vested restricted common stock unit grants	$73,035	$511,526
Reduction of accrued bonuses in connection with vested stock options	$256,173	$-
Reduction of accrued bonuses in connection with expired stock options	$22,681	$-
Net book value of equipment in exchange for consulting fees	$75,000	$-
Reduction of accounts payable in connection with issuance of common stock	$-	$8,250
Reduction of accounts payable in connection with issuance of restricted stock unit grants	$-	$65,000
Increase in asset retirement obligations	$216,878	$29,689
Preferred stock deemed dividend	$-	$1,068,624

See accompanying notes to consolidated financial statements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

On March 1, 2019, the Company entered into a First Amendment (the “First Amendment”) to the Merger Agreement dated September 28, 2018 with Americas Silver and Merger Sub. The First Amendment extends the “Outside Date”, as defined in the Merger Agreement, to June 1, 2019. The Outside Date is the date after which either party may terminate the Merger Agreement if the Merger has not been consummated on or before such date. Additionally, the First Amendment makes technical and immaterial adjustments to the process by which shares will be issued and distributed by Americas Silver and Merger Sub upon closing.

Convertible Secured Debenture

Concurrent with the execution of the Merger Agreement, the Company and Americas Silver entered into a Convertible Secured Debenture (“Debenture”), effective October 1, 2018, that will entitle the Company to borrow up to $4,000,000 from Americas Silver.

The interest rate is 16% per year on the amount drawn, accrued and compounded monthly. The loan will mature on June 1, 2019, or September 1, 2019 if the Company has exercised an option to extend maturity. As of December 31, 2018 the Company has drawn $1,977,205 against the Debenture.

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

DECEMBER 31, 2018

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

The Debenture is secured by a lien on substantially all of the Company’s assets.

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its majority-owned subsidiaries as of December 31, 2018. In the preparation of the consolidated financial statements of the Company, intercompany transactions and balances have been eliminated.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2018, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Going concern

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred a net loss of approximately $14.2 million for the year ended December 31, 2018, has used approximately $12.5 million of net cash in operations for the year ended December 31, 2018, has incurred a total cumulative deficit of approximately $184.9 million since its inception and requires capital for its contemplated business and exploration activities to take place.

As discussed more fully in Note 1, the Company has entered into a Merger Agreement with Americas Silver. The Merger Agreement provides for, and the Company subsequently entered into, a Debenture whereby Americas Silver will provide the Company with up to $4 million to fund its working capital requirements until the Merger is closed, subject to customary contingencies. If the Merger does not close the principal and interest outstanding under the Debenture would either be reimbursed with cash or the issuance of the Company’s common stock. In addition to the Debenture, obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue business. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern as determined by management. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(in United States Dollars)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted cash – non current

Restricted cash consists of cash which is held as collateral under surface management surety bonds issued on the Company’s behalf. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2018	December 31, 2017

Cash and cash equivalents	$995,590	$12,858,873
Restricted cash – non current	3,690,000	3,690,000
Total cash, cash equivalents and restricted cash	$4,685,590	$16,548,873

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

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2018.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $654,167 and $1,006,779 at December 31, 2018 and 2017, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting, public relations, and business advisory services, insurance premiums, drilling services, mining claim fees and mineral lease fees which are being amortized over the terms of their respective agreements.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment of its long-lived assets at December 31, 2018 and 2017, respectively.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than fifty percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

DECEMBER 31, 2018

(in United States Dollars)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Related party transactions

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. There were no related party transactions for the years ended December 31, 2018 and 2017.

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

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires lessees to recognize right-of-use (“ROU”) assets and a lease liability for the rights and obligations created by most leases on the balance sheet. This update is effective for fiscal years, including interim periods, beginning after December 15, 2018. These changes become effective for the Company’s fiscal year beginning January 1, 2019.

The Company plans to adopt ASU 2016-02 using the modified retrospective transition approach with a cumulative-effect adjustment, which does not require the Company to adjust the comparative periods presented when transitioning to the new guidance on January 1, 2019. The Company has also elected to utilize the transition related practical expedients permitted by the new standard. By electing to utilize the practical expedients, the Company will not be required to reassess whether a contract is or contains a lease, will not need to separate lease and non-lease components for the majority of underlying asset classes, classify leases by operating or capital lease, may use hindsight in determining lease term, and will not reassess its land easements.

The Company has substantially completed its assessment regarding what the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements. Based upon the contracts outstanding at December 31, 2018, the adoption of ASU 2016-02 will result in the recognition of additional ROU assets and lease liabilities relating to operating leases of approximately $122,000 The Company does not expect a material impact to the consolidated statements of operations or the consolidated statements of cash flows. The Company will provide additional qualitative and quantitative disclosures related to leasing arrangements beginning in the period of adoption.

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

DECEMBER 31, 2018

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

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260)”. The amendments in the update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company’s adoption of this guidance on January 1, 2019 did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities”. ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance is effective for the Company beginning after December 15, 2018, although early adoption is permitted. The Company’s adoption of this guidance on January 1, 2019 did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company’s adoption of this guidance on January 1, 2019 did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(in United States Dollars)

NOTE 3 — MINERAL PROPERTIES

The Company’s Relief Canyon property rights currently total approximately 29,000 acres and are comprised of approximately 1,137 owned unpatented mining claims, 120 owned millsite claims, 62 leased unpatented mining claims, 6,586 acres of leased private lands, 960 acres of subleased private lands, and 320 acres of owned private minerals. Most of the property on which the Relief Canyon deposit is located is subject to a 2% net smelter return production royalty, with a portion of that property subject to net smelter return production royalties totaling 4.5%. The rest of the property is subject, under varying circumstances, to net smelter return production royalties ranging from 2% to 5%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

DECEMBER 31, 2018

(in United States Dollars)

NOTE 3 — MINERAL PROPERTIES (continued)

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

General

In February 2018, the Company increased its statewide surface management surety bonds by $200,000 with the United States Department of the Interior Bureau of Land Management (“BLM”) as required by the State of Nevada. No additional collateral was required. As of December 31, 2018, the Company had posted statewide surface management surety bonds in the total amount of approximately $12.5 million, which was approximately $80,000 in excess of the coverage requirement as of December 31, 2018, to reclaim land disturbed in its exploration and mining operations. The surface management surety bonds are provided through third-party insurance underwriters. The Company was required to deposit a total of $3,690,000, or approximately 30% of the total surety bonds, in collateral accounts. The funds deposited in the collateral accounts are classified as restricted cash – noncurrent on the Company’s balance sheet.

As of December 31, 2018, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Mineral properties consisted of the following:

	December 31, 2018	December 31, 2017

Relief Canyon Mine — Gold Acquisition	$8,571,071	$8,501,071
Relief Canyon Mine — Newmont Properties	14,809,441	13,709,441
Pershing Pass Property	593,400	593,400

	$23,973,912	$22,803,912

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	December 31, 2018	December 31, 2017

Furniture and fixtures	5 years	$56,995	$56,995
Office and computer equipment	1 - 5 years	457,289	434,563
Land	—	358,886	358,886
Building and improvements	5 - 25 years	844,678	823,131
Site costs	10 years	1,555,238	1,417,704
Crushing system	20 years	2,456,804	2,514,021
Process plant and equipment	10 years	3,622,874	3,530,460
Vehicles and mining equipment	5 - 10 years	605,824	605,824
		9,958,588	9,741,584
Less: accumulated depreciation		(7,351,733)	(6,438,218)

		$2,606,855	$3,303,366

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(in United States Dollars)

NOTE 4 — PROPERTY AND EQUIPMENT (continued)

For the years ended December 31, 2018 and 2017, depreciation expense amounted to $961,541 and $1,071,942, respectively. During May 2018, the Company exchanged a reclaim tunnel and other equipment with a net book value of $75,000 (cost of $123,026 and associated accumulated depreciation of $48,026) for engineering design services also valued at $75,000. As a result, the assets and related accumulated depreciation were written-off as of December 31, 2018. No gain or loss was recognized on the exchange.

NOTE 5 — CONVERTIBLE NOTES PAYABLE

At December 31, 2018 and 2017, convertible notes payable consisted of the following:

	December 31, 2018	December 31, 2017
Principal amount	$1,977,205	$-
Less: unamortized debt discount	(53,169)	-
Convertible notes payable, net – current	$1,924,036	$-

Concurrent with the execution of the Merger Agreement, the Company and Americas Silver entered into a convertible notes payable (“Debenture”), effective October 1, 2018, that will provide for the Company to borrow up to $4,000,000 from Americas Silver, subject to certain customary conditions. The interest rate is 16% per year on the amount drawn, accrued and compounded monthly. The loan will mature on June 1, 2019, or September 1, 2019 if the Company has exercised an option to extend maturity. The Debenture will be secured by a lien on substantially all of the Company’s assets.

If the Merger Agreement is terminated, in most circumstances, the outstanding principal amount, plus any accrued and unpaid interest, would be due and payable in cash within 90 days following the date of termination (or 10 days if the Merger Agreement is terminated by the Company in order to accept a Superior Proposal or following a change of the board of directors’ recommendation to stockholders). However, if the Merger Agreement is terminated because (i) Americas Silver fails to obtain the approval of its shareholders, (ii) a law or government order prevents consummation of the Merger, or (iii) Americas Silver breaches the Merger Agreement, the Company will have the option to repay the borrowed amount in cash or in shares of Company common stock.

If repayment is accomplished by conversion into Company common stock, the number of shares issuable will be determined by dividing the amount outstanding under the Debenture by a conversion price equal to the volume-weighted average price of the Company’s common stock for the five trading days immediately preceding the date of the election, but never less than $1.18. The issuance of common shares in exchange for amounts outstanding under the Debenture is subject to receipt of prior approval by The NASDAQ Stock Market and the Toronto Stock Exchange.

As of December 31, 2018 the Company has drawn $1,977,205 against the Debenture. The Company paid original issuance costs of $85,000 in connection with this Debenture which is being amortized over the term of the note. During the year ended December 31, 2018, amortization of debt discounts related to this Debenture amounted to $31,831 which has been included in interest expense. The Company recorded interest expense related to this Debenture amounting to $47,529 during the year ended December 31, 2018 and accrued interest of $47,529 as of December 31, 2018 which was included in accrued expenses on the accompanying consolidated balance sheets.

The Company intends to use the proceeds from the Debenture to fund its near-term working capital requirements, including permit advancements, ongoing property maintenance and corporate requirements.

The Company evaluated the embedded conversion feature of the 16% convertible notes payable in accordance with ASC 470 and determined that there is no beneficial conversion feature as the conversion price is equal to the fair value of the Company’s common stock. Additionally, the Company evaluated whether or not these convertible notes payable contain embedded conversion features, which meet the definition of derivatives under ASC 815 and related interpretations. The Company determined that the terms of the notes do not include any provision which may cause the embedded conversion options to be accounted for as derivative liabilities.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(in United States Dollars)

NOTE 6 — ASSET RETIREMENT OBLIGATIONS

In conjunction with the permit approval permitting the Company to resume mining in the existing open pits at the Relief Canyon Mine during the third quarter of 2014, the Company has recorded an asset retirement obligation based upon the reclamation plan submitted in connection with the permit. The following table summarizes activity in the Company’s ARO:

	December 31, 2018	December 31, 2017

Balance, beginning of year	$963,303	$895,085
Accretion expense	35,255	38,529
Reclamation obligations settled	-	-
Additions and changes in estimates	216,878	29,689
Balance, end of year	$1,215,436	$963,303

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

Series A Convertible Preferred Stock

As of December 31, 2018 and 2017, 2,250,000 shares of Series A Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series B Convertible Preferred Stock

As of December 31, 2018 and 2017, 8,000,000 shares of Series B Preferred Stock, $0.0001 par value were authorized with none outstanding.

Series C Convertible Preferred Stock

As of December 31, 2018 and 2017, 3,284,396 shares of Series C Preferred Stock, $0.0001 par value, were authorized with none outstanding.

9% Series D Cumulative Preferred Stock

As of December 31, 2018 and 2017, 7,500,000 shares of Series D Preferred Stock, $0.0001 par value, were authorized with none outstanding.

Series E Convertible Preferred Stock

As of December 31, 2018 and 2017, 15,151 shares of Series E Preferred Stock, $0.0001 par value, were authorized with 8,946 Series E Preferred shares outstanding.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(in United States Dollars)

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

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

Common Stock

Sale of Common Stock

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

On December 19, 2017, the Company issued an aggregate of 2,347,236 Units in a Private Placement (“Private Placement”), with each Unit comprised of one share of Common Stock and a 24-month warrant to purchase 0.40 of a share of Common Stock at an exercise price of $3.40, for a total of 2,347,236 shares of Common Stock and warrants to acquire an additional 938,891 shares of Common Stock. The gross proceeds for this issuance totaled approximately $6.8 million. The shares were issued pursuant to subscription agreements entered into between the Company and certain accredited investors, including Barry Honig who was a former director of the Company.

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

The Company recognized stock based compensation of approximately $530,000 during fiscal year 2016 in connection with the fiscal year 2016 bonus compensation transactions above.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(in United States Dollars)

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

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

Between April 2018 and June 2018, the Company granted a total of 17,497 restricted stock units to two members of the Company’s Board of Directors as payment in lieu of cash for retainer and meeting fees earned totaling $34,000 for the years ended December 31, 2018. All of these restricted stock units vested on the date of grant. For each vested restricted stock unit, the holder will be entitled to receive one restricted share of the Company's Common Stock upon such director’s termination of service on the Board of Directors, in connection with a change in control, or under certain other circumstances.

In August 2018, the Company converted 47,661 vested restricted stock units granted to one of its board members who resigned effective August 29, 2018 into 47,661 shares of the Company’s Common Stock due to such board member’s resignation.

As of December 31, 2017, the Company recognized a liability for employee and director bonus compensation related to restricted stock unit grants with a fair value of approximately $59,000 which was included in accounts payable and accrued expenses. Consequently, the Company recognized stock based compensation of approximately $59,000 during the year ended December 31, 2017 in connection with these transactions. As of December 31, 2018, the Company recorded approximately $73,035 in additional paid-in capital and a contemporaneous reduction of accounts payable and accrued expenses in connection with the issuance of vested restricted stock units related to fiscal year 2017 bonus compensations. As of December 31, 2018, there is no remaining unvested restricted stock units related to fiscal year 2017 bonus compensation.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(in United States Dollars)

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

During the years ended December 31, 2018 and 2017, the Company recorded total stock-based compensation expense in connection with restricted stock and restricted stock unit awards of $565,402 and $1,110,111, respectively.  At December 31, 2018, there was a total of $1,321,122 unrecognized compensation expense in connection with restricted stock and restricted stock unit awards.

A summary of the status of the restricted stock units and of changes in restricted stock units outstanding during the years ended December 31, 2018 and 2017, is as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2016	845,765	$5.68
Granted	241,051	3.19
Vested and converted	(21,586)	3.55
Forfeited	(3,759)	3.41
Balance at December 31, 2017	1,061,471	5.17
Granted	54,874	2.16
Vested and converted	(132,796)	2.23
Forfeited	-	-
Balance at December 31, 2018	983,549	$5.51

Common Stock Options

In January 2018, the Company issued 436,000 stock options in bonus compensation for certain employees. The options are exercisable at a price of $2.80 for 10 years.

A summary of the Company’s stock options as of December 31, 2018 and 2017 and changes during the period presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2016	1,794,453	$7.21	5.20
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at December 31, 2017	1,794,453	7.21	4.20
Granted	436,000	2.80	10.00
Exercised	—	—	—
Forfeited	(846,782)	6.31	—
Cancelled	—	—	—
Balance outstanding at December 31, 2018	1,383,671	$6.33	5.28
Options exercisable at December 31, 2018	966,671	$7.85
Options expected to vest	417,000	2.80
Weighted average fair value of options granted during the year ended December 31, 2018		$1.19

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(in United States Dollars)

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

As of December 31, 2017, the Company recognized a liability for employee bonus compensation related to stock options granted in January 2018 with a grant-date fair value of approximately $520,000, which was included in accounts payable and accrued expenses. The stock options granted to employees vest one-third on January 29, 2018, 2019 and 2020. The 436,000 options were valued on the grant date at approximately $1.19 per option or a total of approximately $520,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $2.36 per share (based on the sale of its common stock in a private placement at $2.80), volatility of 41%, expected term of 10 years, and a risk free interest rate of 2.70%. Consequently, the Company recognized stock based compensation of approximately $520,000 during the year ended December 31, 2017, in connection with these transactions. As of December 31, 2018, the Company recorded approximately $278,854 in additional paid in capital and a contemporaneous reduction of accounts payable and accrued expenses in connection with the issuance of vested restricted stock units related to fiscal year 2017 bonus compensations. Additionally, the Company reduced stock based compensation of $22,681 in connection with the expiration of stock options due to an employee termination and a contemporaneous reduction of accounts payable and accrued expenses. As of December 31, 2018, the remaining balance of unvested stock options related to fiscal year 2017 bonus compensations amounted to approximately $219,000.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of December 31, 2018 and 2017 and changes during the years ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2016	4,311,166	6.16	0.98
Granted	2,156,691	3.40	2.00
Cancelled	(2,033,590)	7.68	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at December 31, 2017	4,434,267	$4.12	1.29
Granted	—	—	—
Cancelled	(2,255,353)	4.77	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at December 31, 2018	2,178,914	$3.45	0.95
Warrants exercisable at December 31, 2018	2,178,914	$3.45	0.95
Weighted average fair value of warrants granted during the year ended December 31, 2018		$—

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

	For the Year ended December 31, 2018	For the Year ended December 31, 2017
Numerator:
Net loss available to common stockholders	$(14,198,355)	$(14,163,125)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	33,632,857	28,567,344

Net loss per common share, basic and diluted	$(0.42)	$(0.50)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. In periods where the Company has a net loss, all dilutive securities are excluded.

	December 31, 2018	December 31, 2017
Common stock equivalents:
Stock options	1,383,671	1,794,453
Stock warrants	2,178,914	4,434,267
Restricted stock units	983,549	1,061,471
Convertible preferred stock	3,163,051	3,163,051
Total	7,709,185	10,453,242

As more fully discussed in Note 1, the Company entered into a Debenture with Americas Silver to provide a loan of up to $4 million to fund the Company’s working capital needs up to the closing of the Merger, subject to certain customary conditions. In certain circumstances the repayment of the Debenture will be made via the issuance of shares of Company common stock. If shares are issued to Americas Silver to pay-off the Debenture additional shares would be issued which could potentially impact net loss per common share.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate facility and certain office equipment under operating leases with expiration dates through 2021. In April 2015, the Company executed a new operating lease agreement for its corporate facility in Lakewood, Colorado. The lease is for a period of 39 months commencing in May 2015 and expiring in July 2018. During the second quarter of 2018, the Company executed an amendment to the office lease agreement extending the lease period an additional 39 months through October 2021. The Company recognized total deferred rent of $11,032 in connection with this lease agreement as of December 31, 2018. Rent expense was $42,297 and $51,224 for the years ended December 31, 2018 and 2017, respectively.

Future minimum rental payments required under operating leases are as follows:

2019	$56,099
2020	57,194
2021	42,888
$156,181

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(in United States Dollars)

NOTE 9 — COMMITMENTS AND CONTINGENCIES (continued)

Mining Leases

The Company leases certain mineral properties and water rights included in its Relief Canyon Properties. The future minimum lease payments under these mining leases are as follows:

2019	$98,491
2020	137,485
2021	137,485
2022	142,485
2023	124,985
Thereafter	812,305
$1,453,236

If the Merger closes as contemplated, certain key employees of the Company will receive aggregate payments totaling approximately $2.8 million, through employment or severance compensation agreements. Mr. Alfers, Chief Executive Officer, will receive $1.7 million and Mr. Alexander, Vice President Finance and Controller, will receive approximately $450,000. Non-executive key employees will receive the remaining portion of the aggregate $2.8 million. Additionally, if the Merger close as contemplated, Canaccord, the Company’s financial advisor, will receive a minimum success fee of $750,000.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires lessees to recognize right-of-use (“ROU”) assets and a lease liability for the rights and obligations created by most leases on the balance sheet. This update is effective for fiscal years, including interim periods, beginning after December 15, 2018. These changes become effective for the Company’s fiscal year beginning January 1, 2019.

The Company plans to adopt ASU 2016-02 using the modified retrospective transition approach with a cumulative-effect adjustment, which does not require the Company to adjust the comparative periods presented when transitioning to the new guidance on January 1, 2019. The Company has also elected to utilize the transition related practical expedients permitted by the new standard. By electing to utilize the practical expedients, the Company will not be required to reassess whether a contract is or contains a lease, will not need to separate lease and non-lease components for the majority of underlying asset classes, classify leases by operating or capital lease, may use hindsight in determining lease term, and will not reassess its land easements.

The Company has substantially completed its assessment regarding what the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements. Based upon the contracts outstanding at December 31, 2018, the adoption of ASU 2016-02 will result in the recognition of additional ROU assets and lease liabilities relating to operating leases of approximately $122,000. The Company does not expect a material impact to the consolidated statements of operations or the consolidated statements of cash flows. The Company will provide additional qualitative and quantitative disclosures related to leasing arrangements beginning in the period of adoption.

NOTE 10 — INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $88.6 million at December 31, 2018, expiring through the year 2038. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(in United States Dollars)

NOTE 10 — INCOME TAXES (continued)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Tax benefit computed at “expected” statutory rate	$(2,981,655)	$(4,452,130)
State income taxes, net of benefit	—	—
Permanent differences:
Stock based compensation and consulting	76,430	199,654
Prior year true-ups	23,024	7,888
Other	7,156	14,086,726
Increase (decrease) in valuation allowance	2,875,045	(9,842,138)
Net income tax benefit	$—	$—

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Computed “expected” tax expense (benefit)	(21.0)%	(34.0)%
State income taxes	0%	0%
Permanent differences	0.73%	1.58%
Change in Tax Rates	0%	107.58%
Change in valuation allowance	20.27%	(75.16)%
Effective tax rate	0.0%	0.0%

On December 22, 2017 the United States (“U.S.”) Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws effective January 1, 2018 including but not limited to, (1) reduction of U.S. federal corporate tax rate to 21 percent; (2) the elimination of the corporate alternative minimum tax (AMT) and refunding of existing AMT credit carryforwards ; (3) limitations on deductible interest expense; (4) the repeal of the of the domestic production activity deduction (DPAD); and (5) limitations on net operating losses (NOL’s) generated after December 31, 2018 to 80 percent of taxable income. The NOL’s generated in 2018 and beyond are to be carried forward indefinitely with no carryback.

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

PERSHING GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(in United States Dollars)

NOTE 10 — INCOME TAXES (continued)

The Company has a deferred tax asset which is summarized as follows at December 31, 2018 and 2017:

Deferred tax assets:

	December 31, 2018	December 31, 2017
Net operating loss carryover	$18,609,630	$15,896,934
Stock based compensation	2,768,448	2,782,257
Depreciable and depletable assets	21,216	(16,203)
Mining explorations	3,273,923	3,144,263
Capital loss carryforward	915,886	915,886
Other	41,423	32,346
Less: valuation allowance	(25,630,526)	(22,755,483)
Net deferred tax asset	$—	$—

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2018, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by approximately $2.9 million.

NOTE 11 — SUBSEQUENT EVENTS

On March 1, 2019, the Company entered into a First Amendment (the “First Amendment”) to the Merger Agreement dated September 28, 2018 with Americas Silver and Merger Sub. The First Amendment extends the “Outside Date”, as defined in the Merger Agreement, to June 1, 2019. The Outside Date is the date after which either party may terminate the Merger Agreement if the Merger has not been consummated on or before such date. Additionally, the First Amendment makes technical and immaterial adjustments to the process by which shares will be issued and distributed by Americas Silver and Merger Sub upon closing.

